Form 10-Q
period 1995-03-31
INTELLICALL INC
filed 1995-05-03
CIK 818674

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


                (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995

                                       OR

                ( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 1-10588


                               INTELLICALL, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                      75-1993841
(State or other jurisdiction of         (I.R.S. Employer Identification number)
 incorporation or organization)

                            2155 Chenault, Suite 410
                              Carrollton, TX 75006
                    (Address of Principal Executive Offices)

                                 (214) 416-0022
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X                                                       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                Outstanding at
         Class                                                  April 28,1995
Common Stock $.01 par value                                        7,667,543

INDEX

INTELLICALL, INC.

Part I.           Financial Information

     Item 1.      Financial Statements

                  Condensed Consolidated Balance Sheets at March 31, 1995
                  (Unaudited) and December 31, 1994.........................1

                  Condensed Consolidated Statements of Operations for each of the three month periods ended March 31, 1995 and 1994
                  (Unaudited)       ........................................2

                  Condensed Consolidated Statements of Cash Flows for each of the three month periods ended March 31, 1995 and 1994
                  (Unaudited)       ........................................3

                  Notes to Condensed Consolidated Financial Statements..... 4

     Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.................................7

Part II.          Other Information

     Item 1.      Legal Proceedings........................................ 8

     Item 6.      Exhibits and Reports on Form 8-K......................... 8

Signatures................................................................. 9

Part I.  Financial Information
     Item 1.  Financial Statements

INTELLICALL, INC.
       CONDENSED CONSOLIDATED BALANCE SHEETS
       (in thousands, except share information)


                                            March 31, 1995   December 31, 1994
                                             (Unaudited)
ASSETS
 Current assets:
      Cash and equivalents                   $ 2,217             $ 2,826
      Receivables, net                        28,518              27,777
      Receivables from related party             533                 766
      Inventories                             12,757              12,935
      Other current assets                       694                 424
                                             --------           --------

      Total current assets                    44,719              44,728

Fixed assets, net                              2,333               2,415
License fees receivable                          896               1,140
Investment in sales-type leases                  535               1,154
Receivables from related party                    --                  32
Notes receivable, net                          2,915               4,035
Intangible assets, net                         1,086               1,108
Capitalized software costs, net                3,091               2,259
Other assets                                   1,353               1,928
                                            --------            --------
                                             $56,928             $58,799
                                             =======             =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                       $10,152             $10,133
      Other liabilities                        1,579               2,505
      Current portion of long-term debt          657                 945
                                               -----             -------

      Total current liabilities               12,388              13,583

Long-term debt                                25,267              25,694
Other liabilities                                200                 200

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000
      shares authorized; none issued              --                  --
  Common stock, $.01 par value; 50,000,000
      shares authorized; 7,686,451 and
      7,573,428 shares issued,
      respectively                                77                  77
  Additional capital                          47,131              47,131
  Less common stock in treasury, at cost;
      24,908 shares                             (258)               (258)
  Accumulated deficit                        (27,877)            (27,628)
                                            --------            --------
      Total stockholders' equity              19,073              19,322
                                            --------            --------
                                             $56,928           $  58,799
                                            ========           =========

See notes to condensed consolidated financial statements.

INTELLICALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

                                                        THREE MONTHS ENDED
                                                              MARCH 31,
                                                        1995           1994
                                                        ----           ----
Revenues and Sales:
         Service revenues                            $ 12,625       $ 13,282
         Equipment sales                                7,537          4,750
                                                      -------        -------
                                                       20,162         18,032

Cost of revenues and sales:
         Service revenues                              10,382         10,786
         Equipment sales                                6,426          4,881
                                                     --------       --------
                                                       16,808         15,667
                                                      -------        -------

Gross profit
         Service revenues                               2,243          2,496
         Equipment sales                                1,111           (131)
                                                        -----        -------
                                                        3,354          2,365

Selling, general and administrative expenses            2,259          3,940
Research and development expenses                         465            418
Provision for doubtful accounts                           139            264
                                                      -------        -------

Operating income (loss)                                   491         (2,257)

Interest income                                           124            270
Interest expense                                         (864)          (574)
                                                    ---------     ----------

Net loss                                             $   (249)      $ (2,561)
                                                     ========       ========

Loss per share                                       $   (.03)      $   (.31)
                                                    ---------      ---------

Weighted average number of common and common
equivalent shares outstanding                           7,662          8,158
                                                    =========      =========


See notes to condensed consolidated financial statements.

INTELLICALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                          1995            1994
                                                          ----            ----
Operating Activities:

    Net loss                                            $  (249)      $ (2,561)

    Adjustments to reconcile net loss to
      net cash provided by operating activities:
      Depreciation and amortization                         886            693
      Provision for doubtful accounts                       139            264
      Provision for inventory                                18             38

      Changes in operating assets and liabilities:
        (Increase) decrease in receivables               (1,750)         2,125
        Decrease in inventories                             160          2,119
        (Increase) decrease in other current assets        (286)            64
        Decrease in license fee receivable                  707          2,271
        Decrease in investment in sales type leases       1,338            748
        Decrease in related party receivable                265             34
        Decrease in notes receivable                        568             41
        Increase (decrease) in accounts payable              19         (3,869)
        (Decrease) increase in accrued liabilities         (926)           104
        Increase (decrease in other)                        163           (263)
                                                         ------         ------

Net cash provided by operating activities                 1,052          1,808

Investing activities:
    Purchase of equipment                                  (216)          (182)
    Capitalized software                                   (700)          (646)
                                                          -----          -----

Net cash used in investing activities                      (916)          (828)

Financing activities:
     Proceeds from borrowings on long-term debt              13         23,156
     Principal payments on long-term debt                  (758)       (23,790)
     Proceeds from issuance of stock under stock
       option plans                                           0              5
                                                          -----        -------

Net cash used in financing activities                      (745)          (629)

Changes in cash                                            (609)           351
Cash at beginning of period                               2,826             83
                                                          -----         ------

Cash at end of period                                    $2,217         $  434
                                                         ======         ======



See notes to condensed consolidated financial statements.

NOTE 1 - CERTAIN ACCOUNTING POLICIES

         Basis of Presentation. The accompanying condensed consolidated financial statements of Intellicall, Inc. (the "Company") have been prepared in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in annual reports on Form 10-K. In management's opinion, all adjustments necessary for a fair presentation of the results of operations for the periods shown have been made and are of a normal and recurring nature.

The results of operations for the three months ended March 31, 1995, are not necessarily indicative of the results of operations for the full year 1995. The condensed consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

     Statement Presentation. Certain prior year amounts have been reclassified to conform to current year presentation.

     Software Development Costs. The Company capitalizes costs related to the development of certain software products. In accordance with Statement of Financial Accounting Standards No. 86, capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Amortization is computed on an individual product basis based on the products' estimated economic life using the straight line method.

     The amounts of software development costs capitalized in the first quarter of 1995 and 1994 were $700,000 and $625,000, respectively. The Company recorded $156,000 software amortization expense for the three months ended March 31, 1995.

     Cash. Cash accounts serve as collateral under the Company's lending agreements and, accordingly, are restricted.

     Other. The allowance for doubtful accounts was $4.4 million at March 31, 1995, and $5.1 million at December 31, 1994.

                               INTELLICALL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




NOTE 2 - LONG-TERM DEBT AND LINE OF CREDIT

         As of March 31, 1995 and December 31, 1994, the Company's debt consisted of the following (in thousands):


                                                                        March 31,       December 31,
                                                                          1995              1994

         Variable rate Senior Bridge Notes Due 1996, Series A         $ 16,000            $ 16,000
         12.5% Senior Bridge Notes Due 1996, Series B                    8,000               8,000
         Series B debt discount                                           (165)              (195)
         Collateralized note                                             1,089              1,834
         Subordinated note                                               1,000              1,000
                                                                      --------            -------
              Total debt                                                25,924             26,639
         Less: Current portion of long-term debt                          (657)              (945)
                                                                     ---------           --------
              Total long-term debt                                    $ 25,267           $ 25,694
                                                                     =========          =========


         On August 11, 1994, the Company issued its Variable Rate Senior Bridge Notes Due 1996, Series A ("Series A Notes") and 12.5% Senior Bridge Notes Due 1996, Series B ("Series B Notes") to Nomura Holding America Inc. ("Nomura"). The Company issued a warrant which entitles Nomura to purchase 550,000 shares of the Company's common stock. The notes are secured by collateral comprising substantially all the assets of the Company and mature on August 11, 1996.

         Interest on the Series A Notes accrues monthly at a rate of prime plus 2% through December 31, 1995, and prime plus 3% thereafter. Interest on both notes is payable quarterly. The Series A Notes may be issued from time to time provided the aggregate amount outstanding does not exceed $16 million.

     If the Series B Notes are not retired by December 31, 1995, the Company must issue an additional warrant to Nomura which, if exercised, would increase Nomura's ownership position in the Company by an incremental amount equal to 5% of the sum of (a) the issued and outstanding shares of common stock of the Company on the date such additional warrant is issued, and (b) the shares issuable upon exercise of the warrant issued to Nomura at closing. If the Series B Notes are not retired by June 30, 1996, the Company must issue an additional warrant to Nomura, which if exercised, would increase Nomura's ownership in the Company by an incremental amount equal to 5% of the sum of (a) the issued and outstanding shares of common stock of the Company on the date such additional warrant is issued, and (b) the shares issuable upon exercise of the warrant issued to Nomura at closing and (c) the shares issuable upon exercise of the warrant which may be issued to Nomura as described in the preceding sentence. If the Company is required to issue additional warrants, the exercise price will be the average closing price for the 10 trading days prior to the dates of issue. All warrants issued to Nomura expire on August 11, 1999.

                               INTELLICALL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





         The note agreement with Nomura requires the Company to comply with certain debt covenants. Such covenants require the Company to maintain certain financial ratios and prohibit the paying of dividends. As of December 31, 1994, Nomura waived the Company's non-compliance with one covenant and amended various covenants covering the remaining term of the note agreement. As of March 31, 1995, the Company was in compliance with its debt covenants.


NOTE 3 - INVENTORY

         As of March 31, 1995 and December 31, 1994, the Company's inventory consisted of the following (in thousands):

                                              March 31,          December 31,
                                                1995                 1994

         Raw materials                        $ 7,317              $ 7,192
         Work-in-process                        2,077                1,731
         Finished goods                         3,363                4,012
                                             --------             --------
              Total inventory                 $12,757              $12,935
                                            =========            =========



NOTE 4 - LITIGATION

              SEC Investigation. In February 1993 the Company learned that the Securities and Exchange Commission issued an order in August 1992 authorizing a private investigation of the Company by members of the Commission's staff. The Company had previously announced that the SEC was conducting an inquiry with respect to the Company. The investigation is directed to the following issues:
(i) the Company's revenue recognition practices; (ii) the Company's non-compliance with certain loan covenants during 1991 and the timing of its disclosures of those non-compliances and their effect on the characterization of the Company's debts; (iii) the timing of the Company's disclosure that it had suffered a loss for the year ended December 31, 1991; (iv) certain charges that the Company reported in its Form 10-K for the year ended December 31, 1991; and
(v) the timing of the Company's charge against earnings arising from the Company's transactions with a billing agent. The Company has been cooperating with the investigation.

                               INTELLICALL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




     Other. The Company is subject to various other legal proceedings arising out of the conduct of its business. It is the opinion of the management of the Company that the ultimate disposition of these proceedings will not have a material adverse effect on the Company's financial condition and results of operations.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Liquidity and Capital Resources

     During the quarter, the Company generated $1.1 million of cash from operations. Also during this period, the Company invested $216,000 in capital equipment and $700,000 in software development, respectively. Long term debt of $758,000 was repaid and the Company's net cash position decreased $609,000 during the quarter.

     The Company anticipates that its 1995 operations will be self-sustaining and has no present plans to issue new debt or equity. In 1995, as part of its new product strategies, the Company plans to invest in capitalized software costs and in various capital expenditures at levels similar to those in 1994. Additionally, the Company intends to continue investing in new product development and marketing at levels similar to those in 1994. The Company expects that its sources and uses of working capital will generally be balanced throughout 1995, except for seasonal growth in call traffic receivables which generally occurs in the second and third quarters. Management believes that its bad debt provisions are adequate and that liquidity will not be affected by unexpected adverse trends in collection experience.

     The Company's future liquidity will depend on working capital turnover, spending levels, the volume and timing of equipment sales combined and product gross margins. There can be no assurance that the Company's efforts to maintain or enhance liquidity will be successful, and, under certain circumstances, the Company may be required to limit its operations, dispose of certain assets, consider the sale of additional equity, or take other actions as considered necessary.

     See Item 1, Note 2 for Senior Note Agreement information.

Results of Operations

     Service Revenues. The Company had service revenues of $12.6 million for the three months ended March 31, 1995, compared to $13.3 million for the three months ended March 31, 1994, a decrease of approximately $657,000 or 4.9% from the three months ended March 31, 1994. The lower service revenues in 1995 are attributable to a decline in the average number of phone calls made using the Company's Intelli*Star automated operator technology. The decline in average calls per phone was partially offset by an increase in the number of phones using the Company's Intelli*Star technology.

                               INTELLICALL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




     Gross profit derived from service revenues was $2.2 million (17.8% of the related revenues) for the three months ended March 31, 1995, as compared to gross profit of $2.5 million (18.8% of the related revenues) for the three months ended March 31, 1994.

     Equipment Sales. Revenues from telephone and related sales were $7.5 million for the three months ended March 31, 1995 as compared to $4.8 million for the three months ended March 31, 1994. The 58.7% revenue increase reflects increased shipments in domestic payphone, regulated, and international markets. In particular, international shipments were made to Thailand, Argentina, and Sri Lanka.

     Gross profit from equipment sales was $1.1 million (14.7% of related sales) for the three months ended March 31, 1995 as compared to a loss of $131,000 (2.8% of related sales) for the three months ended March 31, 1994. Gross profit on sales and revenues increased in the first quarter of 1995 primarily as a result of higher sales volume and a more profitable mix of equipment sold, and increased production efficiencies.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 42.7%, or approximately $1.7 million, for the three months ended March 31, 1995 from the same period ended March 31, 1994. Primarily, such decreases consisted of reductions in compensation, employee benefits, and consulting fees as a result of cost cutting initiatives which occurred in the second half of 1994.


     Net Loss. The Company reported a net loss of $249,000 for the three months ended March 31, 1995 as compared to a net loss of $2,561,000 for the three months ended March 31, 1994. The decreased loss in 1995 was attributed to several factors. Gross profit increased by approximately $989,000 in 1995 primarily due to a higher volume of equipment sales and more profitable mix of sales. Selling general and administrative expenses decreased $1,689,000 in 1995 due to reductions in compensation, employee benefits and consulting fees. Lastly, the above improvements in operating income were offset by an increase of $436,000 in net interest expense as a result of higher 1995 interest rates, increased borrowings and reduced interest income.


Part II. Other Information

Item 1.  Legal Proceedings

     Reference is hereby made to Note 9 of the Company's consolidated financial statements included in the Form 10-K for the year ended December 31, 1994.


Item 6.   Exhibits and Reports on Form 8-K

         (a)  Exhibits: None

         (b)  Reports on Form 8-K:  None.

Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       INTELLICALL, INC.



                                       /s/ William O. Hunt
                                       Chairman of the Board, President and
                                       Chief Executive Officer



                                       /s/ Michael H. Barnes
                                       Senior Vice President Corporate Staff
                                       and Chief Financial Officer
                                       (principal financial officer)



Date:   May 3, 1995