Form 10-Q
period 1995-06-30
INTELLICALL INC
filed 1995-08-02
CIK 818674

- -----------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 1-10588


                               INTELLICALL, INC.
             (Exact name of registrant as specified in its charter)

                              Delaware 75-1993841
         (State or other jurisdiction of incorporation or organization)
                    (I.R.S. Employer Identification Number)

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

                                   Yes X No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              Outstanding at
           Class                                               July 31,1995
Common Stock $.01 par value                                      7,678,043
 ------------------------------------------------------------------------------

INDEX

INTELLICALL, INC.

Part I.           Financial Information

     Item 1.      Financial Statements

                  Condensed Consolidated Balance Sheets at June 30, 1995
                  (Unaudited) and December 31, 1994..........................1

                  Condensed Consolidated Statements of Operations for each of the three month periods ended June 30, 1995 and 1994
                  (Unaudited)       .........................................2

                  Condensed Consolidated Statements of Operations for each of the six month periods ended June 30, 1995 and 1994
                  (Unaudited)       .........................................3

                  Condensed Consolidated Statements of Cash Flows for each of the six month periods ended June 30, 1995 and 1994
                  (Unaudited)       .........................................4

                  Notes to Condensed Consolidated Financial Statements...... 5

     Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..................................8

Part II.          Other Information

     Item 4.      Submission of Matters to a Vote of Security Holders.......11

     Item 6.      Exhibits and Reports on Form 8-K..........................11


Signatures..................................................................12

Part I.  Financial Information
     Item 1.  Financial Statements

INTELLICALL, INC.
       CONDENSED CONSOLIDATED BALANCE SHEETS
       (in thousands, except share information)


                                            June 30, 1995    December 31, 1994
                                             ------------    -----------------
                                             (Unaudited)
ASSETS
 Current assets:
      Cash and equivalents                      $ 2,127               $ 2,826
      Receivables, net                           26,469                28,079
      Receivables from related party                431                   766
      Inventories                                12,820                12,935
      Other current assets                          305                   122
                                                -------                ------

      Total current assets                       42,152                44,728

Fixed assets, net                                 2,343                 2,415
License fees receivable, net                        801                 1,140
Investment in sales-type leases, net                398                 1,154
Receivables from related party                       --                    32
Notes receivable, net                             2,751                 4,035
Intangible assets, net                            1,063                 1,108
Capitalized software costs, net                   3,535                 2,259
Other assets                                      1,002                 1,928
                                                 ------                ------
                                                $54,045               $58,799
                                                =======               =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                         $ 9,951               $ 10,133
      Other liabilities                          1,980                  2,505
      Current portion of long-term debt            362                    945
                                                ------                 ------

      Total current liabilities                 12,293                 13,583

Long-term debt                                  20,086                 25,694
Deferred revenue                                 2,247                     --
Other liabilities                                  200                    200

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000
      shares authorized; none issued                --                     --
  Common stock, $.01 par value; 20,000,000
  and 50,000,000 shares authorized,
  respectively; 7,698,451 and 7,686,451
  shares issued, respectively                       77                     77
  Additional capital                            47,170                 47,131
  Less common stock in treasury, at cost;
      24,908 shares                               (258)                  (258)
  Accumulated deficit                          (27,770)               (27,628)
                                               -------                -------
      Total stockholders' equity                19,219                 19,322
                                               -------                -------
                                              $ 54,045               $ 58,799
                                              ========               ========


See notes to condensed consolidated financial statements.

INTELLICALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)


                                                     THREE MONTHS ENDED
                                                          JUNE 30,
                                               1995                      1994
                                             --------                  --------
Revenues and Sales:
         Service revenues                    $ 14,790                 $ 15,333
         Equipment sales                        4,493                    6,343
                                             --------                 --------
                                               19,283                   21,676

Cost of revenues and sales:
         Service revenues                      12,335                   12,609
         Equipment sales                        4,472                    6,437
                                             --------                  -------
                                               16,807                   19,046
                                             --------                  -------

Gross profit
         Service revenues                       2,455                    2,724
         Equipment sales                           21                      (94)
                                             --------                  -------
                                                2,476                    2,630

Selling, general and administrative
   expenses                                     2,300                    3,387
Research and development expenses                 592                      694
Provision for doubtful accounts                   247                      278
Gain on sale of call validating assets          1,607                      ---
                                             --------                  -------


Operating income (loss)                           944                   (1,729)

Interest income                                   128                      414
Interest expense                                 (965)                    (578)
                                             --------                  -------
Net income (loss)                            $    107                  $(1,893)
                                             ========                  =======
Income (loss) per share                      $    .01                  $  (.25)
                                             ========                  =======
Weighted average number of common and
common equivalent shares outstanding            7,670                    7,588
                                             ========                  =======

See notes to condensed consolidated financial statements.



INTELLICALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)


                                                       SIX MONTHS ENDED
                                                           JUNE 30,
                                                1995                     1994
                                             ---------                 --------
Revenues and Sales:
         Service revenues                    $ 27,415                 $ 28,615
         Equipment sales                       12,030                   11,093
                                             --------                 --------
                                               39,445                   39,708

Cost of revenues and sales:
         Service revenues                      22,717                   23,395
         Equipment sales                       10,898                   11,318
                                             --------                 --------
                                               33,615                   34,713
                                             --------                 --------

Gross profit
         Service revenues                       4,698                    5,220
         Equipment sales                        1,132                     (225)
                                             --------                 --------
                                                5,830                    4,995

Selling, general and administrative
    expenses                                    4,559                    6,959
Research and development expenses               1,057                    1,480
Provision for doubtful accounts                   386                      542
Gain on sale of call validating assets          1,607                      ---
                                             --------                  -------

Operating income (loss)                         1,435                   (3,986)

Interest income                                   252                      684
Interest expense                               (1,829)                  (1,152)
                                             --------                 --------

Net loss                                     $   (142)                $ (4,454)
                                             ========                 ========
Loss per share                               $   (.02)                $   (.56)
                                             ========                 ========
Weighted average number of common and
common equivalent shares outstanding            7,666                    7,893
                                             ========                 ========

See notes to condensed consolidated financial statements.


INTELLICALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

                                                      SIX MONTHS ENDED
                                                          JUNE 30,
                                                  1995                1994
                                                --------            --------
Operating Activities:

   Net loss                                   $   (142)           $  (4,454)

   Adjustments to reconcile net loss to
    net cash provided by operating activities:
    Depreciation and amortization                1,791               1,435
    Provision for doubtful accounts                386                 542
    Provision for inventory                         36                  68

    Changes in operating assets and liabilities:
     (Increase) in receivables                    (558)               (601)
     Decrease in inventories                        79               3,313
     (Increase) decrease in other current
       assets                                     (215)                158
     Decrease in license fee receivable          1,136               3,311
     Decrease in investment in sales
       type leases                               1,821               1,367
     Decrease in related party receivable          367                  60
     Decrease in notes receivable                  696                 275
     Decrease in accounts payable                 (180)             (2,343)
     (Decrease) increase in accrued
       liabilities                                (526)              1,167
     Increase in deferred revenue                2,247                  --
     Increase (decrease) in other                  386              (1,039)
                                                ------              ------
Net cash provided by operating activities        7,324               3,259

Investing activities:
    Purchase of equipment                         (505)               (315)
    Capitalized software                        (1,305)             (1,421)
                                                ------              ------
Net cash used in investing activities           (1,810)             (1,736)

Financing activities:
    Proceeds from borrowings on long-term debt      13              42,451
    Principal payments on long-term debt        (6,264)            (44,014)
    Proceeds from issuance of stock under
      stock option plans                            38                   5
                                                ------              ------
Net cash used in financing activities           (6,213)             (1,558)

Changes in cash                                   (699)                (35)
Cash at beginning of period                      2,826                  83
                                                ------              ------
Cash at end of period                         $  2,127            $     48
                                              ========            ========
See notes to condensed consolidated financial statements.


                               INTELLICALL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




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

     The results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results of operations for the full year 1995. The condensed consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

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

     The amounts of software development costs capitalized in the second quarter of 1995 and 1994 were $600,000 and $775,000, respectively. The Company recorded $156,000 and $312,000 of software amortization expense for the three and six months ended June 30, 1995.

     Cash. Cash accounts serve as collateral under the Company's lending agreements and, accordingly, are restricted. Additionally certain of these cash accounts are pledged as security for letters of credit and are further restricted.

     Other. The allowance for doubtful accounts was $4.6 million at June 30, 1995, and $5.1 million at December 31, 1994.

                               INTELLICALL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




NOTE 2 - LONG-TERM DEBT AND LINE OF CREDIT

     As of June 30, 1995 and December 31, 1994, the Company's debt consisted of the following (in thousands):

                                                  June 30,        December 31,
                                                    1995              1994
                                                  --------        ------------
   Variable rate Senior Bridge Notes Due
     1996, Series A                               $14,486           $16,000
   12.5% Senior Bridge Notes Due 1996,
     Series B                                       4,560             8,000
   Series B debt discount                            (135)             (195)
   Collateralized note                                537             1,834
   Subordinated note                                1,000             1,000
                                                   ------            ------
      Total debt                                   20,448            26,639
   Less: Current portion of long-term debt           (362)             (945)
                                                   ------            ------
       Total long-term debt                      $ 20,086           $25,694
                                                 ========           =======

     On August 11, 1994, the Company issued its Variable Rate Senior Bridge Notes Due 1996, Series A ("Series A Notes") and 12.5% Senior Bridge Notes Due 1996, Series B ("Series B Notes") to Nomura Holding America Inc. ("Nomura"). The Company issued a warrant which entitles Nomura to purchase 551,954 shares of the Company's common stock. The notes are secured by collateral comprising substantially all the assets of the Company and mature on August 11, 1996.

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

                               INTELLICALL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





     The note agreement with Nomura requires the Company to comply with certain debt covenants. Such covenants require the Company to maintain certain financial ratios and prohibit the paying of dividends. As of December 31, 1994, Nomura waived the Company's non-compliance with one covenant and amended various covenants covering the remaining term of the note agreement. As of June 30, 1995, the Company was in compliance with its debt covenants.


NOTE 3 - INVENTORY

     As of June 30, 1995 and December 31, 1994, the Company's inventory consisted of the following (in thousands):

                                                 June 30,       December 31,
                                                   1995             1994
                                                ---------       -----------
         Raw materials                          $  7,255          $ 7,192
         Work-in-process                           1,160            1,731
         Finished goods                            4,405            4,012
                                                --------          -------
              Total inventory                  $  12,820        $  12,935
                                               =========        =========




NOTE 4 - SALE OF CALL VALIDATING ASSETS

     On June 30, 1995, the Company received $1.7 million of proceeds from the sale of call validaitng assets and $2.84 million from prepayments for future services to be provided by the Company and for covenants not to compete. All proceeds were used to reduce the Company's debt under Notes A and B. The Company recorded a $1.6 million gain on the sale of assets with the balance recorded as deferred revenues. As of June 30, 1995, the Company had $2.247 million of long term deferred revenues.

                               INTELLICALL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

     During the six months ended June 30, 1995, the Company generated net cash of $7.3 million from operations, inclusive of proceeds from the sale of call validating assets as discussed below, and decreased long-term borrowings by $6.3 million. The Company used a portion of the net cash generated to invest $505,000 in capital equipment and $1.3 million in software development. The Company's net cash position decreased by $699,000 for the six months ended June 30, 1995.

     In the second half of 1995, as part of its new product strategies, the Company plans to invest in software development costs and in various capital expenditures at levels similar to or lower than those in 1994. Additionally, the Company intends to continue investing in new product development and marketing at levels similar to or lower than those in 1994. The Company expects that its sources and uses of working capital will generally be balanced for the duration of 1995, except for third quarter seasonal growth in call traffic receivables, which may cause an additional strain on liquidity during the third and fourth quarters of 1995. The Company anticipates that, as a result of the second half of 1995 operating results, the Company may be required to seek alternative sources of financing, such as sale of assets or the issuance of new debt or equity to meet operating needs. Management believes that its bad debt provisions are adequate and that liquidity will not be affected by unexpected adverse trends in collection experience.

     On June 30, 1995, the Company received $4.5 million of proceeds from the sale of call validating assets and from prepayments for future services to be provided by the Company. Net proceeds of $4.4 million were used to reduce the Company's debt under Notes A and B.

     The Company's future liquidity depends largely on its ability to increase shipments of new products, reduce inventories and expand profitability. There can be no assurances that the Company's efforts to maintain or enhance liquidity will be successful and, under certain circumstances, the Company may be required to limit its operations, dispose of certain assets, or take other actions as considered necessary. See Item 1, Note 2, "Senior Note Agreement".

                               INTELLICALL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




Results of Operations

     Service Revenues. The Company had service revenues of $14.8 million and $27.4 million for the three and six months ended June 30,1995, compared to $15.3 million and $28.6 million for the three and six months ended June 30, 1994. Service revenues decreased by approximately $543,000 or 3.5% and $1.2 million or 4.2% from the three and six months ended June 30, 1994.

     The $543,000 and $1.2 million decreases in revenue from the three and six months ended June 30, 1994 is attributable to two offsetting factors. First, total service revenues in 1995 declined by $1.2 million and $2.2 million from the three and six months ended June 30, 1994 due to a decline in the average number of phone calls made using the Company's Intelli*Star automated operator technology. The decline in average calls per phone was partially offset by an increase in the number of phones using the Company's Intelli*Star technology. Also in 1995, the Company had $503,000 and $764,000 of increased revenues for the three and six months ended June 30, 1995 as a result of improved volume for operator services as a result of an expanded customer base.

     Gross profit derived from service revenues was $2.5 million or 16.6% and $4.7 million or 17.1% for the three and six months ended June 30, 1995 as compared to gross profit of $2.7 million or 17.8% and $5.2 million or 18.2% for the three and six months ended June 30, 1994. Gross profit percentage declined from 1994 to 1995 for the periods reported due to a slightly less profitable mix of service revenues.

     Equipment Sales. Revenues from telephone and related sales were $4.5 million and $12 million for the three and six months ended June 30, 1995 as compared to $6.3 million and $11.1 million for the three and six months ended June 30, 1994.

     The $1.9 million or 29.2% decrease in 1995 revenues from the three months ended June 30, 1994 was due to a $1.5 million decline in international sales and a $.4 million decline in domestic sales.

     The $937,000 or 8.4% increase from the six months ended 1994 was attributable to two offsetting factors. First, domestic and regulated sales increased by $1.4 million in 1995 as compared to 1994. The above increases were offset by a $492,000 decrease in international sales from 1994 to 1995.

     Gross profit from telephone and related sales was $21,000 (.5% of related sales) and $1.1 million (9.4% of related sales) for the three and six months ended June 30, 1995 as compared to a gross loss of $94,000 (1.5% of related sales) and $225,000 (2.0% of related sales) for the three and six months ended June 30, 1994.

     Gross profit on sales and revenues increased in the first half of 1995 compared to 1994 primarily as a result of a more profitable mix of equipment sold.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.1 million and $2.4 million from the three and six months ended June 30, 1994 to the same periods in 1995. Primarily, such decreases consisted of reductions in the areas of compensation, employee benefits and consulting fees as a result of cost reduction measures taken in the second half of 1994.

     Gain on sales of Call Validating Assets. In June 1995, the Company recorded a gain of $1.6 million in connection with the sale of certain call validating assets.

     Net Income/Loss. The Company reported net income of $107,000 and a net loss of $142,000 for the three and six months ended June 30, 1995 compared to a net loss of $1.9 million and $4.5 million for the three and six months ended June 30, 1994.

     The improvement in 1995 results for the three month period ended June 30 was attributable to several factors. First, selling general and administrative expenses decreased $1.1 million from 1994 to 1995 as a result of reduced compensation, benefits, and consulting fees. Next, the Company recorded a $1.6 million gain on sale of assets in June 1995. There was no similar gain recorded during the same period in 1994. The Company's interest income declined by $286,000 from 1994 to 1995 as a result of diminished financing provided to customers. Lastly, interest expense increased by $387,000 from 1994 to 1995 as a result of higher rates related to new financing obtained in August 1994. The combination of all of the above factors resulted in a $2 million improvement of earnings from 1994 to 1995 for the three months ended June 30.

     The improvement in 1995 results for the six month period ended June 30 was attributable to several factors. First, selling, general and administrative expenses, as well as research and development costs decreased $2.8 million from 1994 to 1995. Primarily, these savings arose from cost reductions in compensation, benefits, and consulting fees. Next, the Company recorded a $1.6 million gain on the sale of assets in June 1995. There was no similar gain recorded during the same period in 1994. Gross profits on service revenues declined $522,000 from 1994 to 1995 as a result of decreased revenues and a less profitable mix of revenue sources. However, gross profits on equipment sales increased $1.4 million from 1994 to 1995 as a result of increased sales, improved sales mix and more production efficiencies. The Company's interest income declined by $432,000 from 1994 to 1995 as a result of diminished financing provided to customers. Finally, interest expense increased by $677,000 from 1994 to 1995 as a result of higher rates related to new financing obtained in August 1994. The combination of all of the above factors resulted in a $4.3 million improvement of earnings from June 1994 to 1995 for the six months ended June 30.

                               INTELLICALL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




Part II. Other Information


Item 4.  Submission of Matters to a Vote of Security Holders

     On May 11, 1995 the Company held its 1995 Annual Meeting of Stockholders (the "Meeting") in Dallas, Texas.

     At the Meeting the following individuals were elected to serve as directors until the next annual meeting or until their successors are duly elected and qualified:


                            William O. Hunt
                            B. Michael Adler
                            Lewis E. Brazelton III
                            Richard B. Curran
                            Richard E. Hanlon
                            Hugh E. Humphrey, Jr.


     Also, at the Meeting, the Company's stockholders approved a proposal to increase the number of shares reserved for issuance under the Company's 1991
Stock Option Plan pursuant to the grant of incentive stock options from 1,275,000 shares to 1,525,000 shares. The number of affirmative votes and negative votes cast with respect to such proposal were 4,384,642 and 1,442,631 respectively, with 5,713 abstaining. Furthermore, at the Meeting, the Company's stockholders approved a proposal to amend the Company's Certificate of
Incorporation to decrease the amount of authorized stock, par value $.01 per share, from 50,000,000 shares to 20,000,000 shares. The number of affirmative votes and negative votes cast with respect to such proposal were 5,809,820 and 17,880 respectively with 5,286 abstaining.


Item 6.   Exhibits and Reports on Form 8-K

         (a)      Exhibits: None

         (b)  Reports on Form 8-K:  None

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  INTELLICALL, INC.



     08/03/95                     /s/ William O. Hunt
      Date                        Chairman of the Board, President and
                                  Chief Executive Officer



     08/03/95                     /s/ Michael H. Barnes
      Date                        Senior Vice President Corporate Staff
                                  and Chief Financial Officer
                                  (principal financial officer)



Date:   August 03, 1995