Form 10-Q
period 1995-09-30
INTELLICALL INC
filed 1995-11-15
CIK 818674

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

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

      Yes   X                                                       No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              Outstanding at
               Class                                          November 9,1995
Common Stock $.01 par value                                      7,678,043

INDEX

INTELLICALL, INC.

Part I.           Financial Information

     Item 1.      Financial Statements

                  Condensed Consolidated Balance Sheets at September 30, 1995
                  (Unaudited) and December 31, 1994...........................1

                  Condensed Consolidated Statements of Operations for each of the three month periods ended September 30, 1995 and 1994
                  (Unaudited).................................................2

                  Condensed Consolidated Statements of Operations for each of the nine month periods ended September 30, 1995 and 1994
                  (Unaudited).................................................3

                  Condensed Consolidated Statements of Cash Flows for each of the nine month periods ended September 30, 1995 and 1994
                  (Unaudited).................................................4

                  Notes to Condensed Consolidated Financial Statements........5

     Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................8

Part II.          Other Information

     Item 6.      Exhibits and Reports on Form 8-K...........................11


Signatures...................................................................12

Part I.  Financial Information
     Item 1.  Financial Statements

INTELLICALL, INC.
       CONDENSED CONSOLIDATED BALANCE SHEETS
       (in thousands, except share information)

                                      September 30, 1995      December 31, 1994
                                      ------------------      -----------------
                                         (Unaudited)
ASSETS
 Current assets:
      Cash and equivalents                 $ 3,565               $ 2,826
      Receivables, net                      25,022                28,079
      Receivables from related party           272                   766
      Inventories                           13,826                12,935
      Other current assets                     300                   122
                                           -------               -------

      Total current assets                  42,985                44,728

Fixed assets, net                            2,366                 2,415
License fees receivable, net                   552                 1,140
Investment in sales-type leases, net           199                 1,154
Receivables from related party                  --                    32
Notes receivable, net                        2,745                 4,035
Intangible assets, net                       1,041                 1,108
Capitalized software costs, net              3,868                 2,259
Other assets                                   844                 1,928
                                          --------               --------
                                          $ 54,600              $ 58,799
                                          ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                    $ 10,613              $ 10,133
      Other liabilities                      2,478                 2,505
      Current portion of long-term debt     20,689                   945
                                          --------              --------

      Total current liabiliabilities        33,780                13,583

Long-term debt                               1,102                25,694
Deferred revenue                             2,136                    --
Other liabilities                              200                   200

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000
      shares authorized; none issued            --                     --
  Common stock, $.01 par value; 20,000,000
      and 50,000,000 shares authorized,
      respectively; 7,702,951 and 7,686,451
      shares issued, respectively               77                     77
  Additional capital                        47,191                 47,131
  Less common stock in treasury, at cost;
      24,908 shares                           (258)                  (258)
  Accumulated deficit                      (29,628)               (27,628)
                                          --------               --------
      Total stockholders' equity            17,382                 19,322
                                          --------               --------
                                          $ 54,600               $ 58,799
                                          ========               ========

See notes to condensed consolidated financial statements.

INTELLICALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

                                                        THREE MONTHS ENDED
                                                           September 30,
                                                           -------------
                                                     1995                1994
                                                     ----                ----
Revenues and Sales:
         Service revenues                          $ 15,126            $ 17,845
         Equipment sales                              4,105               6,438
                                                   --------            --------
                                                     19,231              24,283

Cost of revenues and sales:
         Service revenues                            12,553              14,978
         Equipment sales                              4,518               9,220
                                                   --------            --------
                                                     17,071              24,198

Gross profit
         Service revenues                            2,573                2,867
         Equipment sales                              (413)              (2,782)
                                                  --------             --------
                                                     2,160                   85

Selling, general and administrative expenses         2,407                3,042
Research and development expenses                      793                  759
Provision for doubtful accounts                        196                1,105
                                                  --------             --------


Operating income (loss)                             (1,236)              (4,821)

Interest income                                        112                  178
Interest expense                                      (734)                (924)
                                                  --------             --------

Net income (loss)                                 $ (1,858)            $ (5,567)
                                                  ========             ========

Income (loss) per share                           $   (.24)            $   (.76)
                                                  ========             ========

Weighted average number of common and common
equivalent shares outstanding                        7,677                7,278
                                                  ========             ========


See notes to condensed consolidated financial statements.

INTELLICALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                          -------------
                                                    1995                 1994
                                                    ----                 ----
Revenues and Sales:
         Service revenues                         $ 42,541             $46,460
         Equipment sales                            16,135              17,531
                                                  --------            --------
                                                    58,676              63,991

Cost of revenues and sales:
         Service revenues                           35,270              38,372
         Equipment sales                            15,416              20,539
                                                  --------            --------
                                                    50,686              58,911

Gross profit
         Service revenues                            7,271               8,088
         Equipment sales                               719              (3,008)
                                                  --------            --------
                                                     7,990               5,080

Selling, general and administrative expenses         6,966               9,900
Research and development expenses                    1,850               2,239
Provision for doubtful accounts                        582               1,647
Gain on sale of call validating assets               1,607                 ---
                                                  --------            --------

Operating income (loss)                                199              (8,706)

Interest income                                        364                 862
Interest expense                                    (2,563)             (2,177)
                                                  --------            --------

Net loss                                          $ (2,000)           $(10,021)
                                                  ========            ========

Loss per share                                    $   (.26)           $  (1.27)
                                                  ========            ========

Weighted average number of common and common
equivalent shares outstanding                        7,669               7,898
                                                  ========            ========


See notes to condensed consolidated financial statements.

INTELLICALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                             -------------
                                                         1995            1994
                                                         ----            ----
Operating Activities:

     Net loss                                         $ (2,000)       $ (10,021)

     Adjustments to reconcile net loss to
       net cash provided by operating activities:
       Depreciation and amortization                     2,837            2,281
       Provision for doubtful accounts                     582            1,647
       Provision for inventory losses                       54            2,798

     Changes in operating assets and liabilities:
       (Increase) in receivables                          (156)          (3,620)
       (Increase) decrease in inventories                 (945)           4,424
       (Increase) in other current assets                 (226)             306
       Decrease in license fee receivable                1,974            4,620
       Decrease in investment in sales type leases       1,897            1,955
       Decrease (increase) in related party receivable     526             (264)
       Decrease (increase) in notes receivable             829             (415)
       Increase (decrease) in accounts payable             479           (3,037)
       (Decrease) increase in accrued liabilities          (26)             737
       Increase in deferred revenues                     2,136               --
       Increase (decrease) in other                        306           (1,468)
                                                      --------         --------


Net cash provided by operating activities                8,267              (57)

Investing activities:
     Purchase of equipment                                (798)            (467)
     Capitalized software                               (1,850)          (2,021)
                                                      --------         --------

Net cash used in investing activities                   (2,648)          (2,488)

Financing activities:
     Proceeds from borrowings on long-term debt          1,660           71,551
     Principal payments on long-term debt               (6,600)         (67,483)
     Proceeds from issuance of stock
       under stock option plans                             60                5
                                                      --------         --------

Net cash (used in) provided by financing activities     (4,880)           4,073

Changes in cash                                            739            1,528
Cash at beginning of period                              2,826               83
                                                      --------         --------

Cash at end of period                                 $  3,565         $  1,611
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

     The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results of operations for the full year 1995. The condensed consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

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

     The amounts of software development costs capitalized in the third quarter of 1995 and 1994 were $550,000 and $600,000, respectively. The Company recorded $216,666 and $528,666 of software amortization expense for the three and nine months ended September 30, 1995 compared to $117,000 and $276,000 for the three and nine months ended September 30, 1994.

     Cash. Cash accounts serve as collateral under the Company's lending agreements and, accordingly, are restricted. Additionally certain of these cash accounts are pledged as security for letters of credit and are further restricted.

     Other. The allowance for doubtful accounts was $3.6 million at September 30, 1995, and $5.1 million at December 31, 1994.

                               INTELLICALL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




NOTE 2 - LONG-TERM DEBT AND LINE OF CREDIT

     As of September 30, 1995 and December 31, 1994, the Company's debt consisted of the following (in thousands):

                                                                 September 30,      December 31,
                                                                     1995               1994
                                                                 -------------      ------------

         Variable rate Senior Bridge Notes Due 1996, Series A      $16,000             $16,000
         12.5% Senior Bridge Notes Due 1996, Series B                4,560               8,000
         Series B debt discount                                       (105)               (195)
         Collateralized note                                           336               1,834
         Subordinated note                                           1,000               1,000
                                                                   -------              ------
              Total debt                                            21,791              26,639
         Less: Current portion of long-term debt                    20,689                (945)
                                                                   -------              ------
              Total long-term debt                                 $ 1,102             $25,694
                                                                   =======             =======

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

                               INTELLICALL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




          The note agreement with Nomura requires the Company to comply with certain debt covenants. Such covenants require the Company to maintain certain financial ratios and prohibit the paying of dividends. As of December 31, 1994, Nomura waived the Company's non-compliance with one covenant and amended various covenants covering the remaining term of the note agreement. As of September 30, 1995, Nomura waived the Company's non- compliance with certain covenants, but has not agreed to amend the covenants covering the remaining term. As a result of such waiver, the Company is not in default under the note agreement. Such covenants are calculated at the end of each calendar quarter.


NOTE 3 - INVENTORY

     As of September 30, 1995 and December 31, 1994, the Company's inventory consisted of the following (in thousands):

                                                September 30,    December 31,
                                                    1995             1994
                                                -------------    ------------

         Raw materials                            $ 7,997         $  7,192
         Work-in-process                            1,116            1,731
         Finished goods                             4,713            4,012
                                                 --------         --------
              Total inventory                    $ 13,826         $ 12,935
                                                 ========         ========



NOTE 4 - SALE OF CALL VALIDATING  ASSETS

     On June 30, 1995, the Company received $1.7 million of proceeds from the sale of call validating assets and $2.84 million from prepayments for future services to be provided by the Company and for covenants not to compete. All proceeds were used to reduce the Company's debt under Notes A and B. The Company recorded a $1.6 million gain on the sale of assets with the balance recorded as deferred revenues. As of September 30, 1995, the Company had $2.1 million of long term deferred revenues.

                               INTELLICALL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

     During the nine months ended September 30, 1995, the Company generated net cash of $8.3 million from operations, inclusive of proceeds from the sale of call validating assets as discussed below, and decreased long-term borrowings by $4.9 million. The Company used a portion of the net cash generated to invest $798,000 in capital equipment and $1.9 million in software development. During the nine months ended September 30, 1995, the Company's net cash position increased $739,000.

     In the fourth quarter of 1995, as part of its new product strategies, the Company plans to invest in software development costs and in various capital expenditures at levels similar to or lower than those in 1994. Additionally, the Company intends to continue investing in new product development and marketing at levels similar to or lower than those in 1994. The Company anticipates that, as a result of the second half of 1995 operating results, the Company may be required to seek alternative sources of financing, such as sale of assets or the issuance of new debt or equity to meet operating needs. Management believes that its bad debt provisions are adequate and that liquidity will not be affected by adverse trends in collection experience.

     The Company's future liquidity depends largely on its ability to increase shipments of new products, reduce inventories and expand profitability. There can be no assurances that the Company's efforts to maintain or enhance liquidity will be successful and, under certain circumstances, the Company may be required to limit its operations, dispose of certain assets or take other actions as considered necessary. See Item 1, Note 2 to Financial Statements, "Senior Note Agreement".

     The Company's senior note agreement with Nomura matures on August 11, 1996. As noted elsewhere in this Quarterly Report, a total of $20.56 million was due to Nomura as of September 30, 1995 and the Company failed to comply with certain financial covenants contained in the note agreement, which non-compliance was waived. The Company must negotiate and put in place one or more new debt agreements to repay Nomura as the Company's operations alone will not generate sufficient cash to repay such indebtedness. In the event the Company cannot replace Nomura and Nomura is unwilling to extend the maturity date of its note agreement with the Company, the Company may be required to seek alternative sources of financing, such as the sale of assets or the issuance of new debt or equity, or the Company may be required to limit its operations or take other actions as considered necessary.

                               INTELLICALL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





     The Company is actively pursuing various financing alternatives none of which, as of the date of this Quarterly Report, has been finalized.

Results of Operations

     Service Revenues. Service revenues were $15.1 million and $42.5 million for the three and nine months ended September 30, 1995, compared to $17.8 million and $46.5 million for the three and nine months ended September 30, 1994. The table below provides a detailed breakdown of service revenue by type for the three and nine month comparative periods in 1995 and 1994.

                                                 Three Months Ended                          Nine Months Ended

                                          Sept. 30,              Sept. 30,              Sept. 30,             Sept. 30,
                                             1995                   1994                  1995                   1994
                                    ---------------------- ---------------------- --------------------- ----------------------
Call Traffic Revenue                       $11,144                $14,112               $31,820                $36,232

Long-distance Resale                         1,067                  1,184                 2,713                  3,381

Validation Services                            582                  1,100                 2,485                  3,223

Operator Services                            1,925                  1,394                 4,845                  3,550

Prepaid Calling Services                       408                     55                   678                     74
                                    ---------------------- ---------------------- --------------------- ----------------------
  Total Service Revenues                   $15,126                $17,845               $42,541                $46,460
                                    ====================== ====================== ===================== ======================


     Lower service revenues of $2.7 million and $3.9 million for the three and nine months ended September 30, 1995 compared to 1994 is linked to the following factors. Most significantly, there was a decline in the average number of calls made per payphone using the Company's Intelli*Star automated operator technology. The decline in telephone calls caused a combined decrease in bundled, unbundled and long-distance resale revenues of $3.1 million and $5.1 million for the three and nine month periods ended September 30, 1995 compared to the same periods in 1994. This decline has been partially offset by an increase in the number of phones using the technology. The sale of the Company's call validating assets in June, 1995 was the principal cause of $518,000 and $738,000 declines in validation service revenues for the third quarter and nine months ended September 30, 1995 respectively.

     Partially offsetting the declines described in the preceding paragraph was an increase in operator services revenue for 1995. Revenues increased $531,000 and $1.3 million principally as a result of an expanded customer base. In addition revenues from prepaid calling services increased $353,000 and $604,000 for the three and nine months ended September 30, 1995 due to the addition of new customers.

                               INTELLICALL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




     As a result of lower service revenues gross profit from service revenue was $2.6 million or 17.0% and $7.3 million or 17.1% for the three and nine months ended September 30, 1995 as compared to gross profit of $2.9 million or 16.1% and $8.1 million or 17.4% for the three and nine months ended September 30, 1994.

     Equipment Sales. The Company's equipment sales were $4.1 million and $16.1 million for the three and nine months ended September 30, 1995 compared to $6.4 million and $17.5 million for the three and nine months ended September 30, 1994.

     The $2.3 million and $1.4 million decline for the three and nine months ended September 30, 1995 was principally attributable to declines in international sales of $2.0 million and $2.4 million for the three and nine months ended September 30, 1995. For the nine months ended September 30, 1995, the decline in international sales was partially offset by a $700,000 increase in regulated market sales.

     The Company reported a loss on telephone and related sales of $413,000 for the third quarter, and a gross profit of $719,000 for the nine months ended
September 30, 1995, respectively. These results compare to losses of $2.8 million and $3.0 million for the three and nine months periods ended September 30, 1994. Gross profit for the three and nine months ended September 30, 1994 was reduced by a $2.7 million provision for slow moving and obsolete inventory. Exclusive of the 1994 provision for slow moving and obsolete inventory, the Company had a loss of $82,000 and $308,000 for the three and nine months ended September 30, 1994.

     The loss in the third quarter of 1995 exceeded the loss in the same period last year due principally to the lower volume of sales described above, without a corresponding decrease in manufacturing overhead costs. The improved results for the first nine months of 1995 compared to 1994 is attributable to increased sales of the Company's network platform products which generally carry higher margins than pay telephones.

     Selling,  General  and  Administrative   Expenses.   Selling,  general  and
administrative expenses decreased $635,000 and $2.9 million for the three and nine months ended September 30, 1995 compared to the same periods in 1994.

     Third quarter expenses in 1995 improved compared to the third quarter of 1994 mainly due to lower consulting and legal fees in 1995. Compensation related expenses declined slightly, but were affected by an accrual of approximately $271,000 for severance and benefits due to staffing reductions.

     The decline for the nine months ended September 30, 1995 resulted from several factors. Consulting and legal fees declined $1.1 million. Compensation and benefits declined $1.3 million from staffing reductions and normal attrition. Operational improvements and spending controls accounted for an improvement in expense levels of approximately $614,000.

                               INTELLICALL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



     Provision for Doubtful Accounts. The provision for doubtful accounts was $196,000 and $582,000 for the three and nine months ended September 30, 1995 compared to $1.1 million and $1.6 million for the three and nine months ended September 30, 1994. The lower expenses in 1995 were mainly attributable to an $800,000 provision in the third quarter of 1994 for losses on accounts receivable and to lower sales and revenues in 1995.

     Gain on sale of Call Validating Assets. In June 1995, the Company recorded a gain of $1.6 million in connection with the sale of certain call validating assets.

Part II.      Other Information

Item 6.  Exhibits and Reports on Form 8-K

              (a) Exhibits.

                  The following exhibits are filed as a part of this Quarterly Report on Form 10-Q.

                  10.1 Fourth Amendment, Limited Waiver and Consent as of March 17, 1995 by and between Nomura Holding America, Inc. and the Company, filed herewith.

                  10.2 Intellicall, Inc. 1995 Employee Stock Purchase Plan, filed herewith.

              (b)  Reports on Form 8-K:  None

Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         INTELLICALL, INC.



          11-14-95                       /s/ William O. Hunt
          --------                       -------------------------------------
           Dated                         Chairman of the Board, President and
                                         Chief Executive Officer



          11-14-95                       /s/ Michael H. Barnes
          --------                       ------------------------------------
           Dated                         Senior Vice President Corporate Staff
                                         and Chief Financial Officer
                                         (principal financial officer)



Date: November 14, 1995