Form 10-K
period 1995-12-31
INTELLICALL INC
filed 1996-03-29
CIK 818674

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

Commission file number 1-10588

                                INTELLICALL, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                     75-1993841
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

2155 Chenault, Suite 410, Carrollton, Texas                   75006-5023
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:         (214) 416-0022

Securities registered pursuant to Section 12(b) of the Act:

   Common Stock, $0.01 par value                       New York Stock Exchange
        (Title of Class)                               (Name of each exchange
                                                        on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10- K. [ ]

           The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of March 20, 1996, computed by reference to the closing sales price of the registrant's Common Stock on the New York Stock Exchange on such date, was approximately $31,350,000.

     Number of shares of the registrant's Common Stock outstanding as of March 20, 1996: 7,684,010

     Documents Incorporated By Reference:

     The information required by Part III of this Form 10-K Annual Report is incorporated by reference from the registrant's definitive proxy statement to be filed not later than 120 days after the end of the 1995 fiscal year.

                                    PART I



ITEM 1. BUSINESS.

I.  GENERAL

Intellicall(R), Inc. ("Intellicall" or the "Company") is a diversified telecommunications services and equipment company. The Company provides three primary service products: (i) operator services for the private pay telephone, hospitality, and inmate services industries, (ii) resale of direct dial long distance services to the private payphone industry, and (iii) prepaid calling services through various distribution channels. The Company provides automated operator services through its own patented, licensed technology and live operator services through its wholly owned subsidiary, Intellicall Operator Services, Inc. ("IOS").

The Company's primary telecommunications equipment product offerings are: (i) pay telephones, network equipment, and software for the United States market which incorporate advanced technology for internally performing the functions associated with placing a pay telephone call, including the completion of automated operator assisted calls, (ii) network products and software for regulated phone companies in the United States ("Local Exchange Carrier" or "LEC"), (iii) pay telephones and network management systems compatible with international telecommunications standards, and (iv) call processing systems for hotels, inmate facilities and other multi-unit users.

The Company is a Delaware corporation with its principal executive offices located at 2155 Chenault, Suite 410, Carrollton, Texas 75006-5023. The Company's telephone number at that address is (214) 416-0022.

The discussion of the Company's business in Sections II, III and IV of this
Item 1. Business addresses the Company's telecommunications service offerings, telecommunications equipment products, and various matters which impact the Company generally.


RECENT DEVELOPMENTS

The Company historically provided its customers a proprietary network-based validation service called VICS(R). VICS provided an interface to a network of subscriber calling card and credit card information databases maintained by the regulated telephone companies and by financial institutions issuing credit cards. Access to the network permitted the VICS subscriber to validate the billed number on non-coin calls (calling card, credit card and collect calls) and to screen calls that cannot be billed. VICS also provided a system that allowed the subscriber to limit the number of calls that could be billed to a card or telephone number during a specified interval of time.

On June 30, 1995 the Company sold its call validating assets to Transaction Network Services, Inc. ("TNS") in Herndon, Virginia. The Company also entered into a long-term agreement under which it will provide billing services to TNS related to call validations made by subscribers to the validation service.

The Company received $1.7 million of proceeds from the sale of its call validating assets and $2.8 million for future services to be provided by the Company and a covenant not to compete. The Company recorded a $1.6 million gain on the sale with the balance recorded as deferred revenue. Out of the total proceeds, $3.5 million were used to permanently reduce a portion of the Company's debt to Nomura Holding America, Inc. ("Nomura").

On December 29, 1995 the Company completed the sale of $7.5 million of 8.0% convertible subordinated notes, due December 31, 2000, to Banca Del Gottardo in Lugano, Switzerland. The notes were issued with warrants to purchase 300,000 shares of the Company's Common Stock $.01 par value (the "Common Stock"). The notes are convertible into a minimum of 1,578,947 shares of the Company's Common Stock at the maximum conversion price and warrant exercise price per the agreement. As specified in the agreement, the conversion price will be fixed on March 29, 1996 at the lowest of: (a) $4.75 per share, (b) the average of the closing prices of Intellicall stock during the period from March 14 to March 29, 1996, or (c) $4.20 per share which is 120% of the average of the closing prices of the Company's Common Stock during the period from December 19 to December 29, 1995.

In connection with the issuance of the Notes the Company issued an additional Warrant to purchase 200,000 shares of Common Stock (the "Additional Warrant"). The exercise price for the Additional Warrant is the same price as for the Gottardo Warrants.

The Company used the proceeds (net of placement fees of $500,000) to prepay the remaining $4.5 million of its 12.5% Series B Notes due to Nomura, and for general working capital purposes. The new debt effectively extended the maturity of the Company's mezzanine debt by approximately four years. The Nomura Series B Notes were otherwise due in August 1996. In addition, the Company reduced the interest rate on mezzanine debt from 12.5% to 8.0% per annum.

II.  TELECOMMUNICATIONS SERVICES


Principal Service Products

Automated Operator Services. Over 74% of the Company's 1995 service revenues are generated by the provision of automated operator services. The predominant proportion of these revenues is generated by the Company's own proprietary automated operator technologies, Intelli*Star(R), Intelli*Max(R), and Intelli*Serv(R).

An automated operator system is a combination of hardware and software that performs, without human intervention, all of the functions necessary for completing an operator assisted telephone call (i.e.,collect, calling card, and credit card calls) and a range of other pay telephone services and features. Each system performs the functions previously performed by live operators. The pay telephone, or multi-line system, provides callers with appropriate instructions in a digitized human voice for entering billing information (i.e., a calling card number, or a terminating phone number for a collect call) and completes the calls. For example, in the case of a collect call, a synthesized voice directs the caller to speak his name into the pay telephone handset and the caller's response is digitally recorded and played back when the call is answered at its destination. The called party is instructed to press "1" on his telephone, or, if the system is configured with voice recognition capability, to say "yes", if he wishes to accept the call. The automated operator system records all the appropriate call and billing information for later retrieval by the telephone owner, all without human operator assistance. Calls requiring human operator assistance, such as person-to-person calls, emergency calls and calls billed to a third party, are routed to live operators selected by the pay telephone or call processing system owner.

By performing most operator functions, Intellicall's systems substantially reduce the need for (i) an operator-assisted call to be routed first to a live operator service and then routed to the final destination, a process known as "backhauling," and (ii) centralized switching equipment. As a result, these systems generally allow the owner of a pay telephone to provide operator services more efficiently and profitably than a centralized operator service provider, and at a lower cost to the consumer.

The Company provides billing and collection services to owners of pay telephones who use its automated operator technology. Billing and collection is the process whereby owners of pay telephones, or multi-line call processing systems, receive payment for the non-coin calls processed by the Company's automated operator systems. The billing and collection process includes the accumulation of phone call billing information, editing and formatting of that data, and processing the data for billing through LECs. Call data is accumulated by both the periodic receipt of computer disks and by electronic data transmission.

Intellicall's principal automated operator technology is the Intelli*Star system which is designed to operate in pay telephones. The Company also markets two other automated operator systems, Intelli*Max and Intelli*Serv. Intelli*Max and Intelli*Serv are multi-line systems designed to operate principally in hotels and inmate facilities. The Company does not sell its automated operator system, but licenses the technology to owners of pay telephones, or multi-line call processing systems through long-term license agreements.

Under its most common Intelli*Star license agreement, Intellicall owns and has the exclusive right to process the stored call and billing information and to bill and collect the related call revenues. The Company pays commissions to its customers under two basic billing and collection programs to companies who license its technologies. These programs are the "Easy" programs and the "Unbundled" program. A description of each program is set forth below.

     "Easy" Programs. The automated operator system (i.e. the Intelli*Star equipped pay telephone or the Intelli*Max or Intelli*Serv system) records all pertinent call and billing information for all calls made from it. The information is stored in the memory of the pay telephone, or multi-line system, for retrieval by the owner, utilizing Company designed hardware and software, and a personal computer. The owner transfers the information from the system to his personal computer and stores it on a diskette. The call information is forwarded to Intellicall via the diskette or alternatively, transmitted electronically to Intellicall. Intellicall edits the billing information, rejects certain unbillable call records, reformats the information and bills and collects the related call revenues through third-party billing agents and ultimately through the regulated telephone companies. Intellicall pays the owner a flat commission rate based on historic traffic. The owner pays no validation or billing and collection charges but must maintain traffic consistent with their historic activity. Intellicall assumes responsibility for uncollected call revenues under the Easy programs. These programs, known as "Easy*Star", "Easy*Max" and "Jail*Star", were initially introduced in 1993.

     "Unbundled" Program. Intellicall has adopted a marketing program to provide incentives in the form of reduced fees to owners of pay telephones or systems who contract directly with third parties for billing and collection services. Generally under these unbundling arrangements, the owner sends the diskettes containing the call and billing information to the Company, which reformats the information and submits it to an agreed-upon third-party billing agent. The third-party billing agent then bills and collects the revenues and, depending on the particular agreement, pays amounts owed the Company by its customer directly or pays the pay telephone or system owner, who then pays the Company amounts owed. The Company's compensation includes a processing fee and a percentage of the call revenues. Under this arrangement, Intellicall assumes no responsibility for any uncollected telephone calls.

As of December 31, 1995 the Company's customers were operating approximately 53,000 pay telephones equipped with Intelli*Star, 140 Intelli*Max systems, and 121 Intelli*Serv systems.

Live Operator Services. IOS provides live operator services for pay telephones, hotels, and inmate facilities in competition with the regulated telephone companies and other operator service providers. The

Company delivers its service through a third-party contract with another operator service provider. The Company's operator services are accessed when calls requiring operator assistance and/or alternate billing options are placed from customer locations. Such services involve the use of live operators to receive, validate, and complete the calls. The calls handled by IOS are billed according to the instructions of the caller with charges for such calls appearing on the billed party's monthly credit card statement or regulated telephone company bill.

The Company pays fees based on the call traffic processed pursuant to the third-party contract. In turn, the Company pays to owners of pay telephones and call processing systems who subscribe to its operator services a commission based upon each completed call. By programming the pay telephones and multi-line systems utilizing this service to automatically connect the caller to a Company operator for operator assisted calls, owners of pay telephones are able to obtain revenue from operator-assisted non-coin calls.

IOS provides intrastate, interstate and international long distance services. As of March 29, 1996, IOS was certified as a provider of operator services in 34 states and provides services in four other states where certification is not now required. In addition, IOS provides interstate-only operator services in 12 states where it is not certified to provide intrastate services.

IOS has filed informational tariffs and periodic reports as required by the FCC and complies with all requirements imposed by the Telephone Operator Consumer Services Improvement Act of 1990. The Company is certified by the FCC to provide the international services it offers under a Section 214 Authority.


Prepaid    Calling    Services.    The   Company    entered   the   prepaid
telecommunications services market in the second quarter of 1994. The prepaid services market has experienced rapid growth and is expected to exceed $1.0 billion in annual revenues within the next two or three years. The long term use of prepaid services is expected to be a competitive and convenient alternative to traditional away-from-home calling methods such as payment by coin, billed collect or billed to a calling card. As a result, prepaid calling cards are increasingly sold in retail environments, and used by corporations as premiums in a variety of marketing and promotional programs. Prepaid cards are also used as fund raising vehicles by youth sports groups, non-profit organizations, affinity groups and charitable foundations.

The Company's prepaid services are provided through a proprietary service delivery platform implemented with the Company's internally developed Intelligent Network Platform ("INP") technology. Calls may be originated and terminated in all 50 states, Puerto Rico and the U.S. Virgin Islands. Calls may also be terminated in over 200 foreign countries. Callers access the facility by dialing an "800" number from any touch-tone telephone. Through a digitized voice, the system requests that the caller enter a personal identification number ("PIN"), and the destination telephone number before completing the call. Each PIN is allocated a certain number of minutes for placing telephone calls. The Company's system monitors the amount of time used and notifies users when their allotted time is expiring. The principal advantages to users of prepaid calling services are: (i) the cost of these telephone calls compared to the cost of placing calling card, credit card, or collect calls, is generally lower, (ii) the cards are easy to use, and (iii) no credit history is required of the customer before they use the service.

Since 1994 Intellicall has continued to refine its prepaid technology and network to meet high volume market requirements, identify reliable sources for volume production of a diversified range of both plastic and paper cards and enhance and expand its customer service network. The Company has also focused its marketing efforts on developing a strong base of retail customers and expanding its base of corporate customers who use phonecards as premiums/incentives for a variety of marketing programs. Management believes the Company's technology and marketing strategy have positioned it to continue to compete effectively with other providers of prepaid services with unique and customized product offerings.

Long-Distance Resale. The Company offers switched and dedicated 1+ services under a reseller agreement with Sprint. The Company buys such services in bulk and resells them to its customers at rates which are negotiated. The Company provides its customers with periodic reporting of telephone call detail in a form that assists customers in controlling and monitoring telecommunications costs.


Sales and Marketing

All of the Company's services, except for Prepaid Calling services, are sold primarily to customers who purchase its telecommunications equipment. Operator services and resale of long distance service are an integral part of the operation of pay telephones and multi-line call processing systems. All of the Company's sales and marketing personnel for the private pay telephone industry are trained in the operation of the ancillary services which the Company offers its customers. The Company markets itself as "The Full Service Public Communications Company," which it believes is a competitive advantage over other manufacturer's of pay telephone and related equipment in the U.S. Private Payphone Industry.

The Company has assembled a separate and independent marketing team of six individuals to pursue the prepaid calling services market. The Company generally markets its prepaid calling services by responding to requests for proposal from potential customers, and by identifying potential distribution sources who may not have considered the benefits of selling prepaid calling services, or using such services as a promotional or fund raising tool.


Competition

The Company competes with a large number of long-distance and operator service companies for the provision of automated and live operator services, prepaid calling and long-distance services. AT&T, MCI, and Sprint dominate the operator services market and long-distance industry in general. Competition is based upon commission programs, quality of service, customer reporting and customer service.

In 1991 AT&T intensified an aggressive marketing campaign designed to recapture market share from its major competitors, including MCI and Sprint, and from the operator services industry, including automated and live operator services such as those provided by the Company. The marketing campaign included increased emphasis on brand awareness, encouraging consumers to use AT&T's proprietary calling card, which currently cannot be billed by other operator service providers, and encouraging consumers to access AT&T when using another carrier's system. This competition continues today with new "dial around" offerings such as 1-800 COLLECT, 1-800-CALLATT and the emerging prepaid calling industry. Since their introduction, these factors have had a materially adverse effect on the Company's and its customers' call revenues.

The combination of the above factors reduced the number of operator assisted telephone calls which the Company could bill through its automated and live operator service products, and from which the Company derives most of its revenue and income.

In response to these conditions, in 1993, as described above, the Company expanded the marketing programs under which owners of its automated operator systems can operate. The intent of these programs was to increase profitability for the system owner and the Company's competitive standing. The Company also began pursuing live operator services contracts to a greater extent. As a result, the number of pay telephones and multi-line systems using the Company's technology and services has increased through most of 1994 and 1995 which has partially offset the competitive factors previously mentioned. The Company expects continued rigorous competition in this market, but feels its technology and flexible license programs will allow it to compete effectively.

III.  TELECOMMUNICATIONS EQUIPMENT

Industry Overview

The U.S. Public Telecommunications Industry. On June 15, 1984 the FCC authorized competition in the operation of pay telephones and allowed pay telephones to be regulated by the states. Since that date, substantially all states have authorized the installation and operation of private pay telephones. Subject to state and federal regulation, pay telephones may be placed in public areas and commercial establishments such as airports, convenience stores, supermarkets, hotels, hospitals, service stations and restaurants. Pay telephones may also be placed in confinement facilities to provide collect-only services to inmate populations. Owners of pay telephones collect all monies deposited in the telephones, pay applicable telephone line charges and site commissions and are responsible for telephone installation, maintenance, repair and compliance with applicable regulations.

The largest networks of pay telephones in the United States are operated by Local Exchange Carriers. Many of these public telecommunications networks are not equipped with advanced technology pay telephones. The local telephone companies are recognizing the need to improve productivity and profitability in their pay telephone operations, and that new services are being demanded by users of public communications networks. As a result, many of these companies have recognized the need for intelligent products and are seeking technology that would enable the development of new service offerings. Many local telephone companies have begun to install intelligent payphone technology and to issue requests for information to equipment vendors for proposals to upgrade the functionality of their networks.


The International Public Telecommunications Industry. Many foreign countries are expanding their telecommunications infrastructure. These countries realize that the installation of modern technology is integral to their continued economic development and ability to attract foreign investment. Accordingly, many foreign governments, particularly in newly industrialized countries, are privatizing and deregulating their telecommunications operations.

The  Company's   management  believes  that  one  of  the  first  areas  of development for many countries will be their public telecommunications infrastructure. Faced with enormous investment requirements and limited financial resources, the developing countries must select telecommunications technologies and strategies that are easily deployed, cost effective, and operationally efficient. In April 1993, the Company introduced a new family of products, including pay telephones, and INP's to address this new international market.

Products

Pay Telephones. The Company designs, manufactures and markets pay telephones which incorporate advanced technology that internally performs the functions associated with placing a pay telephone call. The Company's two principal phones are the UltraTel(R) and the line-powered AstraTel(R). The UltraTel phone is a coin-operated intelligent pay telephone sold in a number of housings familiar to users of pay telephones and requires electrical power at the site of installation. The AstraTel is an intelligent pay telephone introduced by the Company in 1994, which is powered by the electrical current provided by the telephone line itself.

The Company's telephones operate by means of advanced microprocessor technology located within the housing. When a call is initiated, the microprocessor automatically performs a series of functions that include determining the applicable rate for the call, communicating the charge to the caller, and determining whether the call has been answered. The Company's pay telephones communicate with a caller by voice messages digitally synthesized and stored in memory chips located in the pay telephone.

Among the most important features of the Company's pay telephones is the ability to reliably and accurately detect whether the call has been answered. This answer detection capability is not dependent upon an electronic signal from the central office of the regulated telephone company. Accurate answer detection is important to the successful operation of a private pay telephone in order to ensure that all completed calls are properly billed and that incomplete calls are not billed.

All programmable features of the Company's pay telephones may be altered from a remote location by means of proprietary software of the Company using a personal computer. These programmable features include the rate tables and certain management information capabilities that enable the owner to determine if the pay telephone requires service or coin collection. These management information and diagnostic capabilities eliminate unnecessary coin collection and service trips to the location of the pay telephone. In addition, certain enhancements may be added to the Company's pay telephones from a remote location. The Company believes that this feature reduces the risk that its pay telephones will become obsolete due to technological advances made after the pay telephones are installed and permits rapid response to regulatory changes.

The Company's pay telephones are available in either a Western Electric or GTE style housing, or in a stainless steel panel mount housing. Some models are coin operated, some are additionally equipped with a credit card reader and some accept credit cards only.

The Company also sells retrofit kits that give the Company's early models of pay telephones or competitive private pay telephones the same capability as the Company's more advanced models. The retrofit kit consists of an electronic circuit board that allows a pay telephone to be compatible with Intelli*Star and its enhancements.

Intelli*Star. The Intelli*Star system is an automated operator product licensed to owners of pay telephones. The Company's UltraTel line of pay telephones requires the addition of a separate integrated circuit board, commonly called the I*Star board, to complete the system. This separate integrated circuit board is attached to the pay telephone's operating circuitry. In the Company's AstraTel line of pay telephones, Intelli*Star is activated by means of a software enhancement, and requires no additional integrated circuitry. Intelli*Star is available on every pay telephone model intended for sale in the United States.


Intelli*Max and Intelli*Serv. Intelli*Max and Intelli*Serv are multi-line call processing systems targeted for large, multi-line institutions, primarily hotels and inmate facilities. These multi-line call processing systems offer many features similar to Intelli*Star, including automated calling card and collect calling and answer detection. The Company's multi-line call processing systems enable the owner to control all forms of call rating and provide consolidated reporting on all call activity.


International and Regulated Market Products. In April 1993, the Company announced a new family of products designed to provide advanced intelligent network features to public communications networks in the United States and internationally. These products include intelligent pay telephones and call processing, network control and business management systems designed to facilitate the deployment of intelligent public access telecommunications systems in developing countries. Alternatively, these products can be utilized by local telephone companies in the United States to upgrade the systems management capability of existing pay telephone networks.

The telephones designed for these markets each contain a single integrated circuit board. A significant advantage of these integrated circuit boards is that they contain a common architecture for products utilized in all market segments. As a result, the pay telephones can be configured for virtually any environment principally by the implementation of software changes only. The telephones allow use of a variety of payment systems including U.S. and international coinage, credit cards and several types of pre-payment cards, including cards based on PINs, magnetic stripe cards and integrated circuit cards ("chip cards"). Additionally, the telephones can be operated with auxiliary power sources or power supplied by telephone lines. The products can be utilized in a wireless, including cellular, environment and can operate using solar power.


Sales and Marketing

U.S. Private Payphone Market Sales. Through its own direct sales force, consisting of six persons, the Company sells, and licenses technology for, pay telephones, multi-line systems and related services to its customers, who in turn either sell the products to third parties or own and operate the products on leased sites. Owners of the Company's products lease sites for the installation of their equipment, operate and maintain the equipment, and pay site commissions based upon the revenues generated from the equipment.

The private pay telephone market is largely based upon the ability of the Company's customers to secure sites for telephones. Competition for sites (either for locations having no pay telephone or call processing system or for sites that are held by other providers, which may include, in the case of pay telephones, the local telephone companies and in the case of call processing systems, AT&T) is primarily based upon commissions offered to site owners.


International and U.S. Regulated Market Sales. In late 1992 the Company embarked on a program to market its products internationally and to U.S. regulated telephone companies. The Company currently employs a sales and sales support staff of nine persons charged with sales to these markets.

The Company augments its sales staff by contracting with international distributors and marketing representatives. Distributors and/or agents are subject to the requirements of the Company's distributor/agent agreements, and must agree to comply with all applicable United States and international laws regarding the sale of products outside the United States of America.

The market defined by local telephone companies will depend on the ability of the Company to demonstrate its advanced intelligent network technology, and provide products to upgrade existing public communications networks. The Company believes that its experience as a leader in the public communications market since 1985 is an important factor in the evaluation of its products for use by local telephone companies.


Manufacturing and Assembly

The Company's products are assembled at the Company's manufacturing facility in McAllen, Texas. After the products are assembled at the Company's manufacturing facility, they are tested before shipment to the purchaser. Once a product is shipped to a U.S. private payphone industry customer by the Company, the Company is not responsible for ensuring that the product is properly installed, maintained or operated in accordance with applicable federal and state regulations. The Company has agreed to assist in the installation of pay telephones and network management systems with respect to certain international and regulated market customers.

The Company purchases certain components from single-source suppliers. The Company believes that alternative sources are available and that an interruption in supply would not have a significant impact on its results of operations. As a result of market factors, suppliers of certain components used in the Company's equipment may occasionally place the Company on allocation for those parts. The Company is actively working to secure alternate sources for single-source components. As part of its effort to reduce its working capital requirements, the Company intends to reduce its inventory of excess parts and components. The Company's reduction of excess inventory may be offset by requirements to provide for anticipated international shipments.


Warranty, Maintenance and Service

The Company provides free repair service on all Intelli*Star boards (subject to license provisions requiring the customer to protect the boards from the elements and abuse) which are contained in Intelli*Star three-board sets licensed to its customers. The Company provides the original purchaser of its other products a limited one-year warranty on all electronic components, and a limited 90-day warranty on all other parts and equipment. The Company offers a five year warranty on AstraTel electronic components. The Company's technical support staff at its corporate offices currently provide support services over the telephone to customers who have installation or operational questions. The Company does not currently offer a maintenance agreement for its products but does provide non-warranty service. Most warranty and non-warranty service is provided by the Company at its manufacturing facility in McAllen, Texas.

The Company holds training classes for its customers on how to install, operate and maintain the Company's products.


Competition

The Company competes against other private pay telephone manufacturers, call processing system manufacturers, software manufacturers and providers of operator services. The Company's principal competitors in the U.S. private payphone market are Elcotel, Inc. and Protel, Inc. (a subsidiary of Inductotherm Industries, Inc.).

In 1993 the Company introduced and began actively marketing its line of products for the U.S regulated and international markets. Numerous companies compete in the international public communications markets, including many larger and better capitalized companies with greater experience in the marketing of products internationally. The Company has adopted a strategy of focusing its marketing efforts on countries with a low ratio of public communication lines to total population, where the greatest growth in sales of public communications equipment is projected. Many of the Company's competitors have adopted a similar strategy. The Company also may participate in the ownership of privately owned networks of pay telephones in those countries where equity participation is possible and economically attractive. The implementation of this strategy is highly dependent on the identification of suitable opportunities and the availability of sufficient capital resources to consummate the investments.

Although the Company is encountering and expects to continue to encounter intense competition, the Company believes that its products are competitive in its markets based upon equipment capabilities and quality. Since the telephone industry is subject to rapid technological change, the Company believes that it will continue to be required to develop improved or additional products and to continue to reduce the cost of existing products in the future in order to remain competitive. The Company's ability to develop additional products will depend in the foreseeable future on its ability to generate working capital internally.

The market for international public communications is highly competitive, and numerous competitors are larger, better capitalized and have greater experience in marketing their products internationally. In addition, the Company's international marketing efforts are subject to the risks of doing business abroad. Consequently, there can be no assurances that the Company's efforts in international markets will be successful.

IV.  OTHER BUSINESS FACTORS

Research and Product Development

The Company's research and development programs are currently focused on developing new products and product enhancements, improving product reliability and reducing the manufacturing costs of the Company's products. For the fiscal years ended December 31, 1995, 1994, and 1993, research and development expenditures were approximately $4.9 million ($2.5 million of which were capitalized software costs), $5.6 million ($2.6 million of which were capitalized software costs), and $4.1 million (no such costs were capitalized), respectively. The Company believes that new products and product enhancements will increase its market opportunities and are essential to its long-term growth. The Company's ability to fund future research and development costs will be dependent on its ability to generate cash in excess of its operating needs.


Patents, Trademarks and Licenses

Patents

The Company holds 20 United States patents and has numerous United States and foreign pending patent applications relating to the Company's Intelli*Star and other technology. These patents cover the ability to complete automated collect telephone calls, perform certain validity checks and internally store and retrieve data files from telephones, as well as many other features and structures of pay telephones. The Company considers its patents important to its business.

Prior to 1993 the Company had never granted to third parties a license to manufacture or market competing pay telephones or call processing equipment that performs the critical public telephone and automated operator functions patented by the Company. During 1993, however, certain other manufacturers began to market pay telephones and call processing equipment that perform functions the Company believes are covered by its patents.

In 1994, as a result of litigation commenced by two of such manufacturers seeking a declaratory judgment that their products did not infringe on the Company's products, the Company licensed certain of its patents for its store and forward technology for an initial licensing fee and various ongoing fees.


Trademarks

The  Company  has   registered   in  the  United   States  its   trademarks
"Intellicall," "AstraTel," "UltraTel," "Intelli*Serv," "Intelli*Max," "VICS," "Intelli-Pro," "Intelli-Pro Plus," "Jail*Star," and "Intelli*Star". The Company also owns the trademarks "Intelli*Mate," "E*Z Collect," "Relay,"

"Check*Mate," "Star*Message" and "Turbo*Star." The Company considers its trademarks important to its business.


Licenses

In April 1993 the Company obtained an exclusive patent license from Gateway Technologies, Inc. ("Gateway") under which the Company received rights to use and sub-license certain call processing technology. The license arrangements with Gateway were modified in June 1994. Under the modified arrangements, the Company licensed certain of its patents to Gateway, the Company received a license from Gateway to use certain of its patents, and Gateway is obliged to share revenues received from sub-licensing certain of Gateway's and the Company's patents. The license is effective until June 1997 subject to renewal rights.

Effective January 1, 1992 the Company entered into an amended and restated patent license agreement with MessagePhone, Inc. ("MPI") pursuant to which the Company licenses MPI's automated voice messaging patents. The license allows the Company to offer voice messaging services to its Intelli*Star and call processing customers. Pursuant to this agreement, the Company makes quarterly payments to MPI. The license currently expires on July 30, 2008; however, it is effective until the expiration of the MPI patents, including any continuations of such patents.

The Company licenses voice recognition products used in Intelli*Max and in certain pay telephone locations, pursuant to a license agreement with Voice Control Systems. The Company pays monthly license fees to Voice Control Systems on voice recognition products manufactured and sold as part of its automated operator technology. The license currently expires March 31, 1996 and may be renewed for up to seven additional one-year terms.


Regulation

Telecommunications services and equipment offered by the Company are subject to varying degrees of regulation at both the federal and state levels. There can be no assurances that changes in such regulation, if proposed and adopted, would not have an adverse impact on the operations of the Company and its customers.

Federal. The Communications Act of 1934 (the "1934 Act"), as amended, governs the provisions of interstate services offered by the Company and its customers. The Federal Communications Commission (the "FCC") has enacted rules governing the provision of interstate operator services that include, among other things, filing informational tariffs, providing notices to end-users of the identity of the service provider in the form of postings and verbal announcements, and providing rate quotes upon request of the calling party. A verbal announcement identifying the service provider also must be given to recipients of collect calls from pay telephones, and rate quotes must be provided to them upon request. Other requirements include a prohibition on blocking access to alternative telecommunications carriers via certain access codes. The FCC has recently declined to impose such requirements on operator services offered in connection with pay telephones in confinement facilities.

The Company is also required under the 1934 Act to file tariffs for its provision of interstate prepaid services, and the FCC has the authority to reject or prescribe rates if it concludes the rates charged are not just and reasonable. All of the rates for prepaid services filed with the FCC have gone into effect without opposition.

The Company complies with the FCC's regulations governing the provision of operator and prepaid services and has obtained Section 214 authority from the FCC to provide its international services.

The Company's private pay telephones and call processing systems must comply with technical requirements contained in Parts 15 and 68 of the FCC's rules in order to operate and/or be connected to the public telephone network. The Company has performed those tests necessary to assure compliance with these technical and operational requirements and has obtained the proper registrations and/or certifications from the FCC for all its products. The Company updates these registrations and/or certifications periodically and the Company believes that such registrations and/or certifications will be routinely granted.

The Company's private pay telephone owner customers earn revenues from calls placed from their telephones, and at present receive compensation from end-users on a per-call basis for coin-sent-paid calls, and from long distance carriers for certain non-sent-paid calls. The FCC has concluded that private pay telephone owners are also entitled to $6.00 per phone per month from major long distance carriers as compensation for calls made by end-users dialing access codes to reach their presubscribed long distance carriers from private pay telephones. The FCC has approved requests by Sprint and AT&T to compensate private pay telephone owners on a per-call basis at a rate of $0.25 per interstate call in lieu of their share of the per-phone per-month plan currently in effect. Compensation payments are made for calls billed to calling cards as well as those billed collect from private pay telephones.

Other carriers, including MCI, are still paying their pro rata share of the $6.00 per-phone per-month compensation. However, the recently enacted Telecommunications Act of 1996 (the "1996 Act") instructs the FCC to prescribe regulations establishing a per-call compensation plan for all pay telephone owners, including the local telephone operating company providers, by November 1996. When adopted, this presumably would replace the current $6.00 per-phone per-month compensation plan for private pay telephone owners, as well as the access charge recovery mechanism through which most local telephone operating companies recover costs associated with their own pay telephone operations. The Company does not participate in revenues derived from any of the existing compensation plans.

It is anticipated that the interconnection arrangements and regulations under which the local telephone operating companies and private pay telephone owners have provided pay telephone services will be modified somewhat in the coming months, as the 1996 Act expressly precludes the local telephone operating companies from discriminating between their pay telephones and private pay telephones. The manner in which the local telephone companies provide pay telephone services to confinement facilities will also change, as they are now required by the FCC to offer their confinement facility pay telephones on an unbundled basis. A petition to stay the effective date of that decision has recently been filed with the FCC by Bell Atlantic and other RBOCs. The Company expects these changes to benefit its private pay telephone owner customers.

The FCC has under consideration for several years proposals that would require most interstate long distance calls initiated by dialing "0" from pay telephones to be completed using one or more predetermined long distance carriers rather than through the automated pay telephone or operator service provider to whom the private pay telephones are presubscribed ("Billed Party Preference"). Some proposals would also extend Billed Party Preference to most intrastate calls initiated by dialing 0 as well as 0+ calls initiated from confinement facilities. The Company, AT&T, certain other interexchange carriers, certain local exchange operating companies, and certain penal institutions, among others, are opposing this proposal. Although the Company believes it is unlikely that such a proposal will ultimately be implemented, if it were to be adopted and implemented as currently proposed, it could have an adverse impact on the Company's business. Although the basic proposal has been pending since 1987, the Company now believes that such a proposal, with some variation, is likely to be considered by the FCC sometime in late 1996.

On March 13, 1995 the FCC solicited comment on a proposal made by various carriers that a cap or ceiling on 0+ calls be adopted in lieu of Billed Party Preference. The FCC also has indicated that the issue of rate caps for inmate phones may be considered in this proceeding. The Company cannot predict whether the FCC will adopt any rate cap proposal, or if adopted, whether the rate cap will be reasonable, and thus have no material adverse impact on the Company. However, the Company, in principle, is in favor of rate caps as an alternative to Billed Party Preference, and has been advocating that the FCC adopt a reasonable ceiling on rates for 0+ calls since 1993.

State. State regulatory commissions in all but four states have established rules and regulations governing the provision of private pay telephone services. Such rules typically include certification or registration; notice to end users of the identity of the service provider in the form of postings and verbal announcements; requirements for rate quotes on request; call routing restrictions; and maximum rates. While not necessarily uniform, these rules and regulations generally establish minimum technical and operational requirements to assure that public interest considerations are addressed. Most states regulate rates for local and intrastate toll calls placed from pay telephones. Initially established to regulate only services paid for by coin, such regulations have been modified in a number of states to include the provision of automated operator services and thus also apply to pay telephone providers using the Company's Intelli*Star technology. Other states have chosen to regulate the provision of automated operator services through rules established for operator service providers rather than those established for pay telephone owners.

The Commonwealth of Pennsylvania has adopted rules which, if determined to be applicable to private pay telephones, would require modification to the
Company's products if currently installed or offered for sale in the Commonwealth. The modification would permit users of private pay telephones to enter a code that signals the local telephone operating company to block transmission of the originating telephone number to called parties who have subscribed to Caller ID from their local telephone operating company. In response to the Company's petition seeking clarification from the Pennsylvania Public Utility Commission on the extent to which such rules apply to non-local telephone operating company pay telephones, the Commission rescinded the rules with respect to such phones pending further consideration. The Company can comply with such rules if ultimately determined to be applicable.

Although many state regulatory commissions regulate the provision of inmate telecommunications services by private providers through waivers of applicable portions of their pay telephone rules, a growing number of states have adopted separate regulations governing the provision of such services. In some instances, states that do not otherwise permit private pay telephone owners to compete with regulated telephone companies have authorized such competition with respect to confinement facilities.

The Company is currently certified to provide intrastate prepaid services in 35 states and is seeking certification in eight other states. Seven states in which the Company provides intrastate prepaid services do not require the prior approval of the respective state regulatory commissions in order to provide services. Most states in which the Company provides intrastate prepaid services appear to have concluded that providers of prepaid services are subject to the same types of regulations, including that of entry and rates, to which traditional long distance carriers are subject. Additionally, several states have required prepaid service providers to post bonds, and in some cases, pay local access charges. The Company knows of no existing requirement with which it could not comply if adopted in any state in which it is not currently certified. There can be no assurances, however, that the Company can obtain the appropriate authorizations, or that states will not adopt regulations with which the Company either cannot or may choose not to comply, and thus preclude the Company's ability to offer certain or all intrastate prepaid services in those states. A petition before the FCC requesting that it preempt state regulation of certain prepaid services has been denied, thus permitting the states to continue to regulate certain prepaid services to the extent permitted under their own enabling statutes.

The Company has obtained, where necessary, the proper intrastate operator services authorizations including, where applicable, certificates of public convenience and necessity (or similar certificates), and approval and acceptance of its tariffs, in those states in which it provides operator services. The Company complies with applicable state regulations governing the provision of operator services.

Although most states now allow the competitive provision of operator services, prepaid services, and private pay telephones, there can be no assurances that states will continue to allow competition in these areas or that states will not adopt regulations that make competitive entry uneconomic.


Employees

As of December 31, 1995 the Company had 247 employees, of which 193 were employed in operations and 54 were employed in executive and administrative capacities. The Company believes its employee relations to be good.


Major Customers

No single customer accounted for more than 10% of the Company's consolidated revenues during 1995, 1994 and 1993.


Seasonality

The Company believes that its call revenues are affected by seasonal weather conditions throughout the United States, which tend to reduce the number and duration of pay telephone calls made in the winter months, because a significant number of pay telephones are located outdoors. The effect of seasonality on the Company's business has been reduced as the Company has provided less call revenue financing to its customers.



ITEM 2.  PROPERTIES.

The Company leases approximately 56,000 square feet of space at 2155 Chenault, Carrollton, Texas, where its principal executive, sales and product development offices are located. The lease expires July 31, 1997. The Company leases approximately 42,000 square feet of manufacturing space in McAllen, Texas. The manufacturing facility lease expires July 31, 1998.
The Company also leases certain telephone and computer equipment.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is subject to various legal proceedings arising in the ordinary course of its business. It is the opinion of the management of the Company that the ultimate disposition of these proceedings will not have a material adverse effect on the Company's financial position on results from operations.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

Stock Prices

     The Common Stock currently trades on the New York Stock Exchange ("NYSE") under the symbol ICL. The following table sets forth, for each of the periods indicated, the reported high and low sales price per share on the NYSE of the Common Stock.

                                                  Common Stock
                                                  ------------
                                            High                 Low
                                            ----                 ---
1995

     First Quarter ...............          $4 5/8            $3

     Second Quarter ..............           6 7/8             3 7/8

     Third Quarter ...............           7 1/4             3 3/4

     Fourth Quarter ..............           4 5/8             3 1/4
1994

     First Quarter ...............          $9 5/8            $7

     Second Quarter ..............           7 5/8             4 1/4

     Third Quarter ...............           5 3/4             3 3/4

     Fourth Quarter ..............           5 1/2             3 3/4

              On  December  31,  1995,  the  Company  had  approximately   1,367
stockholders of record.

Dividend Policy

              The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain any future earnings for use in its business and therefore does not expect to pay any cash dividends in the foreseeable future. Any future determination to pay cash dividends will depend upon the earnings and financial position of the Company and such other factors as the Board of Directors of the Company may deem appropriate at that time. The Company's agreement with its senior secured note holder prohibits the Company from paying dividends. See Note 2 to the Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected consolidated financial information for each of the five years in the period ended December 31, 1995, is derived from the Company's Consolidated Financial Statements. The information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                       Year Ended December 31,(1)
                                                       --------------------------
                                              1995      1994      1993     1992     1991
                                              ----      ----      ----     ----     ----
                                             (In thousands, except per share amounts)
Statement of Operations Data:
 Revenues and Sales:
 Service revenues.....................      $54,558    $60,059  $ 69,187  $135,249  $185,483
 Equipment sales .....................       19,944     23,322    15,939    19,268    30,058
                                             ------     ------    ------    ------    ------
                                             74,502     83,381    85,126   154,517   215,541
                                             ------     ------    ------   -------   -------
 Cost of Revenues and Sales:
 Service revenues.....................       45,318     49,692    54,457   112,991   158,595
 Equipment sales .....................       21,454     27,221    13,068    16,043    21,475
                                             ------     ------    ------   ------    -------
                                             66,772     76,913    67,525   129,034   180,070
                                             ------     ------    ------   -------   -------

 Gross profit.........................        7,730      6,468    17,601    25,483    35,471
 Selling, general and
  administrative expenses.............       (9,436)   (12,473)  (13,932)  (24,484)  (25,571)
 Provision for doubtful accounts......         (820)    (3,517)   (1,853)  (18,472)  (13,799)
 Research and development expenses....       (2,350)    (2,965)   (4,118)   (3,568)   (3,159)
 Gain on sale of call processing assets          --         --     1,051        --        --
 Gain on sale of call validating assets       1,607         --        --        --        --
                                              -----      -----     -----     -----     -----

 Operating loss........................      (3,269)   (12,487)   (1,251)  (21,041)   (7,058)
 Other income..........................         440      1,100     2,295     3,745     4,271
 Interest expense......................      (3,310)    (3,079)   (2,338)   (4,029)   (4,207)
 Litigation settlement.................          --         --        --    (8,300)       --
                                              -----     ------     -----     -----     -----

 Loss before income taxes..............      (6,139)   (14,466)   (1,294)  (29,625)   (6,994)
 Income tax benefit....................          --         --        --     4,733     2,301
                                              -----      -----     -----     -----     -----

 Net loss............................       $(6,139)  $(14,466) $ (1,294) $(24,892) $ (4,693)
                                            =======   ========  ========  ========  ========



 Net loss per common and common
  equivalent share...................       $ (0.80)   $ (1.91) $  (0.17) $  (3.71) $  (0.70)
                                            =======    =======  ========  ========  ========



 Shares used in computing per share
  amount.............................         7,672      7,571     7,660     6,717     6,703
Balance Sheet Data:
 Total assets........................       $48,644    $58,799  $ 72,851  $ 77,142  $ 126,523
 Total long term obligations.........       $10,796    $25,894  $  2,346  $ 13,594  $  41,571
 Stockholders' equity (2)............       $13,243    $19,322  $ 33,435  $ 34,418  $  52,810

     (1) Certain prior year amounts have been reclassified to conform to current year presentation.

     (2) The Company has never paid cash dividends on its Common Stock. Under its agreements with Nomura regarding its Series A Notes, the Company is prohibited from paying dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

                  The following table sets forth certain items in the Company's Consolidated Statements of Operations as a percentage of total revenues and sales and as a percentage of related sales for the years indicated:

                                                      Year Ended December 31,
                                                      -----------------------
                                            1995      1994      1993      1992      1991
                                            ----      ----      ----      ----      ----
               Revenues and Sales:
                  Service Revenues         73.2%      72.0%     81.3%     87.5%     86.1%
                   Equipment Sales         26.8%      28.0%     18.7%     12.5%     13.9%
                                           -----      -----     -----     -----     -----
                             Total        100.0%     100.0%    100.0%    100.0%    100.0%
                                          ======     ======    ======    ======    ======

          Gross Profit Percentage:
                  Service Revenues         16.9%      17.3%     21.3%     16.5%     14.5%
                                           ====       ====      ====      ====      ====
                   Equipment Sales         (7.6)%    (16.7)%    18.0%     16.7%     28.6%
                                           ====      =====      ====      ====      ====


1995 Compared to 1994

Service Revenues. The Company's service revenues were $54.6 million for the year ended December 31, 1995, compared to $60.1 million for the year ended December 31, 1994. The table below provides a detailed analysis of service revenues by type for the years ended December 31, 1995 and 1994.

                                                         1995             1994
                                                         ----             ----
   Call Traffic Revenue........................         $40,417         $46,738
   Long-distance Resale........................           3,567           4,433
   Validation Services.........................           2,567           4,101
   Operator Services...........................           6,722           4,668
   Prepaid Calling Services....................           1,285             119
                                                          -----             ---
                                                        $54,558         $60,059
                                                        =======         =======

The lower service revenues for the year ended December 31, 1995 as compared to the year ended December 31, 1994 are attributable to several factors. The most significant impact resulted from a decline in the average number of calls made per payphone using the Company's automated operator technologies. The decline in telephone calls caused a combined decrease in bundled, unbundled, and long-distance resale revenues of $7.2 million when compared to the year ended December 31, 1994. Call volumes per pay telephone have declined each year since 1991, primarily as a result of increased competition from AT&T, MCI, and Sprint. Each of these companies, through mass market advertising and direct marketing to its customers, has encouraged consumers to use their own proprietary calling cards, which cannot be billed by the Company. In addition, marketing programs such as "1-800-COLLECT", and "1-800-CALLATT" have further adversely impacted the average number of billable calls per pay telephone. Partially offsetting this decline was an increase in the number of phones using the technology.

The Company sold its call validating assets in June of 1995. The sale of these assets was the principal reason that revenues from validation services declined approximately $1.5 million in 1995.

Operator service revenues increased approximately $2.0 million in 1995 compared to 1994. The increase resulted from an expansion in the number of customers utilizing the Company's services.

Revenues from prepaid calling services increased $1.2 million for the year ended December 31, 1995. The increase is due to growth in the number of customers, and the Company's entry, in the fourth quarter of 1995, into the retail market segment for prepaid card sales. The Company expects future growth will be principally in retail programs offered to general merchandise, grocery, and convenience store chains. Accordingly, the Company has increased its marketing staff in the retail segment, and is developing marketing programs specifically for such retail applications.

Gross profit from services revenues was $9.2 million or 16.9% of revenue, compared to $10.4 million or 17.3% of revenue for the years ended December 31, 1995 and 1994, respectively. The $1.2 million decline in gross profit was due principally to the decline in call traffic revenues and the sale of the Company's call validating assets. The lower gross profit percentage is due to a change in the mix of service revenues with less unbundled revenue in 1995 than 1994. Gross profits from unbundled programs approximate the amounts recorded as revenues.

Equipment Sales. Telephone and related sales were $19.9 million for the year ended December 31, 1995 as compared to $23.3 million for the year ended December 31, 1994.

The $3.4 million or 14.5% decrease in 1995 equipment sales from the year ended December 31, 1994 was principally the result of a $3.3 million decline in international shipments. Equipment sales to private payphone companies declined $382,000 in 1995 compared to 1994. Sales to regulated telephone companies increased approximately $260,000 in 1995 compared to 1994. International sales were lower in 1995 because of the fulfillment, early in 1995, of the Company's order to supply payphones to Argentina. The Company did not replace the order in sufficient volume to replace the lost sales.

Gross loss from equipment sales was $1.5 million (7.6% of related sales) for the year ended December 31, 1995, compared to a loss of $3.9 million (16.7% of related sales) for the year ended December 31, 1994. Results in 1995 included $1.7 million of additional pretax charges to establish inventory reserves. Results in 1994 included $3.4 million of inventory provisions. During both 1995 and 1994, the Company established reserves to adjust the carrying value of inventories to their estimated net realizable value. The gross loss in each year is principally attributable to these adjustments. In addition, however, the losses have resulted from manufacturing inefficiencies and product design deficiencies. During 1995, the Company took several steps to correct such problems. The Company has completed cost reductions on many of its international products, and is in the process of cost reducing its line powered phone (Astratel) sold in the United States. The Company expects that in 1996, such cost reductions will be substantially complete.

Selling, General and Administrative Expenses. Selling, general and administrative expenses declined $3.0 million for the year ended December 31, 1995 as compared to the year ended December 31, 1994. This decline consisted primarily of a $1.6 million decrease in compensation related expenses. Consulting and legal expenditures were $939,000 lower in 1995 than in 1994, and operational improvements accounted for $461,000 of lower costs.

Research  and  Development  Expenses.   Gross  spending  for  research  and
development decreased $600,000 in 1995 from 1994. In 1995, the Company capitalized $2.5 million of software development costs, as compared to $2.6 million in 1994. The principal development efforts in 1995 were for (i) the Company's line powered pay telephones, including development of an enhanced version for the private payphone market, and (ii) continued development of international and U.S. regulated market products.

Provision for Doubtful Accounts. The provision for doubtful accounts was $820,000 and $3.5 million for the years ended December 31, 1995 and 1994, respectively. The lower expenses in 1995 compared to 1994 were due to provisions of $800,000 and $1.6 million recorded in the third and fourth quarters of 1994, respectively. Such provisions for losses were recorded on accounts receivable from certain customers whose collective financial condition deteriorated significantly late in 1994. Exclusive of the $2.4 million of loss provisions in 1994, the provision for doubtful accounts decreased $297,000 from 1994 to 1995. The decrease correlates to the overall decline in revenue levels.

Gain on Sale of Call Validating Assets. In June 1995, the Company recorded a gain of $1.6 million in connection with the sale of certain call validating assets. The Company sold its validating business to TNS. The Company also entered into a long term agreement under which it provides billing services to TNS related to Intellicall's customers that use the TNS validation service.

1994 Compared to 1993

Service Revenues. The Company recognized service revenues of $60.1 million for the year ended December 31, 1994, compared to $69.2 million for the year ended December 31, 1993. The following table provides the detailed breakdown of service revenue by type for the comparative years December 31, 1995 and 1994.

                                                          1994             1993
                                                          ----             ----
Call Traffic Revenue .......................           $46,738          $58,919
Long-distance Resale .......................             4,433            2,411
Validation Services ........................             4,101            5,129
Operator Services ..........................             4,668            2,728
Prepaid Calling Services ...................               119               --
                                                       -------          -------
                                                       $60,059          $69,187
                                                       =======          =======

The $11.2 million decline in call traffic revenue, long distance resale and validation services for the year ended December 31, 1994 from the comparable period in 1993 reflects several factors. Approximately $4.4 million of the decline related to termination or substantial revision of services for several major customers in the second half of 1993. The August 4, 1993 sale of the route of the Company's owned call processing systems to a customer resulted in $3.9 million of revenues recorded in 1993 with no such revenue recorded in 1994. The remainder of the decline resulted from the adverse impact of unusually harsh weather in the first half of 1994 and the effects of intensified competitive factors.

Gross profit derived from call revenue was $9.3 million (16.7% of related revenues) for the year ended December 31, 1994, compared to gross profit of $14.2 million (21.3% of the related revenues) for the year ended December 31, 1993. The decline in the dollar amount was due to several factors. First, 1994 results reflected gross profits and revenues from unbundled programs which were approximately $1.2 million lower for the year ended December 31, 1994 compared to 1993. The reduction arose primarily because several major customers elected to terminate their existing unbundled programs in 1993 and to elect certain new programs as discussed below. Gross profits from unbundled programs approximate the amounts recorded as revenues. Second, the Company initiated new programs in the second quarter of 1993 which enabled customers to purchase rights to use the Company's technology in return for lump-sum payments under certain licensing agreements (the "Lone Star Program"). Under the new programs, $827,000 of lump-sum payments were received in the year ended December 31, 1993. Gross profits for such lump sum payments approximate the amount recorded as revenue. There were no similar payments received in 1994.

Revenues from operator services were $4.7 million for the year ended December 31, 1994, compared to $2.8 million for the year ended December 31, 1993. Gross profit was $1.1 million (23.7% of related revenues) for the year ended December 31, 1994, compared to $522,000 (19.3% of related revenues) for the year ended December 31, 1993.

The increase in revenues and gross profits reflects an expanded customer base in 1994 due to concerted marketing and service enhancement efforts by the Company's management during the latter half of 1993. The number of payphones reporting at December 31, 1994 was 41% higher than at December 31, 1993. Total gross profit increased proportionately to sales volume and gross profit percentage increased in 1994 as a result of various cost control efforts.

Equipment Sales. Revenues from telephone and related sales were $23.3 million for the year ended December 31, 1994, compared to $15.9 million for the year ended December 31, 1993. The increase is primarily attributable to $6.7 million of product shipments to international customers and $555,000 of sales to regulated telephone companies in the year ended December 31, 1994. There were no such shipments in 1993.

Gross loss from telephone and related sales was $3.9 million (16.7% of related sales) for the year ended December 31, 1994, compared to $2.9 million gross profit (18.0% of related sales) for the year ended December 31, 1993. Gross margin for the year ended December 31, 1994 was reduced by a $3.4 million provision in the third and fourth quarters for slow moving and obsolete inventory.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased approximately $1.5 million from the year ended December 31, 1993 to the year ended December 31, 1994. The net decline in expenses in 1994 resulted from several factors. The Company sold its call processing assets in 1993 and, accordingly, depreciation expense related to such assets decreased $1.2 million in 1994. In addition, 1994 corporate travel and facilities costs declined by $788,000. Offsetting these decreases were increases in consulting and benefits.

Provision for Doubtful Accounts. The provision for doubtful accounts increased $1.7 million from the year ended December 31, 1993, to the year ended December 31, 1994. The increase is attributed primarily to provisions of $800,000 and $1.6 million recorded in the third and fourth quarters of 1994, respectively, for losses on accounts receivable from certain domestic customers whose collective financial condition had deteriorated significantly in 1994.

Exclusive of the $2.4 million third and fourth quarter provisions discussed above, the 1994 provision for doubtful accounts decreased $736,000 from 1993 to 1994. The Company sold its call processing assets in 1993 and, as a result, bad debt provisions related to those operations decreased by $375,000 in 1994. The remainder of the decrease correlated to the overall decline in revenue levels.

Research and Development Expenses. Gross research and development spending increased from $4.1 million in 1993 to $5.6 million in 1994 as a result of the Company's emphasis on developing and supporting its new family of domestic and international products. In 1994, the Company capitalized $2.6 million of 1994 software development costs due to the establishment of technological feasibility on certain product lines. The 1994 gross research and development gross spending increase of $1.5 million was offset by the $2.6 million increase in capitalized software. Accordingly, research and development expense decreased from 1993 to 1994 by a net amount of $1.1 million.

Gain on Sale of Call Processing Assets. On August 4, 1993 the Company sold its call processing assets to a customer for $3.6 million in cash and $2.6 million in notes and other consideration which resulted in a pretax gain of $1.05 million.

Interest Expense. Interest expense increased $741,000 from the year ended December 31, 1993, to the year ended December 31, 1994. The increase was principally the result of higher debt levels and higher interest rates in 1994.


Liquidity and Capital Resources

The Company generated approximately $4.4 million of cash from operations (including $1.7 million from the sale of call validating assets) and changes in working capital and long term financial assets.

Most cash inflows resulted from (i) collection of long term receivables (license fees, equipment leases and notes receivable) totalling $5.8 million, (ii) reduction in trade receivables by $1.3 million, and (iii) $2.8 million from TNS as prepayment for the VICS services agreement.

Cash was used to: (i) reduce trade accounts payable by $3.7 million, (ii) invest $3.4 million in capital equipment and capitalized software, (iii) reduce long-term debt by $2.6 million, and (iv) increase other working capital accounts, principally inventory, by $1.1 million.

The net effect of cash flow from operations, investing activities, and financing activities in 1995 was to reduce available cash balances by $1.7 million.

On August 11, 1994 the Company issued its Series A Variable Rate Senior Bridge Notes Due August 11, 1996 ("Series A Notes"), and its Series B, 12.5% Senior Bridge Notes Due August 11, 1996 ("Series B Notes") to Nomura Holding America Inc. ("Nomura"). The notes are secured by collateral comprising substantially all the assets of the Company. In June 1995 the Company repaid $3.5 million of the Series B Notes, using proceeds from the sale of call validating assets (See Item 1. Business, Recent Developments). On December 31, 1995 the Company repaid the remaining balance of the Series B Notes with proceeds from the issuance of its 8.0% subordinated convertible notes with warrants. The balance of the Series A Notes at December 31, 1995 was $15.3 million.

The Company is obligated to repay or refinance the Series A Notes by their maturity on August 11, 1996. Cash flow from operations in 1996 will be insufficient to repay the Series A Notes at their maturity. Therefore, management intends to pursue one or more of the following four refinancing options:

         a) obtain a loan from an asset-based lender collateralized by the Company's assets,

         b)       sell additional subordinated debt,

         c)       sell additional equity in a private or public offering, or

         d)       sell certain operating assets of the Company.

Management believes that the Company will qualify for an asset-based loan in an amount which will depend primarily on: (i) the amount and composition of collateral to support the loan, (ii) projected cash flow from operations, (iii) historical operating results and future operating plans, and (iv) the quality of management. By repaying the Nomura Series B Notes in 1995, the Company enhanced the value of its overall collateral to a secured lender by reducing the ratio of assets to secured debt.

In December 1995 the Company successfully placed $7.5 million of 8.0% subordinated convertible debt with warrants. Management believes that the Company, if necessary, could place additional debt of a similar nature, or could sell equity or assets to supplement any amount by which a new asset-based loan might be insufficient to repay the then outstanding balance due to Nomura.

The  Company's  future   liquidity  will  depend  on  management's   success  in
refinancing the Nomura Series A Notes, and on the imminence and extent of a turnaround of historical operating results. There can be no assurance that the Company's efforts to maintain or enhance liquidity will be successful, and, under certain circumstances, the Company may be required to limit its operations, dispose of certain operating assets, sell additional equity at an unattractive price, or take other actions as considered necessary.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    See the Index to Consolidated Financial Statements located on page F-1 for a listing of the financial statements included as a part of this Annual Report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


    Not applicable.

                                    PART III



ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11.          EXECUTIVE COMPENSATION.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by Items 10, 11, 12 and 13 of this Annual Report on Form 10-K is omitted pursuant to General Instruction G(3) and will be included in the Registrant's Definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

                                     PART IV


ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K.

     (a)      (1)      Financial Statements.

                       The  financial  statements  filed  as a part  of this
                  Annual Report on Form 10-K are listed in the "Index to Financial Statements" on page F-1 hereof.

              (2)      Financial Statement Schedules.

                       The financial  statement  schedules  filed as part of
                  this Annual Report on Form 10-K are listed in the "Index to Financial Statements" on page F-1 hereof.

              (3)      Exhibits.

                       The  following  exhibits  are filed as a part of this
                  Annual Report on Form 10-K.

                  (a)3.1 Certificate of Incorporation of the Company and all amendments thereto through December 31, 1992.
                  (c)3.2 Amendment to Certificate of Incorporation raising the authorized common stock from 10,000,000 shares to 50,000,000 shares.
                   ++3.3 Amendment to Certificate of Incorporation lowering the authorized common stock from 50,000,000 shares to 20,000,000 shares.
                  (b)3.4       By-laws of the Company, as amended.
                  (a)4.1       Specimen certificate for Common Stock of the
                               Company.
                 (f)10.1       Intellicall, Inc. 1991 Stock Option Plan, as
                               amended.
                 (b)10.2       Form of Incentive Stock Option Agreement.
                 (b)10.3       Form of Nonqualified Stock Option Agreement.
                 (b)10.4       Form of Director Stock Option Agreement.
                 (f)10.5       Form of 1995 Employee Stock Purchase Plan.
                 (b)10.6 Office Building Lease, dated October 31, 1991, between the Company and National Realty Advisors,Inc.
                 (b)10.7       ADREC Development and License Agreement, dated
                               as August 2, 1990, between VCS Industries, Inc. d/b/a Voice Control Systems and the Company.
                 (b)10.8       Amended   and   Restated   Patent   License
                               Agreement  dated  as of  January  1,  1992,
                               between the Company and MessagePhone, Inc.
                 (b)10.9       Registration  Rights  Agreement dated as of
                               July 31, 1992,  between the Company and The
                               Prudential Insurance Company of America.
                (b)10.10       Lease  Agreement,   dated  March  2,  1990,
                               between Palmer Enterprises, Incorporated as
                               Landlord and the Company as Tenant.

                (d)10.11       Note Purchase Agreement dated as of August 11,
                               1994 between Nomura Holding America Inc. and the
                               Company.
                (d)10.12       Form of Series A Note issued pursuant to Note
                               Purchase Agreement with Nomura Holding America
                               Inc.
                (d)10.13       Form of Series B Note issued pursuant to Note
                               Purchase Agreement with Nomura Holding America
                               Inc.
                (d)10.14       Pledge and Security Agreement dated August 11,
                               1994 between Nomura Holding America Inc. and the
                               Company.
                (d)10.15       Intellectual Property Security Agreement dated
                               August 11, 1994 between Nomura Holding America
                               Inc. and the Company and the Subsidiaries.
                (d)10.16       Warrant dated August 11, 1994 between Nomura
                               Holding America, Inc. and the Company.
                (d)10.17       Amended and Restated 10% Convertible Subordinated
                               Note Due 1999 dated August 11, 1994 with T.J.
                               Berthel Investments, L.P.
                (c)10.18       Registration Rights Agreement dated February 14,
                               1994, among between the Company and T.J. Berthel
                               Investments, L.P.
                (e)10.19       Amendment, Limited Waiver and Consent dated as of
                               September 27, 1994 between Nomura Holding
                               America, Inc. and the Company.
                (e)10.20       Amendment No. 2 to Note Purchase Agreement
                               entered into in December 1994 between Nomura
                               Holding America, Inc. and the Company.
                (e)10.21       Third Amendment and Limited Waiver to Note
                               Purchase Agreement entered into in February 1995
                               between Nomura Holding America, Inc. and the
                               Company.
                (f)10.22       Fourth Amendment, Limited Waiver and Consent
                               entered into as of March 17, 1995 by and between
                               Nomura Holding America, Inc. and the Company.
                  +10.23       Fifth Amendment to Note Purchase Agreement
                               entered into as of March 29, 1996 by and between
                               Nomura Holding America, Inc. and the Company.
                (g)10.24       Note  and  Warrant  Purchase,   Paying  and
                               Conversion/Exercise     Agency    Agreement
                               entered  into on December  22, 1995 between
                               Banca Del Gottardo and the Company.
                (g)10.25       Form of 8%  Convertible  Subordinated  Note
                               executed   by  the  Company  to  Banca  Del
                               Gottardo dated December 22, 1995.
                (g)10.26       Form of Banca Del Gottardo Warrants entered
                               into on December 22, 1995 between Banca Del
                               Gottardo and the Company.
                  ++21.1       Subsidiaries of the Company.
                  ++23.1       Consent of Independent Accountants.



++           Filed herewith.
(a)          Incorporated by Reference from the Company's Form S-1 filed August
             28, 1987, file no. 33-15723.
(b)          Incorporated by reference from the Company's  Annual Report on Form
             10-K for the fiscal year ended December 31, 1991.

(c) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
(d) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.
(e) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
(f) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.
(g) Incorporated by reference from the Company's Current Report on Form 8-K (Date of Earliest Event Reported - December 28, 1995).

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the last fiscal quarter of 1995.

     The  following  undertaking  set  forth  herein  relates  to the  Company's
Registration  Statement  on  Form  S-8  (No.  33-60235),  and on Form  S-8  (No.
33-64583):

                  "Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue."

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 1996                    INTELLICALL, INC.

                3/29/96           /s/ William O. Hunt
                 Date             By:      William O. Hunt
                                  Chairman of the Board, President
                                  and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 29, 1996.

         Name                                             Office

/s/ William O. Hunt                           3/29/96 Date
William O. Hunt                               Chairman of the Board, President
(Principal Executive Officer)                 and Chief Executive Officer

/s/ Michael H. Barnes                         3/29/96 Date
Michael H. Barnes                             Chief Financial Officer
(Principal Financial                          Senior Vice President, Corporate
and Accounting Officer)                       Staff


B. Michael Adler                              Director

/s/ Lewis E. Brazelton III                    3/29/96 Date
Lewis E. Brazelton III                        Director

/s/ Richard B. Curran                         3/29/96 Date
Richard B. Curran                             Director

/s/ Hugh E. Humphrey, Jr.                     3/29/96 Date
Hugh E. Humphrey, Jr.                         Director

/s/ Richard E. Hanlon                         3/29/96 Date
Richard E. Hanlon                             Director

/s/ Thomas J. Berthel                         3/29/96 Date
Thomas J. Berthel                             Director

                                INTELLICALL, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Report of Independent Accountants........................................F-2

Consolidated Financial Statements:

   Balance Sheets ........................................................F-3

   Statements of Operations ..............................................F-5

   Statements of Stockholders' Equity ....................................F-6

   Statements of Cash Flows ..............................................F-7

   Notes to Consolidated Financial Statements.............................F-8

Financial Statement Schedules (Note A):

   Valuation and Qualifying Accounts.....................................F-24



Note A: All other schedules are omitted, since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Intellicall, Inc.



     In  our  opinion,  the  consolidated  financial  statements  listed  in the accompanying index on page F-1 present fairly, in all material respects, the financial position of Intellicall, Inc. and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years ended December 31, 1995 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion expressed above.




PRICE WATERHOUSE LLP



Dallas, Texas
February 29, 1996

INTELLICALL, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS
(in thousands)

                                                                                   December 31,

                                                                              1995              1994
                                                                              ----              ----
Current assets

     Restricted cash - Note 1..........................................    $    492            $  2,018
     Cash and cash equivalents - Note 1................................         613                 808
     Receivables:
          Trade - Note 1...............................................      23,763              27,511
          License fees - Note 7........................................       1,432               3,096
          Investment in sales-type leases - Note 8.....................       1,073               2,290
          Related party - Note 1.......................................         272                 766
                                                                           --------            --------
                                                                             26,540              33,663
          Less allowance for doubtful accounts.........................       3,260               5,120
                                                                           --------            --------
                                                                             23,280              28,543

     Inventories - Note 1..............................................      11,939              12,935
     Other current assets..............................................         587                 424
                                                                           --------            --------
          Total current assets.........................................      36,911              44,728

Fixed assets, net - Note 1.............................................       2,089               2,415
License fees receivable, net - Note 7..................................         253               1,140
Investment in sales-type leases, net - Note 8..........................          96               1,154
Receivables from related party - Note 1................................          --                  32
Notes receivable, net - Note 1.........................................       2,695               4,035
Intangible assets, net - Note 1........................................       1,018               1,108
Capitalized software costs, net - Note 1...............................       4,352               2,259
Other assets, net......................................................       1,230               1,928
                                                                           --------            --------
                                                                           $ 48,644            $ 58,799
                                                                           ========            ========

See notes to consolidated financial statements.

INTELLICALL, INC.

CONSOLIDATED BALANCE SHEETS (Continued)


LIABILITIES AND STOCKHOLDERS' EQUITY
(in thousands, except per share information)

                                                                          December 31,
                                                                          ------------

                                                                        1995        1994
                                                                        ----        ----
Current liabilities
     Accounts payable..........................................      $  6,406     $10,133
     Accrued liabilities.......................................         2,725       2,505
     Current portion of long-term debt - Note 2................        15,474         945
                                                                      -------     -------
          Total current liabilities............................        24,605      13,583

Long-term debt - Note 2........................................         8,620      25,694
Deferred revenue...............................................         1,976          --
Other liabilities..............................................           200         200
Stockholders' equity - Note 3
     Preferred stock, $.01 par; 1,000,000 shares authorized;
          none issued..........................................            --          --
     Common stock, $.01 par value; 20,000,000 shares
          authorized; 7,702,951 and 7,686,451 shares issued,
          respectively.........................................            77          77
     Additional paid-in capital................................        47,191      47,131
     Less common stock in treasury, at cost;
          24,908 shares........................................          (258)       (258)
     Accumulated deficit.......................................       (33,767)    (27,628)
                                                                      -------     -------
          Total stockholders' equity...........................        13,243      19,322
                                                                      -------     -------
                                                                     $ 48,644    $ 58,799
                                                                     ========    ========





See notes to consolidated financial statements.

INTELLICALL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

                                                                       Year Ended December 31,
                                                                       -----------------------
                                                                   1995         1994         1993
                                                                   ----         ----         ----

Revenues and sales:
     Service revenues...................................        $ 54,558      $ 60,059    $ 69,187
     Equipment sales....................................          19,944        23,322      15,939
                                                                 -------      --------     -------
                                                                  74,502        83,381      85,126
                                                                 -------      --------     -------
Cost of revenues and sales:
     Service revenues...................................          45,318        49,692      54,457
     Equipment sales....................................          21,454        27,221      13,068
                                                                 -------      --------     -------
                                                                  66,772        76,913      67,525
                                                                 -------      --------     -------
     Gross profit                                                  7,730         6,468      17,601

Selling, general and administrative expenses............          (9,436)      (12,473)    (13,932)
Provision for doubtful accounts.........................            (820)       (3,517)     (1,853)
Research and development expenses.......................          (2,350)       (2,965)     (4,118)
Gain on sale of call processing assets..................              --            --       1,051
Gain on sale of call validating assets..................           1,607            --          --
                                                                 -------      --------    --------
Operating loss..........................................          (3,269)      (12,487)     (1,251)
Other income............................................             440         1,100       2,295
Interest expense........................................          (3,310)       (3,079)     (2,338)
                                                                 -------      --------     -------
Net loss................................................         $(6,139)     $(14,466)   $ (1,294)
                                                                 =======      ========    ========
Net loss per common and common
     equivalent share - Note 5..........................         $ (0.80)     $  (1.91)   $  (0.17)
                                                                 =======      ========    ========
Weighted average number of common and common
     equivalent shares outstanding......................           7,672         7,571       7,660
                                                                 =======      ========    ========


See notes to consolidated financial statements.

INTELLICALL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)




                                                          Additional
                                         Common Stock      Paid-in   Treasury Stock   (Accumulated
                                      Shares     Amount    Capital     Shares      Cost     Deficit)    Total
                                      ------     ------    -------     ------      ----     --------    -----
Balances at December 31, 1992           6,717      $ 67    $46,219                        $(11,868)   $34,418
    Exercise of stock options-            103         1        568        --        --          --        569
    Note 3
    Acquisitions for treasury              --        --         --       (25)    $(258)         --       (258)
    Litigation settlement                 752         8         (8)       --        --          --         --
   Net loss                                --        --         --        --        --      (1,294)    (1,294)
                                       ------     ------    ------    ------    ------      ------     ------
Balances at December 31, 1993           7,572        76     46,779       (25)     (258)    (13,162)    33,435
   Exercise of stock options -              1        --          5        --        --          --          5
   Note 3
   Exercise of warrants                    93         1         --        --        --          --          1
   Issuance of stock                       20        --        107        --        --          --        107
   Issuance of warrant - Note 2            --        --        240        --        --          --        240
   Net loss                                --        --         --        --        --     (14,466)   (14,466)
                                       ------    ------     ------    ------     ------    -------    -------
Balances at December 31, 1994           7,686        77     47,131       (25)     (258)    (27,628)    19,322
   Exercise of stock options -             17        --         60        --        --          --         60
   Note 3
   Net loss                                --        --         --        --        --      (6,139)    (6,139)
                                       ------    ------     ------    ------     ------     ------     ------
Balances at December 31, 1995           7,703     $  77    $47,191       (25)    $(258)   $(33,767)   $13,243
                                       ======    ======    =======    ======     =====    ========    =======





See notes to consolidated financial statements.

INTELLICALL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                For the 5 Years Ended December 31,
                                                                ----------------------------------
                                                                  1995         1994         1993
                                                                  ----         ----         ----
Cash flows from operating  activities:
     Net loss...............................................    $(6,139)    $(14,466)    $ 1,294)
     Adjustments to reconcile net loss to net
        cash provided by (used in) operating activities:
        Depreciation and amortization.......................      3,669        3,125       2,228
        Gain on sale of call processing assets..............         --           --      (1,051)
        Provision for doubtful accounts.....................        820        3,517       1,853
        Provision for inventory.............................      1,772        3,169         144
        Litigation settlement - Note 9......................         --           --      (2,200)
        Changes in operating assets and liabilities:
            Decrease (increase) in restricted cash..........      1,526       (2,018)         --
            Decrease (increase) in trade receivables........        761         (881)      5,565
            (Increase) decrease in inventories..............       (776)       4,034     (12,273)
            (Increase) decrease in other current assets.....       (453)          11        (193)
            Decrease in license fees receivable.............      2,551        5,911       4,826
            Decrease in investment in sales-type leases.....      2,275        2,422         564
            Decrease (increase) in related party receivable.        526         (506)        189
            Decrease in notes receivable....................      1,014          544         774
            (Decrease) increase in accounts payable ........     (3,727)      (5,327)      2,446
            Increase (decrease) in accrued liabilities......        220          409      (2,057)
            Increase in deferred revenues...................      1,976           --          --
            Decrease in other...............................       (135)      (1,146)       (312)
                                                                 -------     -------      -------
               Net cash provided by (used in) operating
                  activities................................      5,880       (1,202)       (791)

Cash flows from investing activities:
     Purchases of equipment.................................       (845)        (721)     (1,740)
     Proceeds from sale of call processing assets...........         --           --       3,625
     Capitalized software...................................     (2,550)      (2,621)         --
                                                                -------      -------      ------
               Net cash (used in) provided by investing
                    activities..............................     (3,395)      (3,342)      1,885

Cash flows from financing activities:
     Proceeds from borrowings on long-term debt.............      9,160       73,086      97,495
     Repayments on long-term debt...........................    (11,900)     (67,822)    (99,386)
     Proceeds from issuance of stock under
        stock option plans..................................         60            5         569
     Acquisition of shares..................................         --           --        (258)
                                                                -------      -------     -------
               Net cash (used in) provided by financing
                  activities................................     (2,680)       5,269      (1,580)
                                                                -------      -------     -------
Net (decrease) increase in cash and cash equivalents........       (195)         725        (486)
Cash and cash equivalents at beginning of period............        808           83         569
                                                                -------      -------     -------
Cash and cash equivalents at end of period..................    $   613      $ 2,826     $    83
                                                                =======      =======     =======

Supplemental cash flow information:
     Interest paid.........................................     $ 3,521      $ 2,362     $ 2,433
                                                                =======      =======     =======

    See notes to consolidated financial statements.

INTELLICALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------


NOTE 1 - BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

    Business: The Company provides live and automated operator services for the private pay telephone, hospitality, and inmate services industries, resale of direct dial long distance services to the private pay telephone industry, and prepaid calling services ("service revenues"). The Company designs, engineers, manufactures and sells pay telephones and retrofit kits, parts and intelligent network platforms in the United States and internationally ("equipment sales").

    Principles of Consolidation: The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year amounts to conform with current year presentation.

    Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Revenue Recognition: Revenues from sales of telephones and related products are recognized upon shipment to customers. Revenues relating to the licensing of automated operator systems are recognized upon shipment of licensed technology to licensees.

    Customers may finance their license fees over a five year period, or pay a one time fee at the onset of the license agreement. Fees which were paid at the onset of license agreements were $863,000, $748,000 and $1.3 million in 1995, 1994 and 1993, respectively. Such amounts are included in service revenues. Also included in service revenues are $199,000, $325,000 and $870,000 in 1995, 1994 and 1993, respectively, in interest income related to the five year financing of license fees.

    Call revenues are recognized at the time that calls are placed. Call revenues from customer- licensed microautomated operator systems, human operator services (prior to the contract with another operator service provider described above) and Company-owned call processing systems are recognized based on the amounts charged to billed parties for calls processed and billed by the Company. Revenues associated with customer-owned call processing systems and customers utilizing licensed microautomated operator systems who have agreed to submit call traffic to a third party billing service, instead of the Company, for processing consist of the fees charged to customers for use of the technology.

INTELLICALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

    Restricted Cash: Cash accounts serve as collateral under the Company's Series A Notes as discussed in Note 2 of the Consolidated Financial Statements and, accordingly, are restricted.

    Cash and Cash Equivalents: For purposes of the statements of cash flows, cash and cash equivalents include short-term liquid investments purchased with remaining maturities of twelve months or less.

    Software Development Costs: The Company capitalizes costs related to the development of certain software products. In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Amortization is computed on an individual product basis based on the product's estimated economic life using the straight line method, not to exceed three years.

    The amounts of software development costs capitalized for the years ended 1995 and 1994 were $2.55 million and $2.6 million, respectively. The Company recorded $745,332 and $341,000 of software amortization expense for the years ended December 31, 1995 and 1994, respectively.

    Receivables: Receivables (current and long-term) consist of amounts owed by various telephone companies for processed call traffic and amounts owed by customers relating to uncollected call traffic and equipment sales, leases and license fees. Approximately 72.0% and 66.0% of trade receivables relate to call traffic due from various telephone companies and customers as of December 31, 1995 and 1994, respectively. The Company advances cash to a majority of its customers prior to the time such cash is collected from end users, and generally bears the risk of collection and bad debt. Certain of the Company's license agreements with its customers permit the Company to recover amounts previously advanced but uncollected from end users. Such amounts previously advanced but uncollected, represent significant portions of the call traffic receivables. Equipment receivables are subject to right of offset against payments due to customers related to call revenues. The Company believes it has provided adequate reserves for potential uncollectible accounts.

    Related party receivables consist of license fee receivables, trade receivables and sales-type leases due from The Payphone Company, LTD. and Adtel Communications, Inc., of which B. Michael Adler, a director of the Company, is a director and shareholder.

    Credit Concentrations: Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of accounts receivable. The Company's customers range from individuals with small pay telephone routes to large corporations, and reflect a large customer base with much geographic diversity. The Company believes it has provided adequate reserves for potential uncollectible accounts.

INTELLICALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

    Inventories: Inventories are stated at the lower of cost or market with cost determined on a first-in, first-out method. Costs include acquisition costs of purchased components, freight costs, labor and overhead.

The components of inventories are (in thousands):
                                                                   December 31,
                                                              1995             1994
                                                              ----             ----
Raw materials.......................................       $  6,083         $  7,192
Work in process.....................................            898            1,731
Finished goods......................................          4,958            4,012
                                                            -------          -------
                                                            $11,939          $12,935
                                                            =======          =======

Inventories in 1995 has been written down to estimated net realizable value, and results of operations include a charge of $1.7 million which represents the excess of cost over market. In 1994 the Company established $2.7 million of reserves for the excess of cost over the estimated realizable value of slow moving and obsolete inventories.


    Fixed Assets: Fixed assets are recorded at cost. Depreciation expense is computed by the straight-line method over the estimated useful lives of the related assets, where the useful lives range from three to five years.

The components of fixed assets are (in thousands):
                                                                   December 31,
                                                              1995             1994
                                                              ----             ----
Office equipment....................................       $  6,098          $  6,492
Tooling and other equipment.........................          4,047             3,755
                                                            -------           -------
                                                             10,145            10,247

Less accumulated depreciation.......................         (8,056)           (7,832)
                                                            -------           -------
                                                           $  2,089          $  2,415
                                                           ========          ========

    Depreciation expense for the years ended December 31, 1995, 1994 and 1993 was $1,064,000, $1,142,000 and $1,977,000, respectively.

INTELLICALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

    Intangible Assets: Intangible assets consist primarily of the cost in excess of net assets of acquired businesses. The assets are amortized using the straight-line method over 20 years.

    Income Taxes: Income taxes are presented pursuant to Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes" ("SFAS No. 109").

    Disclosures about Fair Value of Financial Instruments: The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

          Restricted Cash and Cash equivalents. The carrying amount approximates fair value because of the short maturity of those instruments.

          Long-term debt. Based on the borrowing rates and terms of secured and subordinated loans which the Company believes are currently available, the fair value of long-term debt is $8.6 million ($25.7 million in 1994).

    Accounting for Stock-based Compensation: In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS No. 123") was issued. This statement requires the fair value of stock options and other stock-based compensation issued to employees to either be included as compensation expense in the income statement or the pro-forma effect on net income and earnings per share of such compensation expense to be disclosed in the footnotes to the Company's financial statements beginning in 1996. The Company expects to adopt SFAS No. 123 on a disclosure basis only. As such, impelmentation of SFAS No. 123 is not expected to impact the Company's consolidated balance sheet or results of operations.

INTELLICALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 2 - LONG-TERM DEBT AND LINE OF CREDIT

    The Company's debt consisted of the following (in thousands):


                                                                                     December 31,
                                                                                     ------------
                                                                              1995                  1994
                                                                              ----                  ----
Variable Rate Senior Bridge Notes Due 1996, Series A...................      $ 15,375            $ 16,000
12.5% Senior Bridge Notes Due 1996, Series B...........................            --               8,000
Series B Debt Discount.................................................            --                (195)
Convertible subordinated note, Due 2000................................         7,500                  --
Collateralized note....................................................           219               1,834
Convertible subordinated note, Due 1999................................         1,000               1,000
                                                                              -------             -------
     Total debt........................................................        24,094              26,639

Less: current portion..................................................       (15,474)               (945)
                                                                              -------             -------
     Total long-term debt..............................................      $  8,620            $ 25,694
                                                                             ========            ========


    On August 11, 1994 the Company issued its Variable Rate Senior Bridge Notes Due 1996, Series A ("Series A Notes") and 12.5% Senior Bridge Notes Due 1996, Series B ("Series B Notes") to Nomura Holding America Inc. ("Nomura"). The Company issued a warrant which entitles Nomura to purchase 551,954 shares of the Company's common stock. The notes are secured by collateral comprising substantially all the assets of the Company.

    Interest on the Series A Notes accrues monthly at a rate of prime plus 2.0% through December 31, 1995 (10.75% at December 31, 1995), and prime plus 3.0% thereafter. Interest on the Series A Note is payable quarterly. The Series A Notes may be issued from time to time provided the aggregate amount outstanding does not exceed $16.0 million. The Series B Notes were repaid in full in 1995 and may not be re-issued.

    The note agreement with Nomura requires the Company to comply with certain debt covenants. Such covenants require the Company to maintain certain financial ratios and prohibit the paying of dividends. As of December 31, 1995, Nomura waived the Company's non-compliance with certain covenants and amended various covenants covering the remaining term of the note agreement.

INTELLICALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------


    The Company is obligated to repay or refinance the Series A Notes by their maturity on August 11, 1996. Cash flow from operations in 1996 will be insufficient to repay the Series A Notes at their maturity. Therefore, management intends to pursue one or more of the following four refinancing options:

     a) obtain a loan from an asset-based lender collaterlized by the Company's assets,

     b)   sell additional subordinated debt,

     c)   sell additional equity in a private or public offering, or

     d)   sell certain operating assets of the Company.

Management believes that the Company will qualify for an asset-based loan in an amount which will depend primarily on: (i) the amount and composition of collateral to support the loan, (ii) projected cash flow from operations, (iii) historical operating results and future operating plans, and (iv) the quality of management. By repaying the Nomura Series B Notes in 1995, the Company enhanced the value of its overall collateral to a secured lender by increasing the ratio of assets to secured debt.

    On November 30, 1993 the Company sold certain lease receivables, subject to recourse under certain conditions to a third party for $3.0 million, all of which was used to reduce outstanding debt. The leases mature at various dates through 1996 and carry an interest rate of 15.0%. Due to the recourse provisions, these receivables are included in investment in sales type leases and the related collateralized note is included in long-term debt.

    On February 15, 1994 the Company issued a $1.0 million, 10.0%, convertible, subordinated note to T.J. Berthel Investments, L.P., whose ownership also controls 8.7% of the Company's outstanding common stock. Interest is payable quarterly and commenced March 31, 1994. The entire principal amount matures on March 31, 1999. The note may be converted by the holder into 160,000 shares of the Company's Common Stock at any time.

    On December 29, 1995 the Company completed the sale of $7.5 million of 8.0% convertible subordinated notes, due December 31, 2000, to Banca Del Gottardo in Lugano, Switzerland with the proceeds used to repay the Series B Notes and for working capital purposes. The notes were issued with warrants to purchase 300,000 shares of the Company's Common Stock $.01 par value (the "Common
Stock"). The notes are convertible into a minimum of 1,578,947 shares of the Company's Common Stock at the maximum conversion price and warrant exercise price per the agreement. The conversion price will be fixed on March 29, 1996 at the lowest of: (a) $4.75 per share, (b) the average of the closing prices of the Company's Common Stock during the period from March 14 to March 29, 1996, or (c) $4.20 per share which is 120% of the average of the closing prices of the Company's Common Stock during the period from December 19 to December 29, 1995.

INTELLICALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

    Aggregate maturities of long-term debt in the next five years are $15,549,000, $45,000, $0, $1,000,000, and $7,500,000.


NOTE 3 - STOCKHOLDERS' EQUITY

    Stock Option Plans: The Company maintains a Nonqualified Stock Option ("NSO") Plan, an Incentive Stock Option ("ISO") Plan and a Directors' Stock Option ("DSO") Plan (adopted in 1991). The number of shares which may be granted under the NSO and ISO Plans (as amended) and the DSO Plan may not exceed 600,000, 1,525,000, and 350,000, respectively. ISO's and NSO's are exercisable at such times and in such installments as the Organization and Compensation Committee of the Board of Directors (the "Committee") shall determine at the time of grant. In the case of ISO's and DSO's, the option price of the shares cannot be less than the fair market value of the underlying common stock at the date of the grant. In the case of NSO's, the option price is determined by the Committee and cannot be less than 85% of the fair market value of the underlying common stock. Options expire at such time as the Committee shall determine at the time of grant, but in the case of ISO's and DSO's no later than ten years from the grant date.


NSO PLAN
Stock option activity under the NSO Plan was:

                                                                Shares          Option Price
                                                                ------          ------------
Outstanding at December 31, 1992...........................    600,000        $3.63 to $7.75
Granted................................ ...................         --                    --
Canceled...................................................         --                    --
                                                               -------
Outstanding at December 31, 1993...........................    600,000        $3.63 to $7.75
Granted....................................................         --                    --
Canceled...................................................         --                    --
                                                               -------
Outstanding at December 31, 1994...........................    600,000        $3.63 to $7.75
Granted....................................................         --                    --
Canceled...................................................         --                    --
                                                               -------
Outstanding at December 31, 1995...........................    600,000        $3.63 to $7.75
                                                               =======

INTELLICALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

ISO PLAN

Stock option activity under the ISO Plan was:

                                                                Shares          Option Price
                                                                ------          ------------
Outstanding at December 31, 1992..........................     664,980        $3.13 to $7.75
Granted...................................................      65,000                 $5.38
Exercised.................................................     (45,640)       $3.63 to $7.00
Canceled..................................................     (30,000)       $3.63 to $4.38
                                                               -------
Outstanding at December 31, 1993..........................     654,340        $3.13 to $7.75
Granted...................................................     501,900       $4.50 to $11.50
Exercised.................................................      (1,250)                $4.38
Canceled..................................................    (128,675)      $3.13 to $10.00
                                                              --------
Outstanding at December 31, 1994..........................   1,026,315       $3.25 to $11.50
Granted...................................................     231,080        $3.38 to $4.50
Exercised.................................................     (16,500)       $3.25 to $4.50
Canceled..................................................     (67,575)       $4.13 to $8.00
                                                               -------
Outstanding at December 31, 1995..........................   1,173,320       $3.38 to $11.50
                                                             =========

    Options for 1,031,155 shares were exercisable at prices ranging from $3.38 to $11.50 at December 31, 1995. At December 31, 1995 and 1994, there were 115,180 and 34,685 shares, respectively, available under the ISO Plan.


EMPLOYEE STOCK PURCHASE PLAN

    On November 16, 1995, the Company adopted the Intellicall Employee Stock Purchase Plan (the "ESPP"). As of December 31, 1995 there remain authorized and available for sale to employees an aggregate of 294,033 shares of the Company's common stock. The maximum number of shares subject to each option under the ESPP is determined ont he date of grant and equals the sum of the payroll deductions authorized by each participating employee (up to 10.0% of regular pay) divided by 85.0% of the lower of the fair market value of a share of common stock on either the first or last trading day of each offering period. EAch offering period is approximately six months in duration and commences on the first trading day on or after January 1 and terminates on the last trading day ending the following June 30, or commences on the first trading day on or after July 1 and terminates

INTELLICALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

on the last trading day ending the following December 31. Under the ESPP, 5,967 shares were issued at $2.87 per share during 1995.

DSO PLAN
Stock option activity under the DSO Plan was:

                                                                Shares          Option Price
                                                                ------          ------------
Outstanding at December 31, 1993..........................     120,000        $5.75 to $6.63
Granted...................................................      20,000                 $6.63
                                                                ------
Outstanding at December 31, 1994..........................     140,000        $5.75 to $6.63
Activity..................................................          --
                                                               -------
Outstanding at December 31, 1995..........................     140,000        $5.75 to $6.63
                                                               =======

    These options expire ten years from the grant date. At December 31, 1995, 135,000 options were exercisable at a price ranging from $5.75 to $6.63. There were 160,000 shares available at December 31, 1995 and 1994, under the DSO Plan.


OTHER DIRECTORS' OPTIONS

    The Company issued to certain members of the Board of Directors options prior to the establishment of the DSO Plan.

    Stock option activity pursuant to these options was:

                                                                Shares          Option Price
                                                                ------          ------------
Outstanding at December 31, 1993..........................      82,500        $7.56 to $13.25
Canceled..................................................     (22,500)       11.00 to $13.25
                                                                ------
Outstanding at December 31, 1994..........................      60,000        $7.56 to $13.25
Activity..................................................          --
                                                               -------
Outstanding at December 31, 1995..........................      60,000        $7.56 to $13.25
                                                                ======

    These options expire ten years from the date of grant. At December 31, 1995, 60,000 options were exercisable at a price ranging from $7.56 to $13.25.

INTELLICALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------


     Common Stock: At December 31, 1995, there were 2,846,454 shares of common stock reserved for options and a warrant.

    Preferred Stock: There was no preferred stock outstanding at December 31, 1995 or 1994. Shares of preferred stock can be issued at any time upon authorization by the Board of Directors, with preferences, rights, dividends and voting powers to be determined by the Board of Directors.

    Common Stock Purchase Warrants: In July 1992, the Company issued to a senior note lender a common stock purchase warrant entitling the holder to purchase 93,023 shares of the Company's common stock, exercisable at $.01 per share. On November 14, 1994, the senior note lender exercised the warrant to purchase 93,023 shares of the Company's common stock. In connection with the August 11, 1994 refinancing discussed in Note 2, the Company issued a warrant to Nomura entitling the holder to purchase 551,954 shares of the Company's common stock, exercisable at $4.50 per share.

In connection with the December 29, 1995 subordinated debt issuance discussed in Note 2, the Company issued a Warrant to Banca Del Gottardo ("Gottardo") entitling the holder to purchase 300,000 shares of common stock. The exercise price of the Gottardo Warrants will be established on March 29, 1996 and will be the lowest of: (a) $4.75 per share, (b) the average of the closing prices of common stock during the period from March 14 to March 29, 1996, or (c) $4.20 per share which is 120% of the average of the closing prices of the common stock during the period from December 19 to December 29, 1995. At December 29, 1995 the value attributable to such warrants was not determinable and therefore the Company recorded the debt at its full value. At such time the warrant value is known, the Company will reclass such amount from long-term debt to additional paid-in capital.

    In connection with the issuance of the Notes the Company issued an additional Warrant to purchase 200,000 shares of Common stock (the "Additional Warrant"). The exercise p[rice for the Additional Warrant is the same price as for the Gottardo Warrants.

INTELLICALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 4 - INCOME TAXES

    Differences between the income tax benefit calculated using the statutory federal income tax rate and the actual income tax benefit are (in thousands):

                                                              Year Ended December 31
                                                              ----------------------
                                                          1995          1994         1993
                                                          ----          ----         ----
Income tax benefit at the statutory rate...........    $(2,087)      $(4,918)     $  (440)
Amortization of cost in excess of net assets
     of acquired businesses........................         31            31           31
Operating loss not benefitted......................      2,056         4,887          409
                                                       -------       -------      -------
Income tax benefit.................................    $    --       $    --      $    --
                                                       =======       =======      =======

    The tax effect of temporary differences that give rise to a significant portion of deferred tax assets and deferred tax liabilities consisted primarily of timing differences in the recognition of license fee revenues and related costs, provisions for doubtful accounts in excess of write-offs, warranty costs, litigation settlement, legal fees, gain or loss on sale of assets, software development and operator services costs, and excess tax depreciation.

    At December 31, 1995 the Company has net operating loss carryforwards of $35.7 million for federal income tax reporting purposes. Such carryforwards, which may provide future tax benefits, do not expire before 2007. Additionally, in conjunction with the Alternative Minimum Tax ("AMT") rules, the Company has available minimum tax credit carryforwards for tax purposes of $600,000, which may be used indefinitely to reduce regular Federal Income taxes.

    The Company received no income tax refund in 1995 or 1994. The Company received a tax refund of $985,000 in 1993.

INTELLICALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

         Significant components of the Company's deferred tax assets and deferred tax liabilities under SFAS 109 are (in thousands):

                                                              December 31,
                                                              ------------
                                                         1995              1994
                                                         ----              ----
Deferred tax assets:
     Deferred revenue..............................   $    --           $ 2,020
     Other reserves and accruals...................     2,522             1,045
     Net operating loss carryforwards..............    11,524            10,210
     Unused alternative minimum credits............       575               575
                                                       ------            ------
Total gross deferred tax assets....................    14,621            13,850


Deferred tax liabilities:
     Bad debt reserves.............................      (307)             (140)
     Deferred revenue..............................      (320)               --
     Depreciation and amortization.................    (1,263)           (2,945)
                                                       ------            ------
Total gross deferred tax liabilities..............    (1,890)            (3,085)
                                                      ------             ------

Less valuation allowance...........................   (12,731)          (10,765)
                                                      -------           -------
Net deferred tax assets............................   $    --           $    --
                                                      =======           =======



    The valuation allowance on deferred tax assets reflects the Company's uncertainty regarding realization of such assets due to recent operating loss trends.

INTELLICALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 5 - NET LOSS PER COMMON AND COMMON EQUIVALENT SHARE

    Net loss per common and common equivalent share is based on the weighted average number of common shares outstanding during 1995, 1994 and 1993. The weighted average common and common equivalent shares outstanding were 7,672,000, 7,571,000 and 7,660,000 shares for the years ended December 31, 1995, 1994 and 1993, respectively.

    Primary per share amounts have been computed by dividing net loss by the weighted average number of common and common equivalent shares outstanding during each period. Outstanding common stock options and warrants were considered a common stock equivalent for purposes of computing weighted average shares outstanding. In loss periods, common stock equivalents have been excluded from the per share calculation since they are anti-dilutive. Although the total number of common shares obtainable upon exercise of outstanding options and warrants exceeds 20% of the number of common shares outstanding at December 31, 1995, the treasury stock method was not used for purposes of computing weighted average shares outstanding since the effect was anti-dilutive.


NOTE 6 - COMMITMENTS

    The Company leases its office space and manufacturing facility under operating leases. The manufacturing facility lease contains a renewal option for an additional 60 months at the market rental rate upon expiration of the initial lease term.

    Future minimum rental commitments under noncancelable operating leases are (in thousands):

    1996..............................................................   $  780
    1997..............................................................      610
    1998..............................................................      236
    1999..............................................................       89
    2000..............................................................       73
                                                                           ----
                                                                         $1,788
                                                                         ======

    Total operating lease expense was $765,000, $1,242,000 and $1,071,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

INTELLICALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

------------------------------------------------------------------------------


NOTE 7 - LICENSE FEES RECEIVABLE

    License fees for automated operator systems are prepaid. Prior to 1994, the Company generally financed lciense fees over five years and recorded such fees upon shipment of systems at an amount discounted to reflect market rates of interest ranging from 9.75% to 11.25%. Interest income is recognized using the effective yield method.

    Information pertaining to the license fees receivable is (in thousands):

                                                                     December 31,
                                                                     ------------
                                                                  1995         1994
                                                                  ----         ----
Gross license fees receivable................................   $2,397       $5,535
Less:  Unearned income.......................................     (298)        (765)
       Allowance for doubtful accounts, non-current..........     (414)        (523)
                                                                 -----        -----
Net license fees receivable..................................    1,685        4,247
Less:  Current portion.......................................   (1,432)      (3,096)
       Current portion - related.............................       --          (11)
                                                                 -----        -----
Net license fees receivable, non-current.....................    $ 253       $1,140
                                                                 =====       ======


Scheduled future minimum license fees receivable are (in thousands):

    1996..............................................................   $1,638
    1997..............................................................      376
    1998..............................................................      215
    1999..............................................................      103
    2000..............................................................       65
                                                                          -----
                                                                         $2,397
                                                                         ======

    The decline in future minimum license fees receivable is due to the decline in the licensing of microautomated operator systems since the initial peak during 1989 and 1990, and efforts by the Company to accelerate the receipt of license payments by establishing certain incentives to prepay license fees.

INTELLICALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 8 - INVESTMENT IN SALES-TYPE LEASES

    The Company has leased equipment and related retrofit kits to its customers under various agreements with terms varying from one to five years and with interest rates ranging from 11.0% to 18.0%. Such leases are accounted for as sales-type leases. The lessees are responsible for taxes and insurance and are required to provide for general maintenance.

    Information pertaining to the Company's net investment in sales-type leases is as follows (in thousands):

                                                                    December 31,
                                                                    ------------
                                                                  1995         1994
                                                                  ----         ----
Future minimum lease payments receivable.....................  $ 1,257       $ 3,952
Less:  Unearned income.......................................      (88)         (369)
       Allowance for doubtful accounts, noncurrent...........       --           (14)
                                                                ------        ------
Net investment in sales-type leases..........................    1,169         3,569
Less:  Current portion.......................................   (1,073)        2,290)
       Current portion - related party.......................       --           (93)
       Long-term portion - related party.....................       --           (32)
                                                                ------         -----
Net investment in sales-type leases, noncurrent..............  $    96       $ 1,154
                                                                ======        ======

Scheduled future minimum lease payments receivable are (in thousands):

    1996................................................................ $  970
    1997................................................................    141
    1998................................................................     91
    1999................................................................     37
    2000................................................................     18
                                                                          -----
                                                                         $1,257
                                                                         ======

    Future minimum lease payments receivable will gradually decline over time as the weighted average lease term is approximately three years.

INTELLICALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 9 - LITIGATION AND CONTINGENCIES


    The Company is subject to various legal proceedings arising out of the conduct of its business. It is the opinion of the management of the Company that the ultimate disposition of these proceedings will not have a material adverse effect on the Company's financial condition and results of operations.

                                                          INTELLICALL, INC.
                                           SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                                           (IN THOUSANDS)

                                                             Additions
                                                   -----------------------------
                                       Balance at
                                       Beginning  Charged to Costs Charged to Other     Deductions-  Balance at End
              Description              of Period    and Expenses   Accounts - Describe   Describe      of Period
              -----------              ---------    ------------   -------------------   --------      ---------
Year Ended December 31, 1995:
    Allowance for doubtful
    accounts - receivable...........    $ 2,570    $   714          $      --           $  2,566(a)      $   718
                                        =======    =======          =========           ========         =======
    Allowance for doubtful
    accounts - license fees receivable
    non-current.....................    $   523    $   412          $      --           $    521(a)      $   414
                                        =======    =======          =========           ========         =======

    Allowance for doubtful
    accounts - investment in sales-type
    leases, non-current.............    $    14    $    --          $      --           $     14(a)      $    --
                                        =======    =======          =========           ========         =======

    Allowance for doubtful accounts
    call traffic....................    $ 2,550    $  2,530         $     231(c)        $  2,769(a)      $ 2,542
                                        =======    ========         =========           ========         =======

    Allowance for doubtful accounts
    notes - receivable..............    $ 2,683    $     --         $   1,190(f)        $  1,155(a)(c)   $ 2,718
                                        =======    ========         =========           ========         =======

Year Ended December 31, 1994:
    Allowance for doubtful
      accounts - receivable.........    $ 3,968    $   3,171        $      --           $  4,569(a)      $ 2,570
                                        =======    =========        =========            ========        =======

    Allowance for doubtful
      accounts - license fees receivable
      non-current...................    $   548    $     645        $      --           $    670(a)      $   523
                                        =======    =========        =========           ========         =======

    Allowance for doubtful
      accounts - investment in sales-type
      leases, non-current...........    $   102    $      17        $      --           $    105(a)      $    14
                                        =======    =========        =========           ========         =======

    Allowance for doubtful accounts
      call traffic..................    $ 3,688    $   3,146        $      --           $  4,284(a)      $ 2,550
                                        =======    =========        =========           ========         =======

    Allowance for doubtful accounts
      notes - receivable............    $    --    $   1,500        $   1,183(e)        $     --         $ 2,683
                                        =======    =========        =========           ========         =======

Year Ended December 31, 1993:
    Allowance for doubtful
      accounts - receivable.........    $ 9,593    $   2,561        $      --           $  8,186(a)      $ 3,968
                                        =======    =========        =========           ========         =======

    Allowance for doubtful
      accounts - license fees receivable
      non-current...................    $   434    $     179        $      --           $     65(a)      $   548
                                        =======    =========        =========           ========         =======

    Allowance for doubtful
      accounts - investment in sales-type
      leases, non-current...........    $   105    $      33        $      --           $     36(a)      $   102
                                        =======    =========        =========           ========         =======

    Allowance for doubtful accounts
      call traffic..................    $ 9,659    $   2,469        $      --           $  8,440(a)      $ 3,688(b)
                                        =======    =========        =========           ========         =======


(a) Write-off of uncollectible accounts.
(b) Amounts combined with allowance for doubtful accounts receivable for financial statement presentation.
(c) Includes $231,000 reclassified to allowance for doubtful accounts call traffic.
(d) Includes approximately $2.1 million reclassified from allowance for doubtful accounts-call traffic, $2.0 million from another liability account, $1.5 million charged to cost of sales, and $1.1 million from allowance for doubtful accounts-license fees receivable and non-current.
(e) Includes $924,000 charge to contra-asset and $259,000 charge from a liability account.
(f) Includes $1.1 million reserved directly against another asset and $89,000 of interest payments used to build reserve instead of recognizing as revenue.


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995,

                                       OR

[ ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.

Commission file number 1-0588



                                INTELLICALL, INC.
             (Exact name of registrant as specified in its charter)





                                    EXHIBITS

                                  EXHIBIT INDEX


Exhibit
Number                               Description of Exhibit


(a)3.1            Certificate of Incorporation of the Company and all
                  amendments thereto through December 31, 1992.
(c)3.2 Amendment to Certificate of Incorporation raising the authorized common stock from 10,000,000 shares to
                  50,000,000 shares.
++3.3 Amendment to Certificate of Incorporation lowering the authorized common stock from 50,000,000 shares to
                  20,000,000 shares.
(b)3.4            By-laws of the Company, as amended.
(a)4.1            Specimen certificate for Common Stock of the Company.
(f)10.1           Intellicall, Inc. 1991 Stock Option Plan, as amended.
(b)10.2           Form of Incentive Stock Option Agreement.
(b)10.3           Form of Nonqualified Stock Option Agreement.
(b)10.4           Form of Director Stock Option Agreement.
(f)10.5           Form of 1995 Employee Stock Purchase Plan.
(b)10.6 Office Building Lease, dated October 31, 1991, between the Company and National Realty Advisors, Inc.
(b)10.7           ADREC Development and License Agreement, dated as August
                  2, 1990, between VCS Industries, Inc. d/b/a Voice Control Systems and the Company.
(b)10.8 Amended and Restated Patent License Agreement dated as of January 1, 1992, between the Company and MessagePhone, Inc.
(b)10.9 Registration Rights Agreement dated as of July 31, 1992, between the Company and The Prudential Insurance Company of America.
(b)10.10          Lease   Agreement,   dated  March  2,  1990,   between  Palmer
                  Enterprises, Incorporated as Landlord and the Company as Tenant.
(d)10.11 Note Purchase Agreement dated as of August 11, 1994 between Nomura Holding America Inc. and the Company.
(d)10.12 Form of Series A Note issued pursuant to Note Purchase Agreement with Nomura Holding America Inc.
(d)10.13 Form of Series B Note issued pursuant to Note Purchase Agreement with Nomura Holding America Inc.
(d)10.14 Pledge and Security Agreement dated August 11, 1994 between Nomura Holding America Inc. and the Company
(d)10.15          Intellectual Property Security Agreement dated August 11,
                  1994 between Nomura Holding America Inc. and the Company and the Subsidiaries.

Exhibit
Sequentially
Number                               Description of Exhibit


(d)10.16          Warrant dated August 11, 1994 between Nomura Holding America
                  Inc. and the Company.
(d)10.17          Amended and Restated 10% Convertible Subordinated Note Due
                  1999 dated August 11, 1994 with T.J. Berthel Investments, L.P.
(c)10.18          Registration Rights Agreement dated February 14, 1994, among between the Company and T.J. Berthel Investments, L.P.
(e)10.19          Amendment, Limited Waiver and Consent dated as of September
                  27, 1994 between Nomura Holding America, Inc. and the Company.
(e)10.20          Amendment No. 2 to Note Purchase Agreement entered into in
                  December 1994 between Nomura Holding America, Inc. and the
                  Company.
(e)10.21          Third Amendment and Limited Waiver to Note Purchase Agreement
                  entered into in February 1995 between Nomura Holding America,
                  Inc. and the Company.
(f)10.22          Fourth Amendment, Limited Waiver and Consent entered into as of March 17, 1995 by and between Nomura Holding America, Inc.
                  and the Company.
 + 10.23          Fifth Amendment to Note Purchase Agreement entered into as of
                  March 29, 1996 by and between Nomura Holding America, Inc.
                  and the Company.
(g)10.24          Note and  Warrant  Purchase,  Paying  and  Conversion/Exercise
                  Agency  Agreement  entered  into on December  22, 1995 between
                  Banca Del Gottardo and the Company.
(g)10.25          Form  of 8%  Convertible  Subordinated  Note  executed  by the
                  Company to Banca Del Gottardo dated December 22, 1995.
(g)10.26          Form of Banca Del Gottardo Warrants entered into on December
                  22, 1995 between Banca Del Gottardo and the Company.
++21.1            Subsidiaries of the Company.
++23.1            Consent of Independent Accountant.



++      Filed herewith.
(a) Incorporated by Reference from the Company's Form S-1 filed August 28, 1987, file no. 33-15723.
(b) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.
(c) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
(d) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.
(e) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
(f) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.
(g) Incorporated by reference from the Company's Current Report on Form 8-K (Date of Earliest Event Reported - December 28, 1995).