Form 10-Q
period 1996-03-31
INTELLICALL INC
filed 1996-05-15
CIK 818674

----------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

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

         Yes   X                                              No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              Outstanding at
               Class                                            May 6,1996
Common Stock $.01 par value                                     7,709,010
        -----------------------------------------------------------------

INDEX

INTELLICALL, INC.

Part I.   Financial Information

 Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets at March 31, 1996
          (Unaudited) and December 31, 1995...................................1

          Condensed  Consolidated  Statements of Operations  for each of the three month periods ended March 31, 1996 and 1995
          (Unaudited).........................................................2

          Condensed  Consolidated  Statements  of Cash Flows for each of the three month periods ended March 31, 1996 and 1995
          (Unaudited).........................................................3

          Notes to Condensed Consolidated Financial Statements................4

 Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................8

Part II.  Other Information

  Item 6. Exhibits and Reports on Form 8-K...................................10

Signatures...................................................................11

Part I.  Financial Information
     Item 1.  Financial Statements

INTELLICALL, INC.
       CONDENSED CONSOLIDATED BALANCE SHEETS
       (in thousands, except share amounts)
                                                         March 31, 1996         December 31, 1995
                                                         --------------         -----------------
                                                          (Unaudited)
ASSETS
Current assets:
      Restricted cash                                       $     10                $    492
      Cash and cash equivalents                                  348                     613
      Receivables, net                                        22,704                  23,008
      Receivables from related party                             272                     272
      Inventories                                             12,218                  11,939
      Other current assets                                     1,032                     587
                                                            --------                --------

      Total current assets                                    36,584                  36,911

Fixed assets, net                                              2,035                   2,089
License fees receivable                                          157                     253
Investment in sales-type leases                                   73                      96
Notes receivable, net                                          1,895                   2,695
Intangible assets, net                                           996                   1,018
Capitalized software costs, net                                4,472                   4,352
Other assets                                                   1,835                   1,230
                                                            --------                --------
                                                             $48,047                 $48,644
                                                             =======                 =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                      $  7,151               $   6,406
      Other liabilities                                        2,580                   2,725
      Current portion of long-term debt                       15,441                  15,474
                                                             -------                 -------

      Total current liabilities                               25,172                  24,605
Long-term debt                                                 8,524                   8,620
Deferred revenue                                               1,889                   1,976
Other liabilities                                                200                     200

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000
      shares authorized; none issued                              --                      --
  Common stock, $.01 par value; 20,000,000
      shares authorized; 7,708,918 and 7,702,951
      shares issued, respectively                                 77                      77
  Additional capital                                          47,208                  47,191
  Less common stock in treasury, at cost;
      24,908 shares                                             (258)                   (258)
  Accumulated deficit                                        (34,765)                (33,767)
                                                            --------                --------
      Total stockholders' equity                              12,262                  13,243
                                                            --------                --------
                                                            $ 48,047               $  48,644
                                                           =========               =========

See notes to condensed consolidated financial statements.

INTELLICALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)


                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                      1996              1995
                                                      ----              ----

Revenues and sales:
         Service revenues                         $  12,979          $  12,625
         Equipment sales                              4,251              7,537
                                                    -------            -------
                                                     17,230             20,162
                                                    -------            -------

Cost of revenues and sales:
         Service revenues                            11,131             10,382
         Equipment sales                              3,669              6,426
                                                    -------            -------
                                                     14,800             16,808
                                                    -------            -------

Gross profit
         Service revenues                             1,848              2,243
         Equipment sales                                582              1,111
                                                    -------            -------
                                                      2,430              3,354

Selling, general and administrative expenses          2,536              2,259
Research and development expenses                       140                465
Provision for doubtful accounts                          81                139
                                                    -------            -------

Operating income (loss)                                (327)               491

Interest income                                         101                124
Interest expense                                       (772)              (864)
                                                    -------            -------

Net loss                                          $    (998)         $    (249)
                                                  =========          =========

Net loss per common and common equivalent share   $    (.13)         $    (.03)
                                                  ---------          ---------

Weighted average number of common and common
equivalent shares outstanding                         7,684              7,662
                                                  =========          =========


See notes to condensed consolidated financial statements.

INTELLICALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                           1996              1995
                                                           ----              ----
Operating Activities:
         Net loss                                        $  (998)          $  (249)

         Adjustments  to  reconcile  net loss to
          net cash  provided by operating
          activities:
          Depreciation and amortization                      966               886
          Provision for doubtful accounts                     81               139
          Provision for inventory                             18                18

          Changes in operating assets and liabilities:
              Decrease in restricted cash                    482               633
              (Increase) in receivables                     (189)           (1,750)
              (Increase) decrease in inventories            (297)              160
              (Increase) in other current assets            (536)             (286)
              Decrease in license fee receivable             218               707
              Decrease in investment in sales type leases    353             1,338
              Decrease in related party receivable            --               265
              Decrease in notes receivable                   635               568
              Increase in accounts payable                   745                19
              (Decrease) in accrued liabilities             (145)             (926)
              (Decrease) in deferred revenues                (87)               --
              Decrease (increase) in other                  (719)              163
                                                         -------           -------

Net cash provided by operating activities                    527             1,685
Investing activities:
          Purchase of equipment                             (180)             (216)
          Capitalized software                              (500)             (700)
                                                         -------           -------

Net cash used in investing activities                       (680)             (916)

Financing activities:
          Proceeds from borrowings on long-term debt          --                13
          Principal payments on long-term debt              (129)             (758)
          Proceeds from issuance of stock under stock
               option plans                                   17                --
                                                         -------           -------

Net cash used in financing activities                       (112)             (745)

Net (decrease) increase in cash and cash equivalents        (265)               24
Cash and cash equivalents at beginning of period             613               808
                                                        --------           -------

Cash and cash equivalents at end of period              $    348          $    832
                                                        ========          ========

Supplemental cash flow information:
          Interest paid                                 $    507          $  1,419
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

The results of operations for the three months ended March 31, 1996, are not necessarily indicative of the results of operations for the full year 1996. The condensed consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

         Statement Presentation. Certain prior year amounts have been reclass-ified to conform to current year presentation.

         Software Development Costs. The Company capitalizes costs related to the development of certain software products. In accordance with Statement of Financial Accounting Standards No. 86, capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Amortization is computed on an individual product basis based on the products' estimated economic life using the straight line method, not to exceed three years.

The amounts of software development costs capitalized in the first quarter of 1996 and 1995 were $500,000 and $700,000, respectively. The Company recorded $380,000 and $156,000 of software amortization expense for the three months ended March 31, 1996 and 1995, respectively.

         Restricted Cash. Certain cash accounts serve as collateral under the Company's Series A Notes as discussed in Note 2 of the Consolidated Financial Statements and, accordingly, are shown as restricted.

         Cash and Cash Equivalents. For purposes of the statements of cash flows, cash and cash equivalents include short-term liquid investments purchased with remaining maturities of twelve months or less.

                                INTELLICALL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



         Other. The allowance for doubtful accounts was $3.3 million at March 31, 1996, and $3.3 million at December 31, 1995.

NOTE 2 - LONG-TERM DEBT AND LINE OF CREDIT

         As of March 31, 1996 and December 31, 1995, the Company's debt consisted of the following (in thousands):

                                                                     March 31,       December 31,
                                                                       1996              1995
                                                                       ----              ----
         Variable rate senior bridge notes Due 1996, Series A       $  15,375        $  15,375
         Convertible subordinated note, Due 2000                        7,500            7,500
         Collateralized note                                               90              219
         Convertible subordinated note, Due 1999                        1,000            1,000
                                                                    ---------         --------
              Total debt                                               23,965           24,094
         Less: Current portion of long-term debt                      (15,441)         (15,474)
                                                                     --------         --------
              Total long-term debt                                  $   8,524         $  8,620
                                                                    =========         ========

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

         Interest on the Series A Notes accrued monthly at a rate of prime plus 2.0% through December 31, 1995 (10.75% at December 31, 1995), and accrues at prime plus 3.0% thereafter. Interest on the Series A Notes is payable quarterly. The Series A Notes may be issued from time to time provided the aggregate amount outstanding does not exceed $16.0 million. The Series B Notes were repaid in full in 1995 and may not be re-issued.

         The note agreement with Nomura requires the Company to comply with certain debt covenants. Such covenants require the Company to maintain certain financial ratios and prohibit the paying of dividends. As of March 31, 1996, Nomura waived the Company's non-compliance with certain covenants.

    The Company is obligated to repay or refinance the Series A Notes by their maturity on August 11, 1996. Cash flow from operations in 1996 will be insufficient to repay the Series A Notes at their maturity. Therefore, management intends to pursue one or more of the following four refinancing options:

                                INTELLICALL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



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

         On February 15, 1994 the Company issued a $1.0 million, 10.0%, convertible, subordinated note to T.J. Berthel Investments, L.P., whose ownership also controls 8.9% of the Company's outstanding common stock. Interest is payable quarterly and commenced March 31, 1994. The entire principal amount matures on March 31, 1999. The note may be converted by the holder into 160,000 shares of the Company's common stock at any time.

    On December 29, 1995 the Company completed the sale of $7.5 million of 8.0% convertible subordinated notes, due December 31, 2000, to Banca Del Gottardo in Lugano, Switzerland with the proceeds used to repay the Series B Notes and for working capital purposes. The notes were issued with warrants to purchase 300,000 shares of the Company's Common Stock $.01 par value (the "Common
Stock"). The notes are convertible into a minimum of 1,578,947 shares of the Company's Common Stock at the maximum conversion price and warrant exercise price per the agreement. The conversion price, fixed on March 29, 1996 was $4.20 per share.

                                INTELLICALL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




NOTE 3 - INVENTORY

         As of March 31, 1996 and December 31, 1995, the Company's inventory consisted of the following (in thousands):

                                           March 31,         December 31,
                                             1996               1995
                                             ----               ----
         Raw materials                  $     5,447         $    6,083
         Work-in-process                      1,712                898
         Finished goods                       5,059              4,958
                                           --------           --------
              Total inventory           $    12,218         $    11,939
                                        ===========         ===========


NOTE 4 - LITIGATION

     The Company is subject to various legal proceedings arising out of the conduct of its business. It is the opinion of the management of the Company that the ultimate disposition of these proceedings will not have a material adverse effect on the Company's financial condition and results of operations.

NOTE 5 - SUBSEQUENT EVENTS

     On May 10, 1996, the Company entered into an agreement with certain investor groups to create a new long-distance re-sale and operator services company. The new company will be called ILD Communications Inc. ("ILD"). The Company transferred ownership in its wholly owned subsidiary Intellicall Operator Services, Inc. (IOS) to ILD in exchange for cash in the amount of $2,000,000, a $1,000,000 subordinated convertible note, and preferred stock representing approximately 72.5% of the voting stock of ILD. The other investor groups collectively purchased $2,000,000, or 27.5% of the voting stock of ILD, and $1,000,000 of ILD's subordinated convertible notes. ILD also has a secured loan in the amount of $2,000,000.

     The transaction required the approval of Nomura Holding America, Inc. The Company has received such approval and has agreed to reduce the maximum commitment under its Series A Notes from $16,000,000 to $14,700,000 immediately, and to further reduce the maximum commitment to $14,300,000 on July 31, 1996.

                                INTELLICALL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Liquidity and Capital Resources

     During the first quarter of 1996 the Company generated $527,000 of cash from operations and invested $180,000 in capital equipment and $500,000 in software development. Long term debt of $129,000 was repaid and the Company's available cash balances were reduced by $265,000.

     Most cash inflows resulted from collection of long term receivables (license fees, equipment leases and notes receivable) totalling $1.2 million.

     The Company anticipates that, except for the refinancing described below, its 1996 operations will be self-sustaining. In 1996, as part of its new product strategies, the Company plans to invest in capitalized software costs and in various capital expenditures at levels similar to those in 1995. Additionally, the Company intends to continue investing in new product development and marketing at levels similar to those in 1995. The Company expects that its sources and uses of working capital will generally improve throughout 1996, except for seasonal growth in call traffic receivables which generally occurs in the second and third quarters.

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

Results of Operations

         Service Revenues. The Company had service revenues of $12.9 million for the three months ended March 31, 1996, compared to $12.6 million for the three months ended March 31, 1995, an increase of approximately $354,000 or 2.8% from the three months ended March 31, 1995. The table below provides a detailed analysis of service revenues by type for the quarters ended March 31, 1996 and 1995.

                                                                First Quarter       First Quarter
                                                                   1996                 1995
                                                                   ----                 ----
         Call Traffic Revenue........................            $ 8,939             $ 9,745
         Long-distance Resale........................                824                 729
         Validation Services.........................                 83                 811
         Operator Services...........................              2,335               1,240
         Prepaid Calling Services....................                798                 100
                                                                 -------             -------
                                                                 $12,979             $12,625
                                                                 =======             =======

     The lower call traffic revenues in 1996 are attributable to a decline in the average number of phone calls made using the Company's Intelli*Star automated operator technology. The decline in average calls per phone was partially offset by an increase in the number of phones using the Company's Intelli*Star technology. Also in 1995, there was a Lone Star transaction (a transaction by which a customer makes a one time payment for a paid-up license to use the Intelli*Star technology) for $223,200 with no similar revenues in 1996. Offsetting this decline was an increase in was an increase in Operator Service revenues of $1.1 million and an increase in prepaid calling services of $698,000.

        Gross profit derived from service revenues was $1.8 million (14.2% of the related revenues) for the three months ended March 31, 1996, as compared to gross profit of $2.2 million (17.8% of the related revenues) for the three months ended March 31, 1995.

        Equipment Sales. Revenues from telephone and related sales were $4.3 million for the three months ended March 31, 1996 as compared to $7.5 million for the three months ended March 31, 1995. The decline in sales is principally attributable to lower shipments of payphones to the U.S. Private Payphone Market. The Company attributed the lower demand for its products to unusually harsh winter weather and uncertainty regarding the Telecommunications Act of 1996 enacted in February 1996, which it believes affected sales industry-wide. First quarter 1995 sales also benefited from higher international shipments to Thailand, Argentina and Sri Lanka.

        Gross profit from equipment sales was $582,000 (13.7% of related sales) for the three months ended March 31, 1996 as compared to $1.1 million (14.7% of related sales) for the three months ended March 31, 1995.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $277,000, for the three months ended March 31, 1996 from the same period ended March 31, 1995. Compensation and related expenditures accounted for $236,000 of the increase.

        Research and Development Expenses. Gross spending for research and development decreased $525,000 for the three months ended March 31, 1996, as compared to the same period in 1995. In the first quarter of 1996, the Company capitalized software development costs of $500,000 as compared to $700,000 in the first quarter of 1995. Contributing to the reduction were $372,000 of lower compensation and related expenditures and a decrease of $61,000 related to travel expenses.

        Provision for Doubtful Accounts. During the quarter ended March 31, 1996 the Company reserved $81,000 for doubtful accounts as compared to $139,000 in the same quarter in 1995.


Part II.         Other Information

Item 6.           Exhibits and Reports on Form 8-K

        (a)      Exhibits: None

        (b)      Reports on Form 8-K:  None.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             INTELLICALL, INC.


     5/15/96                               /s/ William O. Hunt
      Date                                 -------------------
                          Chairman of the Board, President and
                                       Chief Executive Officer



     5/15/96                             /s/ Michael H. Barnes
      Date                               ---------------------
                         Senior Vice President Corporate Staff
                                   and Chief Financial Officer
                                 (principal financial officer)



Date:   May 15, 1996