Form 10-Q
period 1996-06-30
INTELLICALL INC
filed 1996-08-14
CIK 818674

- -------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

         Yes   X                                                       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                Outstanding at
         Class                                                  August 12,1996
Common Stock $.01 par value                                        8,001,920
- -------------------------------------------------------------------------------

INDEX

INTELLICALL, INC.

Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets at June 30, 1996
         (Unaudited) and December 31, 1995....................................1

         Consolidated  Statement  of  Operations  for each of the three month periods ended June 30, 1996 and 1995
         (Unaudited)..........................................................2

         Consolidated Statements of Operations for each of the
         six month periods ended June 30, 1996 and 1995
         (Unaudited)..........................................................3

         Consolidated  Statements  of Cash  Flows  for  each of the six month periods ended June 30, 1996 and 1995
         (Unaudited)..........................................................4

         Notes to Consolidated Financial Statements...........................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................10

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K....................................13

Signatures...................................................................14

Part I.  Financial Information
     Item 1.  Financial Statements

INTELLICALL, INC.
       CONSOLIDATED BALANCE SHEETS (UNAUDITED)
       (in thousands, except share amounts)
                                                           June 30, 1996                 December 31, 1995
                                                           -------------                 -----------------
ASSETS
Current assets:
      Restricted cash                                       $         9                       $     492
      Cash and cash equivalents                                   2,153                             613
      Receivables, net                                           24,320                          23,008
      Receivables from related party                                272                             272
      Inventories                                                11,420                          11,939
      Other current assets                                        1,288                             587
                                                               --------                        --------

      Total current assets                                       39,462                          36,911

Fixed assets, net                                                 1,936                           2,089
License fees receivable                                              77                             253
Investment in sales-type leases                                      60                              96
Notes receivable, net                                             1,719                           2,695
Intangible assets, net                                              973                           1,018
Capitalized software costs, net                                   4,685                           4,352
Other assets                                                      1,873                           1,230
                                                               --------                        --------
                                                              $  50,785                        $ 48,644
                                                              =========                        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                        $   9,472                      $   6,406
      Other liabilities                                           2,680                          2,725
      Current portion of long-term debt                          13,475                          15,474
                                                                -------                         -------

      Total current liabilities                                  25,627                         24,605

Long-term debt                                                   10,256                          8,620
Deferred revenue                                                  1,782                          1,976
Other liabilities                                                   200                            200
Minority interest                                                    29                             --

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000
      shares authorized; none issued                                 --                             --
  Common stock, $.01 par value; 20,000,000
      shares authorized; 8,014,924 and 7,702,951
      shares issued, respectively                                    80                             77
  Additional capital                                             48,603                         47,191
  Less common stock in treasury, at cost;
      24,908 shares                                                (258)                          (258)
  Accumulated deficit                                           (35,534)                       (33,767)
                                                               --------                       --------
      Total stockholders' equity                                 12,891                         13,243
                                                               --------                       --------
                                                              $  50,785                      $  48,644
                                                              =========                      =========

See notes to consolidated financial statements.

INTELLICALL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)
                                                        Three Months Ended
                                                               June 30,
                                                       1996             1995
                                                       ----             ----
Revenues and sales:
         Service revenues                           $  19,792        $ 14,790
         Equipment sales                                3,728           4,493
                                                      -------         -------
                                                       23,520          19,283
                                                      -------         -------

Cost of revenues and sales:
         Service revenues                              17,581          12,335
         Equipment sales                                3,687           4,472
                                                     --------         -------
                                                       21,268          16,807
                                                      -------         -------

Gross profit
         Service revenues                               2,211           2,455
         Equipment sales                                   41              21
                                                    ---------         -------
                                                        2,252           2,476

Selling, general and administrative expenses            2,688           2,300
Research and development expenses                         182             592
Provision for doubtful accounts                            81             247
                                                     --------         -------
Operating loss                                           (699)           (663)

Gain on sale of assets                                    572           1,607
 income                                                   142             128
Interest expense                                         (755)           (965)

Minority interest                                         (29)             --
                                                    ---------        --------

Net (loss) income                                   $    (769)       $    107
                                                    =========        ========

Net(loss)income per common and common equivalent
     share                                          $    (.10)       $    .01
                                                    ---------        --------

Weighted average number of common and common
equivalent shares outstanding                           7,843           7,670
                                                    =========        ========


See notes to consolidated financial statements.

INTELLICALL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)
                                                               Six Months Ended
                                                                   June 30,
                                                            1996              1995
                                                            ----              ----
Revenues and sales:
         Service revenues                               $  32,771          $  27,415
         Equipment sales                                    7,979             12,030
                                                          -------            -------
                                                           40,750             39,445
                                                          -------            -------

Cost of revenues and sales:
         Service revenues                                  28,712             22,717
         Equipment sales                                    7,356             10,898
                                                          -------            -------
                                                           36,068             33,615
                                                          -------            -------

Gross profit
         Service revenues                                   4,059              4,698
         Equipment sales                                      623              1,132
                                                          -------            -------
                                                            4,682              5,830

Selling, general and administrative expenses                5,224              4,559
Research and development expenses                             322              1,057
Provision for doubtful accounts                               162                386
                                                          -------            -------

Operating loss                                             (1,026)              (172)

Gain on sale of assets                                        572              1,607
Interest income                                               242                252
Interest expense                                           (1,526)            (1,829)

Minority interest                                             (29)                --
                                                          -------            -------

Net loss                                                $  (1,767)         $    (142)
                                                        =========          =========

Net loss per common and common equivalent share         $    (.23)         $    (.02)
                                                        ---------          ---------

Weighted average number of common and common
equivalent shares outstanding                               7,720              7,666
                                                        =========          =========


See notes to consolidated financial statements.

INTELLICALL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)


                                                                     Six Months Ended
                                                                         June 30,
                                                                  1996             1995
                                                                  ----             ----
Operating Activities:
         Net loss                                              $ (1,767)       $   (142)

         Adjustments to reconcile net loss to net cash
           provided by operating activities:
           Depreciation and amortization                          1,955           1,791
           Provision for doubtful accounts                          162             386
           Provision for inventory                                   36              36
           Minority interest in income of subsidiary                 29              --

           Changes in operating assets and liabilities:
              Decrease in restricted cash                           483             798
              (Increase) in receivables                          (2,308)           (558)
              Decrease in inventories                               483              79
              (Increase) in other current assets                   (807)           (215)
              Decrease in license fee receivable                    397           1,136
              Decrease in investment in sales type leases           188           1,821
              Decrease in related party receivable                   --             367
              Decrease in notes receivable                        1,185             696
              Increase (decrease) in accounts payable             3,066            (180)
              (Decrease) in accrued liabilities                     (44)           (526)
              (Decrease) increase in deferred revenues             (194)          2,247
              (Decrease) increase in other                         (947)            386
                                                               --------        --------

Net cash provided by operating activities                     $   1,917        $  8,122






Continued on next page

INTELLICALL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - continued
(in thousands)

                                                                     Six Months Ended
                                                                         June 30,
                                                                   1996             1995
                                                                   ----             ----
Investing activities:
         Purchase of equipment                                     (324)           (510)
         Capitalized software                                    (1,100)         (1,300)
                                                               --------        --------

Net cash used in investing activities                            (1,424)         (1,810)

Financing activities:
         Proceeds from borrowings on long-term debt               2,900              13
         Issuance of warrant                                        100              --
         Principal payments on long-term debt                    (2,119)         (6,264)
         Proceeds from issuance of stock                            166              38
                                                              ---------        --------

Net cash provided by (used in)financing activities                1,047          (6,213)

Net increase in cash and cash equivalents                         1,540              99
Cash and cash equivalents at beginning of period                    613             808
                                                              ---------        --------

Cash and cash equivalents at end of period                    $   2,153        $    907
                                                              =========        ========

Supplemental cash flow information:
         Interest paid                                        $     863        $  2,193
                                                              =========        ========

Supplemental schedule of noncash investing and financing
activities:
         Conversion of long-term debt to common stock         $   1,150        $     --
                                                              =========        ========

See notes to consolidated financial statements.

                                INTELLICALL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)




NOTE 1 - CERTAIN ACCOUNTING POLICIES

         Basis of Presentation. The accompanying consolidated financial statements of Intellicall, Inc. (the "Company") have been prepared in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in annual reports on Form 10-K. In management's opinion, all adjustments necessary for a fair presentation of the results of operations for the periods shown have been made and are of a normal and recurring nature.

         The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results of operations for the full year 1996. The consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

         Statement Presentation. Certain prior year amounts have been reclass-ified to conform to the current year presentation.

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

         The amounts of software development costs capitalized in the second quarter of both 1996 and 1995 were $600,000. The Company recorded $387,000 and $156,000 of software amortization expense for the three months ended June 30, 1996 and 1995, respectively.

         For the six months ended June 30, 1996 and 1995, respectively, the Company capitalized $1.1 million and $1.3 million. The software amortization expense recorded was $767,000 and $312,000 for the six months ended June 30, 1996 and 1995.

         Restricted Cash. Certain cash accounts serve as collateral under the Company's Series A Notes as discussed in Note 2 of the Consolidated Financial Statements and, accordingly, are shown as restricted.

                                INTELLICALL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)




         Cash and Cash Equivalents. Cash and cash equivalents include short-term liquid investments purchased with remaining maturities of twelve months or less.

         Other. The allowance for doubtful accounts was $3.9 million at June 30, 1996, and $3.3 million at December 31, 1995.

NOTE 2 - LONG-TERM DEBT AND LINE OF CREDIT

         As of June 30, 1996 and December 31, 1995, the Company's debt consisted of the following (in thousands):

                                                                        June 30,        December 31,
                                                                          1996              1995
                                                                          ----              ----
Intellicall, Inc.
         Variable rate senior bridge notes due 1996, Series A         $  13,475         $  15,375
         8% Convertible subordinated notes, due 2000                      6,350             7,500
         Note collateralized by certain leases                               --               219
         Convertible subordinated note, due 1999                          1,000             1,000
                                                                       --------         ---------
                                                                         20,825            24,094
ILD Communications, Inc.
         Senior secured debt, due 1999                                    2,000                --
         Convertible subordinated notes, due 2001                         1,000                --
         Debt discount                                                      (94)               --
                                                                      ---------         ---------
                                                                          2,906                --

              Total debt                                                 23,731            24,094

         Less: Current portion of long-term debt                        (13,475)          (15,474)
                                                                      ---------         ---------
              Total long-term debt                                    $  10,256         $   8,620
                                                                      =========         =========

         On August 11, 1994 the Company issued its Variable Rate Senior Bridge Notes Due 1996, Series A ("Series A Notes") and 12.5% Senior Bridge Notes Due 1996, Series B ("Series B Notes") to Nomura Holding America Inc. ("Nomura"). The Series B Notes were repaid in full in 1995 and may not be re-issued. The Company issued a warrant which entitles Nomura to purchase 551,954 shares of the Company's common stock, $.01 par value (the "Common Stock"). The notes are secured by collateral comprising substantially all the assets of the Company.

                                INTELLICALL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)




         Interest on the Series A Notes accrued monthly at a rate of prime plus 2.0% through December 31, 1995 (10.75% at December 31, 1995), and accrued at prime plus 3.0% through August 11, 1996. Subsequent to August 11, 1996, the Series A Notes accrue interest at a rate of prime plus 5.0%. Interest on the Series A Notes is payable quarterly. The Series A Notes were schedules to mature on August 11, 1996. Nomura has extended the maturity date to September 11, 1996. The Series A Notes may be issued from time to time provided the aggregate amount outstanding does not exceed $14.03 million.

         The note agreement with Nomura requires the Company to comply with certain debt covenants. Such covenants require the Company to maintain certain financial ratios and prohibit the payment of dividends. As of June 30, 1996, Nomura waived the Company's non-compliance with certain covenants.

     The Company is obligated to repay or refinance the Series A Notes by their extended maturity on September 11, 1996. Cash flow from operations is insufficient to repay the Series A Notes at their maturity. Therefore, management is pursuing loans from asset-based lenders collateralized by the Company's assets. Through August 14, 1996, the Company has received proposals from three such lenders. The Company has not received a commitment to make a loan from any lender. Each loan is subject to lender credit committee approval, due diligence, and the completion of loan documentation.

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

         On December 29, 1995 the Company completed the sale of $7.5 million of 8.0% convertible subordinated notes, due December 31, 2000, to Banca Del Gottardo in Lugano, Switzerland with the proceeds used to repay the Series B Notes and for working capital purposes. The notes were issued with warrants to purchase 300,000 shares of the Company's Common Stock. The notes are convertible into 1,785,714 shares of the Company's Common Stock at a price of $4.20 per share. As of June 30, 1996, $1,150,000 of the Banca Del Gottardo Notes has been converted to 273,806 shares of the Company's Common Stock.

                                INTELLICALL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)




         On May 10, 1996, a majority owned subsidiary of the Company, ILD Communications, Inc. ("ILD") completed the sale of $1.0 million of 10.0% convertible subordinated notes, due May 10, 2001, to Triad-ILD Partners, L.P. and Morris Telecommunications, LLC in the amounts of $666,666.67 and $333,333.33, respectively. The notes can be converted at the rate of one (1) share of common stock of ILD for each $90.00 of principal then due the holder.

         On May 10, 1996, ILD issued Secured Promissory Notes in the aggregate principal amount of $2,000,000 with warrants to purchase an aggregate of 7,239 shares of ILD common stock at a price of $0.01 per share. Sirrom Capital Corporation purchased a note in the original amount of $1,500,000 with a warrant to purchase 5,429 shares of common stock and Reedy River Ventures Limited Partnership purchased a note in the original amount of $500,000 with a warrant to purchase 1,810 shares of common stock at a price of $0.01 per share. The notes are payable on April 31, 1999 and bear interest at 13.5% annually.

NOTE 3 - INVENTORY

         As of June 30, 1996 and December 31, 1995, the Company's inventory consisted of the following (in thousands):

                                                 June 30,         December 31,
                                                  1996                 1995
                                                  ----                 ----
              Raw materials                    $   4,960           $   6,083
              Work-in-process                      1,721                 898
              Finished goods                       4,739               4,958
                                                --------            --------
              Total inventory                  $  11,420           $  11,939
                                               =========           =========

NOTE 4 - LITIGATION

              The Company is subject to various legal proceedings arising out of the conduct of its business. It is the opinion of the management of the Company that the ultimate disposition of these proceedings will not have a material adverse effect on the Company's financial condition and results of operations.

NOTE 5 - CREATION OF ILD COMMUNICATIONS, INC.

              On May 10, 1996, the Company entered into an agreement with certain investor groups to create ILD, a new long-distance re-sale and operator services company. The Company transferred ownership in its wholly owned subsidiary, Intellicall Operator Services, Inc. ("IOS"), to ILD in exchange for cash in the amount of $2,000,000, a $1,000,000 subordinated convertible note, and preferred and common stock representing approximately 72.5% of the voting stock of ILD. The other investor groups collectively purchased $2,000,000, or 27.5% of the voting stock of ILD, and $1,000,000 of ILD's subordinated convertible notes. ILD also has a secured loan in the amount of $2,000,000. The Company recorded a $572,000 gain from the transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Creation of ILD Communications, Inc.

         See Note 2 and Note 5 to the financial statements.

Financial Condition

Liquidity and Capital Resources

         During the first half of 1996 the Company generated $1,917,000 of cash from operations and invested $324,000 in capital equipment and $1,100,000 in software development. The Company repaid long term debt to Nomura of $1,900,000 and $219,000 to Norwest. In connection with the creation of ILD Communications, ILD received $2 million for 27.5% of its common stock, borrowed $2,000,000 from a secured lender, and issued notes totaling $1,000,000 to the 27.5% shareholders of ILD. Cash accounts for the Company and ILD are segregated and neither company may use the other's cash balances for any purposes.

         The Company's future liquidity will depend on working capital turnover, spending levels, the volume and timing of equipment sales and product gross margins. There can be no assurance that the Company's efforts to maintain or enhance liquidity will be successful, and, under certain circumstances, the Company may be required to limit its operations, dispose of certain assets, consider the sale of additional equity, or take other actions as considered necessary.

         The Company's Series A Notes were scheduled to mature on August 11, 1996. Nomura has amended its agreement and extended the maturity to September 11, 1996. Cash flow from operations will be insufficient to repay the Series A Notes at their new scheduled maturity. Therefore, management is pursuing loans from asset-based lenders collateralized by the Company's assets. Through August 14, 1996, the Company has received proposals from three such lenders. The Company has not received a commitment to make a loan from any lender. Each loan is subject to lender credit committee approval, due diligence, and the completion of loan documentation.

         Management believes that the Company will qualify for an asset-based loan in an amount which will depend primarily on: (i) the amount and composition of collateral to support the loan, (ii) projected cash flow from operations,
(iii) historical operating results and future operating plans, and (iv) the quality of management. There can be no assurance that the Company will successfully refinance the Series A Notes or that Nomura will grant further extensions of the maturity date should the Company be unsuccessful with such refinancing.

Results of Operations

Service Revenues. Service revenues were $19.8 million for the second quarter ended June 30, 1996 compared to $14.8 million for the second quarter in 1995. For the six month period ended June 30, 1996, revenues were $32.8 million compared to $27.4 million for the six months ended June 30, 1995. The table below provides a detailed analysis of service revenues by type for the three and six month periods ended June 30, 1996 and 1995.

                                          Three Months Ended                              Six Months Ended

                                  June 30, 1996           June 30, 1995          June 30, 1996         June 30, 1995
                                  -------------           -------------          -------------         -------------
Call Traffic Revenue                   $10,885                 $10,930                $19,824               $20,675

Long-distance Resale                     1,304                     918                  2,128                 1,647

Validation Services                         92                   1,092                    175                 1,903

Operator Services                        6,536                   1,680                  8,871                 2,920

Prepaid Calling Services                   975                     170                  1,773                   270
                                      --------                --------               --------             ---------

  Total Service Revenues               $19,792                 $14,790                $32,771               $27,415
                                       =======                 =======                =======               =======


         Call traffic revenue for the three and six months ended June 30, 1996 was virtually unchanged from comparable periods for 1995. Revenues results mask an increase in the number of installations generating call traffic, offset by a decline in the average number of telephone calls per location. During most of 1996, the Company's marketing efforts to increase call traffic have kept pace with the increased incidence of dial-around.

         Prepaid calling revenues increased $805,000 and $1,503,000 for the three and six months ended June 30, 1996 compared to the same periods in 1995. Revenue increases for both periods were due to additional sales of prepaid cards in retail environments, principally direct sales by grocery store and convenience store chains.

         Revenues from long-distance resale were $386,000 and $481,000 higher for the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995. The increase is due to a greater number of customers purchasing long-distance services from the Company.

         Lower validation services compared to 1995 resulted from the sale of the Company's call validating assets in June of 1995. The comparative revenue loss is $1,000,000 for the second quarter and $1,728,000 for the six months ended June 30, 1996.

         The principal change in revenues occurred in the Company's operator services business. Operator service revenues increased approximately $4.9 million in the second quarter of 1996 compared to the second quarter of 1995. For the first six months of 1996 operator service revenues increased $5.9 million compared to the same period in 1995. The higher revenues are primarily the result of the addition of a new customer in April of 1996 (resulting in $2.4 million of additional revenue) and an amended contract with the Company's third party operator service provider compared to prior periods.

         On April 1, 1996 the Company entered into a new operating arrangement with its third party operator service provider. The new agreement gives the Company greater control of its customer base, and contractually changes the methods by which the Company receives payment for call traffic and pays for services rendered. Historically, the Company recorded revenue net of amounts withheld by the service provider as the operating contract provided for the Company receiving a commission on call traffic. Based on the terms of the new contract, beginning April 1, 1996 the Company began recording operator services call traffic at its gross amount, and recording the costs for services provided as cost of sales. The Company believes the new contractual arrangements warrant the gross presentation of revenues. The effect of the change on both the second quarter and six month period was to increase reported revenue approximately $1.3 million.

         Gross profit derived from service revenues was $2.2 million or 11.2% and $4.1 million or 12.4% for the three and six months ended June 30, 1996 as compared to gross profit of $2.5 million or 16.6% and $4.7 million or 17.1% for the three and six months ended June 30, 1995. The change described in the foregoing paragraph accounts for the decreased gross margin percentage.

         Equipment Sales. The Company's equipment sales were $3.7 million and $8.0 million for the three and six months ended June 30, 1996 compared to $4.5 million and $12.0 million for the three and six months ended June 30, 1995. The declines in sales in 1996 are principally attributable to reduced demand for the Company's products from the U.S. private payphone market. Such reduced demand appears to be a result of industry consolidation and uncertainty surrounding implementation of the 1996 Telecommunications Act (the "Act"). In November 1996, the Federal Communications Commission is expected to issue its regulations which will permit implementation of the Act. The Company believes that the Act, when implemented, will benefit the private pay telephone industry.

         Gross profit from equipment sales was $41,000 (1.1% of related sales) and $623,000 (7.8% of related sales) for the three and six months ended June 30, 1996 as compared to $21,000 (0.5% of related sales) and $1,132,000 (9.4% of related sales) for the three and six months ended June 30, 1995. Although equipment sales volume declined in the 1996 periods, reduced product costs and an improved sales mix mitigated the effect of lower volume on gross margins.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $388,000 and $665,000 for the three and six months ended June 30, 1996 compared to the same time periods in 1995. These increases and similar decreases in research and development expenses resulted from a reorganization of the Company's engineering department early in 1996. In the reorganization, employees who were formerly and principally engaged in new product development were reassigned to application engineering and customer support functions, for which reason their associated costs have been classified as selling expenses. The effect of this change was to increase selling expense and to correspondingly decrease research and development expense by $373,000 and $773,000 for the three and six month periods ended June 30, 1996 in comparison to amounts that would have been reported had this change not occurred.

         Research and Development Expenses. Gross spending for research and development decreased $410,000 and $935,000 for the three and six months ended June 30, 1996 as compared to the same period in 1995. In the first two quarters of 1996, the Company capitalized software development costs of $1.1 million as compared to $1.3 million in the first two quarters of 1995. Contributing to the reductions in gross research and development spending were (i) the reorganization described in the preceding paragraph, and (ii) reduced travel and prototype development costs.

         Provision for Doubtful Accounts. During the quarter ended June 30, 1996 the Company provided $81,000 for collection losses as compared to $247,000 in the same quarter in 1995. For the six months ended June 30, 1996 the provision for collection losses declined from $386,000 in 1995 to $162,000 in 1996.

Part II. Other Information

Item 6.   Exhibits and Reports on Form 8-K

         (a)      Exhibits: None

         (b)  Reports on Form 8-K:  None.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                INTELLICALL, INC.



      08/14/96                  /s/ William O. Hunt
       Date                     Chairman of the Board, President and
                                Chief Executive Officer



      08/14/96                  /s/ Michael H. Barnes
        Date                    Senior Vice President Corporate Staff
                                and Chief Financial Officer
                                (principal financial officer)



Date:   August 14, 1996