Form 10-Q
period 1996-09-30
INTELLICALL INC
filed 1996-11-14
CIK 818674

------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)

                            2155 Chenault, Suite 410
                              Carrollton, TX 75006
                    (Address of principal executive offices)

                                 (972) 416-0022
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X                                                 No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                             Outstanding at
          Class                                              November 7,1996
Common Stock $.01 par value                                     8,611,443
------------------------------------------------------------------------------

INDEX

INTELLICALL, INC.

Part I.   Financial Information

 Item 1.  Financial Statements

          Consolidated Balance Sheets at September 30, 1996
          (Unaudited) and December 31, 1995..................................1

          Consolidated  Statements of  Operations  for each of the three month periods ended September 30, 1996 and 1995
          (Unaudited)........................................................2

          Consolidated  Statements  of  Operations  for each of the nine month periods ended September 30, 1996 and 1995
          (Unaudited)........................................................3

          Consolidated  Statements  of Cash  Flows  for each of the nine month periods ended September 30, 1996 and 1995
          (Unaudited)........................................................4

          Notes to Consolidated Financial Statements.........................6

 Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................10

Part II.  Other Information

 Item 6.  Exhibits and Reports on Form 8-K..................................13


Signatures..................................................................14

Part I.  Financial Information
     Item 1.  Financial Statements

INTELLICALL, INC.
       CONSOLIDATED BALANCE SHEETS (UNAUDITED)
       (in thousands, except share information)

                                                          September 30, 1996            December 31, 1995
                                                          -----------------            -----------------

ASSETS
Current assets:
      Restricted cash                                          $        11                    $     492
      Cash and cash equivalents                                      2,001                          613
      Receivables, net                                              23,987                       23,008
      Receivables from related party                                   272                          272
      Inventories                                                    8,210                       11,939
      Other current assets                                           1,363                          587
                                                                  --------                     --------

      Total current assets                                          35,844                       36,911

Fixed assets, net                                                    1,942                        2,089
License fees receivable                                                 --                          253
Investment in sales-type leases                                         --                           96
Notes receivable, net                                                1,589                        2,695
Intangible assets, net                                                 951                        1,018
Capitalized software costs, net                                      4,848                        4,352
Other assets                                                         1,727                        1,230
                                                                  --------                     --------
                                                                 $  46,901                     $ 48,644
                                                                 =========                     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                           $   9,533                    $   6,406
      Other liabilities                                              2,245                        2,725
      Current portion of long-term debt                             12,675                       15,474
                                                                   -------                      -------

      Total current liabilities                                     24,453                       24,605

Long-term debt                                                      10,214                        8,620
Deferred revenue                                                     1,597                        1,976
Other liabilities                                                      200                          200
Minority interest                                                       99                           --

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000
      shares authorized; none issued                                    --                           --
  Common stock, $.01 par value; 20,000,000
      shares authorized; 8,126,828 and 7,702,951
      shares issued, respectively                                       81                           77
  Additional capital                                                48,864                       47,191
  Less common stock in treasury, at cost;
      24,908 shares                                                   (258)                        (258)
  Accumulated deficit                                              (38,349)                     (33,767)
                                                                  --------                     --------
      Total stockholders' equity                                    10,338                       13,243
                                                                  --------                     --------
                                                                 $  46,901                    $  48,644
                                                                 =========                    =========

See notes to consolidated financial statements.

INTELLICALL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

                                                      Three Months Ended
                                                         September 30,
                                                  1996                  1995
                                                  ----                  ----
Revenues and Sales:
         Service revenues                     $  23,373               $ 15,126
         Equipment sales                          2,899                  4,105
                                              ---------              ---------
                                                 26,272                 19,231

Cost of revenues and sales:
         Service revenues                        20,898                 12,553
         Equipment sales                          5,956                  4,518
                                              ---------              ---------
                                                 26,854                 17,071

Gross profit
         Service revenues                         2,475                  2,573
         Equipment sales                         (3,057)                  (413)
                                              ---------              ---------
                                                   (582)                 2,160

Selling, general and administrative expenses      2,832                  2,407
Research and development expenses                   151                    793
Provision for doubtful accounts                      80                    196
                                             ----------              ---------
                                                  3,063                  3,396


Operating loss                                   (3,645)                (1,236)

Interest income                                     365                    112
Interest expense                                   (768)                  (734)

Minority interest                                   (70)                    --
                                              ---------              ---------
Loss before income taxes                         (4,118)                (1,858)
Income tax refund                                 1,303                     --
                                              ---------              ---------

Net loss                                      $  (2,815)             $  (1,858)
                                              =========              =========

Net loss per share                            $    (.35)             $    (.24)
                                              =========              =========

Weighted average number of common and common
equivalent shares outstanding                     8,102                  7,677
                                              =========             ==========


See notes to consolidated financial statements.

INTELLICALL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)


                                                      Nine Months Ended
                                                        September 30,
                                                  1996                 1995
                                                  ----                 ----
Revenues and Sales:
         Service revenues                      $ 56,144             $ 42,541
         Equipment sales                         10,878               16,135
                                               --------             --------
                                                 67,022               58,676

Cost of revenues and sales:
         Service revenues                        49,610               35,270
         Equipment sales                         13,312               15,416
                                               --------             --------
                                                 62,922               50,686

Gross profit
         Service revenues                         6,534                7,271
         Equipment sales                         (2,434)                 719
                                               --------             --------
                                                  4,100                7,990

Selling, general and administrative expenses      8,056                6,966
Research and development expenses                   473                1,850
Provision for doubtful accounts                     242                  582
                                               --------             --------
                                                  8,771                9,398


Operating loss                                   (4,671)              (1,408)

Gain on sale of assets                              572                1,607
Interest income                                     607                  364
Interest expense                                 (2,294)              (2,563)

Minority interest                                   (99)                 --
                                               --------            --------
Loss before income taxes                         (5,885)             (2,000)
Income tax refund                                 1,303                  --
                                               --------            --------

Net loss                                      $  (4,582)           $ (2,000)
                                              =========            ========

Net loss per share                            $    (.58)           $   (.26)
                                              ---------            --------

Weighted average number of common and common
equivalent shares outstanding                    7,877                7,669
                                              ========             ========


See notes to consolidated financial statements.

INTELLICALL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)




                                                                              Nine Months Ended
                                                                                September 30,
                                                                           1996               1995
                                                                           ----               ----
Operating Activities:
    Net loss                                                           $ (4,582)         $ (2,000)

    Adjustments  to  reconcile  net loss to net cash
      provided by operating activities:
      Depreciation and amortization                                       2,865             2,837
      Provision for doubtful accounts                                       242               582
      Provision for inventory                                             2,754                54
      Minority interest in income of subsidiary                              99                --

      Changes in operating assets and liabilities:
         Decrease (increase) in restricted cash                             481              (764)
         (Increase) in receivables                                       (2,687)             (156)
         Decrease (increase) in inventories                                 975              (945)
         (Increase) in other current assets                                (900)             (226)
         Decrease in license fee receivable                                 584             1,974
         Decrease in investment in sales type leases                        498             1,897
         Decrease in related party receivable                                --               526
         Decrease in notes receivable                                     1,425               829
         Increase in accounts payable                                     3,126               479
         (Decrease) in accrued liabilities                                 (480)              (26)
         (Decrease) increase in deferred revenues                          (379)            2,136
         (Decrease) increase in other                                      (890)              306
                                                                       --------          --------

Net cash provided by operating activities                              $  3,131          $  7,503






Continued on next page

INTELLICALL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - continued
(in thousands)



                                                                             Nine Months Ended
                                                                               September 30,
                                                                          1996               1995
                                                                          ----               ----
Investing activities:
         Purchase of equipment                                             (554)              (798)
         Capitalized software                                            (1,650)            (1,850)
                                                                       --------            -------

Net cash used in investing activities                                    (2,204)            (2,648)

Financing activities:
         Proceeds from borrowings on long-term debt                       3,400              1,660
         Issuance of warrant                                                100                 --
         Principal payments on long-term debt                            (3,417)            (6,600)
         Proceeds from issuance of stock                                    378                 60
                                                                       --------            -------

Net cash provided by (used in) financing activities                         461             (4,880)

Net increase (decrease) in cash and cash equivalents                      1,388                (25)
Cash and cash equivalents at beginning of period                            613                808
                                                                       --------            -------

Cash and cash equivalents at end of period                             $  2,001            $   783
                                                                       ========            =======

Supplemental cash flow information:
         Interest paid                                                 $  1,691            $ 2,277
                                                                       ========            =======

Supplemental schedule of noncash investing and financing activities:
         Conversion of long-term debt to common stock                  $  1,200            $   --
                                                                       ========            ======




See notes to consolidated financial statements.

                                INTELLICALL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


0

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

     The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results of operations for the full year 1996. The consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     Statement Presentation. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

     The amounts of software development costs capitalized in the third quarter of both 1996 and 1995 were $550,000. The Company recorded $388,000 and $217,000 of software amortization expense for the three months ended September 30, 1996 and 1995, respectively.

     For the nine months ended September 30, 1996 and 1995, respectively, the Company capitalized $1,650,000 and $1,850,000. The software amortization expense recorded was $1,154,000 and $529,000 for the nine months ended September 30, 1996 and 1995, respectively.

     Restricted Cash. Certain cash accounts serve as collateral under the Company's Series A Notes as discussed in Note 2 to the Consolidated Financial Statements and, accordingly, are shown as restricted.

     Cash and Cash Equivalents. Cash and cash equivalents include short-term liquid investments purchased with remaining maturities of twelve months or less.

     Other. The allowance for doubtful accounts was $3.8 million at September 30, 1996, and $3.3 million at December 31, 1995.

                                INTELLICALL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 2 - LONG-TERM DEBT AND LINE OF CREDIT

     As of September 30, 1996 and December 31, 1995, the Company's debt consisted of the following (in thousands):

                                                                               September 30,         December 31,
                                                                                   1996                  1995
                                                                                   ----                  ----
Intellicall, Inc.
         Variable rate senior bridge notes due 1996, Series A                   $  12,675              $  15,375
         8% Convertible subordinated notes, due 2000                                6,300                  7,500
         Note collateralized by certain leases                                         --                    219
         Convertible subordinated note, due 1999                                    1,000                  1,000
                                                                                 --------               --------
                                                                                   19,975                 24,094
ILD Communications, Inc.
         Senior secured debt, due 1999                                              2,000                     --
         Convertible subordinated notes, due 2001                                   1,000                     --
         Debt discount                                                                (86)                    --
                                                                                 --------               --------
                                                                                    2,914                     --

              Total debt                                                           22,889                 24,094

         Less: Current portion of long-term debt                                  (12,675)               (15,474)
                                                                                 --------               --------
              Total long-term debt                                               $ 10,214               $  8,620
                                                                                 ========               ========

     On August 11, 1994 the Company issued its Variable Rate Senior Bridge Notes Due 1996, Series A ("Series A Notes") and 12.5% Senior Bridge Notes Due 1996, Series B ("Series B Notes") to Nomura Holding America Inc. ("Nomura"). The Series B Notes were repaid in full in 1995 and may not be re-issued. The Company issued a warrant which entitles Nomura to purchase 551,954 shares of the Company's common stock, $.01 par value at $3.50 per share (the "Common Stock"). The notes are secured by collateral comprising substantially all the assets of the Company.

     Interest on the Series A Notes accrued monthly at a rate of prime plus 2.0% through December 31, 1995 (10.75% at December 31, 1995), and accrued at prime plus 3.0% through August 11, 1996. Subsequent to August 11, 1996, the Series A Notes accrue interest at a rate of prime plus 5.0%. The Series A Notes were scheduled to mature on August 11, 1996. Nomura has extended the maturity date to December 11, 1996. Interest on the Series A Notes is payable quarterly. The Series A Notes may be issued from time to time provided the aggregate amount outstanding does not exceed $12.73 million.

     The note agreement with Nomura requires the Company to comply with certain debt covenants. Such covenants require the Company to maintain certain financial ratios and prohibit the payment of dividends. As of September 30, 1996, Nomura waived the Company's non-compliance with certain covenants.

                                INTELLICALL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





     The Company is obligated to repay or refinance the Series A Notes by their extended maturity on December 11, 1996. Management is currently completing a loan from an asset-based lender collateralized by certain of the Company's assets. As of the date of this report, documentation is in preparation for a loan and security agreement and revolving credit note with a total commitment of up to $12.0 million. Availability under the revolving credit note will be limited to a formula amount based generally upon the level of the Company's eligible accounts receivable and inventory. The loan and security agreement will contain provisions that prohibit the payment of dividends and require the Company to maintain minimum levels of financial ratios.

     The Company has also received a commitment from Banca del Gottardo in Lugano, Switzerland to sell $5.0 million of 8.0% convertible subordinated notes, due November 22, 2001 with the proceeds to be used to repay a portion of the Nomura Series A Notes, and for working capital purposes. The notes will be issued with warrants to purchase 200,000 shares of the Company's Common Stock. The conversion price of the notes, and the exercise price of the warrants will be fixed on December 18, 1996 at a price equivalent to the average of the closing prices of the Company's Common Stock on the New York Stock Exchange during the period from November 4 to December 18, 1996 but shall in any event not be higher than $5.00 per share.

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

     On December 29, 1995 the Company completed the sale of $7.5 million of 8.0% convertible subordinated notes, due December 31, 2000, to Banca Del Gottardo in Lugano, Switzerland with the proceeds used to repay the Series B Notes and for working capital purposes. The notes were issued with warrants to purchase 300,000 shares of the Company's Common Stock. The notes are convertible into 1,785,714 shares of the Company's Common Stock at a price of $4.20 per share. As of September 30, 1996, $1.2 million of the Banca Del Gottardo Notes were converted to 285,710 shares of the Company's Common Stock. On October 28, 1996 an additional $2.1 million of the Notes were converted into 500,000 shares of the Company's common stock and on November 7, 1996 $40,000 of the Notes were converted to 9,523 shares.

     On May 10, 1996 a majority-owned subsidiary of the Company, ILD Communications, Inc. ("ILD") completed the sale of $1.0 million of 10.0% convertible subordinated notes, due May 10, 2001, to Triad-ILD Partners, L.P. and Morris Telecommunications, LLC in the amounts of $666,666.67 and $333,333.33, respectively. The notes can be converted at the rate of one (1) share of common stock of ILD for each $90.00 of principal then due the holder.

     On May 10, 1996, ILD issued Secured Promissory Notes in the aggregate principal amount of $2.0 million with warrants to purchase an aggregate of 7,239 shares of ILD common stock at a price of $0.01 per share. Sirrom Capital
Corporation purchased a note in the original amount of $1.5 million with a warrant to purchase 5,429 shares of common stock and Reedy River Ventures Limited Partnership purchased a note in the original amount of $500,000 with a warrant to purchase 1,810 shares of common stock at a price of $0.01 per share. The notes are payable on April 31, 1999 and bear interest at 13.5% annually.

NOTE 3 - INVENTORY

     As of September 30, 1996 and December 31, 1995, the Company's inventory consisted of the following (in thousands):

                                            September 30,      December 31,
                                                1996               1995
                                                ----               ----
              Raw materials                 $   3,978           $   6,083
              Work-in-process                     800                 898
              Finished goods                    3,432               4,958
                                             --------            --------
              Total inventory               $   8,210           $  11,939
                                            =========           =========

NOTE 4 - LITIGATION

     The Company is subject to various legal proceedings arising out of the conduct of its business. It is the opinion of the management of the Company that the ultimate disposition of these proceedings will not have a material adverse effect on the Company's financial condition, cash flows, and results of operations.

NOTE 5 - CREATION OF ILD COMMUNICATIONS, INC.

     On May 10, 1996, the Company entered into an agreement with certain investor groups to create ILD, a new long-distance re-sale and operator services company. The Company transferred ownership in its wholly owned subsidiary, Intellicall Operator Services, Inc. ("IOS"), to ILD in exchange for cash in the amount of $2.0 million, a $1.0 million subordinated convertible note, and preferred and common stock representing approximately 72.5% of the voting stock of ILD. The other investor groups collectively purchased $2.0 million, or 27.5% of the voting stock of ILD, and $1.0 million of ILD's subordinated convertible notes. ILD also has a secured loan in the amount of $2.0 million. The Company recorded a $572,000 gain from the transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Creation of ILD Communications, Inc.

     See Note 2 and Note 5 to the Consolidated Financial Statements.

Financial Condition

Liquidity and Capital Resources.

     During the nine months ended September 30, 1996, the Company generated $3,131,000 of cash from operations and invested $554,000 in capital equipment and $1,650,000 in software development. The Company repaid long term debt to Nomura of $3.2 million and $219,000 to Norwest. In connection with the creation of ILD Communications, ILD received $2.0 million for 27.5% of its common stock, borrowed $2.0 million from a secured lender, and issued notes totaling $1.0 million to the 27.5% shareholders of ILD. Cash accounts of the Company and ILD are segregated and neither company may use the other's cash balances for any purposes. The Company believes that the refinancing of its long-term debt, more fully described in Note 2 and Note 6 to the Consolidated Financial Statements, combined with cash flow from operations, will enable the Company to maintain its level of operations for the foreseeable future.

Results of Operations

     Service Revenues. Service revenues were $23.4 million for the third quarter ended September 30, 1996 compared to $15.1 million for the third quarter in 1995. For the nine month period ended September 30, 1996, service revenues were $56.1 million compared to $42.5 million for the nine months ended September 30, 1995. The table below provides a detailed analysis of service revenues by type for the three and nine month periods ended September 30, 1996 and 1995.

                                            Three Months Ended                               Nine Months Ended
                             --------------------------------------------------------------------------------------------------
                                   September 30,           September 30,           September 30,            September 30,
                                       1996                    1995                     1996                    1995
                                       ----                    ----                     ----                    ----
Call Traffic Revenue                  $13,837                 $11,144                  $33,661                 $31,819

Long-distance Resale                    1,757                   1,067                    3,885                   2,714

Validation Services                       108                     582                      283                   2,485

Operator Services                       6,821                   1,925                   15,692                   4,845

Prepaid Calling Services                  850                     408                    2,623                     678
                                     --------                --------                 --------               ---------

Total Service Revenues                $23,373                 $15,126                  $56,144                 $42,541
                                      =======                 =======                  =======                 =======

     Call traffic revenue increased $2.7 million and $1.8 million for the three and nine months ended September 30, 1996 from their comparative periods in 1995. Revenues results reflect the overall increase in the number of phones generating traffic, especially in the prison sector, offset by a decline in the average number of telephone calls per phone. Also, 1996 traffic continues to be impacted by the incidence of dial-around.

     Long-distance revenues increased $690,000 and $1,171,000 for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995. The higher revenues resulted from continued growth in the number of customers buying long-distance services from the Company.

     Prepaid calling revenues were $442,000 and $1,945,000 higher for the three and nine months ended September 30, 1996 as compared to the same periods in 1995. The principal reasons for the increases for both time periods were the additional sales of prepaid cards in retail environments, such as direct sales by grocery store and convenience store chains.

     Validation service revenues for the nine months ended September 30, 1996 were $2,202,000 lower than the comparative nine months in 1995. Such decline resulted from the sale of the validation assets in June of 1995.

     Operator services revenues reflect the largest increase from the comparative three and nine month periods in 1995. Revenues increased $4,896,000 and $10,847,000, respectively for those periods. The addition of a new customer in April of 1996 resulted in additional revenue of $2,475,000 and $4,889,000 for the three and nine months ended September 30, 1996. On April 1, 1996, the Company entered into a new operating arrangement with its third party operator service provider. The new agreement gives the Company greater control of its customer base, and contractually changes the methods by which the Company receives payment for call traffic and services rendered. Historically, the Company recorded revenue net of amounts withheld by the service provider as the operating contract provided for the Company to receive a commission on call traffic. Based on the terms of the new contract, beginning in April of 1996, the Company began recording operator services call traffic at its gross amount, and recording the costs for services provided as cost of sales. The Company believes the new contractual arrangements warrant the presentation of revenues as a gross amount. The revenue effect of the change on the three and nine months ended September 30, 1996 was $1.5 million and $2.8 millon respectively.

     Gross profit from service revenues was $2.5 million or 10.6% of related sales and $6.5 million or 11.6% of related sales for the three and nine months ended September 30, 1996 as compared to $2.6 million or 17.0% of related sales and $7.3 million or 17.1% of related sales for the comparable 1995 periods. The change in the arrangement for operator services accounts described above for the decreased gross margin percentages.

     Equipment Sales. Revenues from equipment sales were $2.9 million and $10.9 million for the three and nine months ended September 30, 1996 as compared to $4.1 million and $16.1 million for the three and nine months ended September 30, 1995. The decline in sales was attributable to several factors. The Company's sales were adversely affected by unusually harsh winter weather in the first quarter and continued to be depressed by uncertainty regarding pending regulations to be issued by the Federal Communications Commission (FCC) which would affect payphone owners. Late in the third quarter, the FCC released new rules requiring increased payment by interexchange carriers to private payphone owners of dial-around compensation at the rate of approximately $40 per phone per month. These increased payment obligations begin to accrue in November 1996 with payments beginning in April 1997.

     Sales of equipment to international and Regulated Telco customers in the third quarter and nine month 1996 periods have been lower than in comparable 1995 periods due to reduced demand from a large international customer for payphones and reduced demand from the Regulated Telco segment.

     In the quarter ended September 30, 1996 and the nine months then ended, the Company recorded a negative gross profit of $3.1 million and $2.4 million, respectively. These losses are attributable in part to a $2.7 million provision for slow moving and obsolete inventories recorded in the third quarter of 1996. The Company has experienced weak demand for domestic phone products throughout 1996, and the lack of improved demand for its international and Regulated Telco products. The pattern of weak demand in the context of the Company's relatively high level of inventory, and the October 1996 introduction of a major new product will make it necessary for the Company to reduce prices of certain inventory items below their carrying value in order to sell them. Accordingly, the Company increased inventory reserves by $2.7 million, the loss that is estimated to result from such aggregate price reduction.

     In 1996, the Company's variable costs and mix of products sold contributed to an improvement in the Company's gross margins from equipment sales. However, this improvement has been offset by decreased selling prices and a decline in the volume of units sold. The reduction in volume of units sold requires the Company to allocate fixed manufacturing costs over a fewer number of units. These factors have led to an inability by the Company to achieve improvement in gross margins on equipment sales. Even so, gross margins, before the establishment of the $2.7 million inventory provision, showed only slight deterioration in the third quarter comparison. Compared with the quarter ended September 30, 1995, the Company's loss at the gross profit level had narrowed from $413,000 in 1995 on $4.1 million in equipment sales to $357,000 in 1996 on sales of $2.9 million.

     In the nine month periods before the $2.7 million provision discussed above, the Company's 1996 gross profit was $266,000 on equipment sales of $10.9 million compared with $719,000 on sales of $16.1 million for 1995. The principal factors affecting the change in gross profit for the nine month periods were, in order of significance, the decline in sales volume, change in mix of products sold and the 1996 decline in variable costs of products sold.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $309,000 and $1.1 million for the three and nine months ended September 30, 1996 compared to the same periods in 1995. Due to a reorganization of the Company's engineering department at the beginning of 1996, employees who were formally and principally engaged in new product development were reassigned to application engineering and customer support functions, giving rise to a reclassification of expenses associated with these employees. The effect of this change increases selling expense and decreases research and development expense by $476,000 and $1.2 million for the three and nine months ended September 30, 1996, respectively, as compared to the amounts that would have been reported had this reorganization of the engineering department not taken place.

     Research and Development Expenses. Gross spending for research and development decreased $642,000 and $1.4 million for the three and nine months ended September 30, 1996 as compared to the same period in 1995. During the first nine months of 1996, the Company capitalized software development costs of $1,650,000 as compared to $1,850,0900 in the first nine months of 1995. Also, spending increased in travel and prototype development.

     Provision for Doubtful Accounts. The provision for doubtful accounts was $80,000 and $242,000 for the three and nine months ended September 30, 1996 as compared to $196,000 and $582,000 for the three and nine months ended September 30, 1996.

     Income Tax Refund. In September 1996, the Company received a federal income tax refund in the amount of $1.3 million and approximately $259,000 of related interest earned on the claim. The income tax refund related to years beyond the statutory carryback period but were allowed due to special provisions of the U.S. Internal Revenue Code. Amended income tax returns were originally filed in August 1995. The Company did not record the income tax benefit and related interest income until the refund was received.

Part II.  Other Information

Item 6.    Exhibits and Reports on Form 8-K

     (a)       Exhibits: None

     (b)  Reports on Form 8-K:  None.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          INTELLICALL, INC.



                                          /s/ William O. Hunt
                                          -------------------
                                          Chairman of the Board, President and
                                          Chief Executive Officer



                                         /s/ Michael H. Barnes
                                         ---------------------
                                         Senior Vice President Corporate Staff
                                         and Chief Financial Officer
                                         (principal financial officer)



Date: November 14, 1996