Form 10-K
period 1996-12-31
INTELLICALL INC
filed 1997-04-08
CIK 818674

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
               OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

Commission file number 1-10588

                                INTELLICALL, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                75-1993841
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

2155 Chenault, Suite 410, Carrollton, Texas             75006-5023
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:     (972) 416-0022

Securities registered pursuant to Section 12(b) of the Act:

   Common Stock, $0.01 par value                New York Stock Exchange
       (Title of Class)             (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:      None

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10- K. [ X ]

           The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of March 18, 1997, computed by reference to the closing sales price of the registrant's Common Stock on the New York Stock Exchange on such date, was approximately $42,300,000

Number of shares of the registrant's Common Stock outstanding as of March 18, 1997: 9,159,848

Documents Incorporated By Reference:

     The information required by Part III of this Form 10-K Annual Report is incorporated by reference from the registrant's definitive proxy statement to be filed not later than 120 days after the end of the 1996 fiscal year.

                                     PART I



ITEM 1. BUSINESS.

I.  GENERAL

Intellicall(R), Inc. ("Intellicall" or the "Company") is a diversified telecommunications services and equipment company. The Company provides two primary services: (i) automated operator services for the private pay telephone, hospitality, and inmate services industries, and (ii) prepaid calling services. The Company also provides for resale of direct dial long distance services to the private payphone industry, and live operator services through its majority owned subsidiary, ILD Communications, Inc. ("ILD").

The Company's primary telecommunications equipment product offerings are: (i) pay telephones, network equipment, and software for the United States market which incorporate advanced technology for internally performing the functions associated with placing a pay telephone call, including the completion of automated operator assisted calls, (ii) network products and software for regulated phone companies in the United States ("Local Exchange Carriers" or "LECs"), (iii) pay telephones and network management systems compatible with international telecommunications standards, and (iv) call processing systems for hotels, inmate facilities and other multi-unit users.

The Company is a Delaware corporation with its principal executive offices located at 2155 Chenault, Suite 410, Carrollton, Texas 75006-5023. The Company's telephone number at that address is (972) 416-0022.



RECENT DEVELOPMENTS

Creation of ILD

On May 10, 1996 the Company entered into an agreement with certain investor groups to create ILD, a new long-distance resale and operator services company. Intellicall transferred ownership in its wholly-owned subsidiary, Intellicall Operator Services, Inc. ("IOS"), to ILD in exchange for cash in the amount of $2,000,000, a $1,000,000 subordinated convertible note, and preferred and common stock representing approximately 72.5% of the voting stock of ILD. The other investor groups, Morris Telecommunications, LLC and Triad-ILD Partners, L.P., collectively purchased $2,000,000, or 27.5% of the voting stock of ILD, and $1,000,000 of ILD's subordinated convertible notes. Contemporaneously with its creation, ILD issued Secured Promissory Notes in the aggregate principal amount of $2,000,000 with warrants to purchase an aggregate of 7,239 shares of ILD common stock at a price of $0.01 per share. Sirrom Capital

Corporation purchased a note in the original amount of $1,500,000 with a warrant to purchase 5,429 shares of common stock at a price of $.01 per share and Reedy River Ventures Limited Partnership purchased a note in the original principal amount of $500,000 with a warrant to purchase 1,810 shares of common stock at a price of $.01 per share.

ILD was created to strategically position the business operations of IOS for growth in the long-distance and operator services industries. The long-distance industry has been growing at a compound rate of 9% to 10% per year for over ten years. Much of this growth has occurred with lower-tier (generally companies with less than $500 million in annual revenues) "long-distance resellers." According to statistics published by the Federal Communications Commission ("FCC"), annual revenues in the reseller industry have grown from approximately $3 billion in 1984 to over $12 billion recently. Industry revenues for operator services revenues have also increased during this period.

Resellers generally compete with larger inter-exchange carriers on the basis of price, customer service, and attention to the business needs of customers. The Company believes that market conditions and the current structure of the industry provide an opportunity for ILD to pursue a business strategy of continued internal growth and acquisition of other resellers and operator service companies. This strategy may require ILD to raise additional equity and debt capital in the future which may ultimately reduce the Company's ownership portion in ILD below fifty percent (50%) on a fully diluted basis. The Company believes that such capital and funding sources are available to ILD, although no assurances can be given that it will be successful in the pursuit of its objectives.

Refinancing of Company Debt

On November 22, 1996 Intellicall entered into a Loan and Security Agreement (the "Loan Agreement") with Finova Capital Corporation ("Finova") pursuant to which Finova has agreed to loan the Company up to $12,000,000 (the "Loan") based on an available borrowing base. The Loan is evidenced by a Secured Revolving Credit Note (the "Note") payable to the order of Finova. Borrowings under the Loan bear interest at the rate of prime plus 1.75%. The interest rate may be decreased prospectively by up to 0.5% based on future profitability of the Company.
 Also the Loan has an unused line fee equal to one quarter of one percent (0.25%) per annum of the unused portion of the Total Facility and a facility fee equal to one-half of one percent (0.50%) per annum of the amount of the Total
Facility payable on the first anniversary of the Agreement and one each subsequent anniversary thereof.

The initial term of the Loan Agreement is three years at which time, unless extended, all amounts then outstanding must be repaid. The Loan Agreement contains prepayment penalties in the event it is terminated prior to expiration of its initial term. The Loan is secured by first and prior liens and security interests encumbering substantially all of the assets of the Corporation, including inventory, equipment, accounts receivable, general intangibles, trademarks and tradenames.

Also on November 22, 1996 the Company completed the sale of $5,000,000 of 8.0% convertible subordinated notes, due November 22, 2001 (the "Notes"), to Banca del Gottardo in Lugano, Switzerland. The Notes were issued at face value of $5,000,000. The Notes were issued with warrants to purchase 200,000 shares of the Company's common stock, $.01 par value (the "Common Stock") at an exercise price of $5.00 per share (the "Gottardo Warrants"). The notes are convertible into 1,000,000 shares of the Company's Common Stock at a conversion price of $5.00 per share.

In connection with the issuance of the Notes, the Company issued an additional warrant to purchase 150,000 shares of Common Stock (the "Additional Warrant"). The exercise price for the Additional Warrant is the same as for the Gottardo Warrants.

The Company used the proceeds from the Loan and Notes (net of placement fees of $509,406) to repay the remaining balance of its Series A Notes due to Nomura Holding America, Inc in the amount of $12.7 million.

Passage of Telecommunications Act of 1996

On February 8, 1996, Congress enacted the Telecommunications Act of 1996 (the "1996 Act") instituting a number of fundamental changes in the regulation of the telecommunications industry in the United States. Congress stated that its intent is to create a "pro-competitive, de-regulatory national policy framework designed to accelerate rapidly private sector deployment of advanced telecommunications and information technologies and services to all Americans by opening all telecommunications markets to competition." The 1996 Act generally is designed to open local telecommunications markets to competition and thus may increase alternatives for the use and installation of the Company's products and services. In addition, the 1996 Act requires local telephone companies to eliminate subsidies of its pay telephone services and to treat its own and independent payphones in a nondiscriminatory manner. The 1996 Act is being implemented through a number of separate proceedings before the Federal Communications Commission (the "FCC") and the courts at this time.

Prior to October 1996, the Company's customers who own private pay telephones were entitled to $6.00 per phone per month in compensation for calls made by end-users dialing access codes to reach long-distance carriers other than the one pre-subscribed to the payphone. In response to the 1996 Act, the FCC replaced this compensation program with a revised plan that increases the revenue pay telephone owners will receive from their payphones. The FCC set an interim, flat- rate compensation amount of $45.85 per month per phone for the period October 1996 to October 1997. After that, pay telephone owners are entitled to receive compensation on a per-call basis for each of these completed calls assuming appropriate methods for identifying and tracking such calls will be readily available. As of February 24, 1997 a review of this order is pending in the United States Court of Appeals for the D.C. District. The compensation obligation applies to completed access code calls (such as 10ATT or 1 800-CALLATT) and for calls to toll-free 800 numbers when such calls originate from pay telephones. The FCC also concluded that state limitations on the price of a local coin call must be eliminated, effective in October 1997. After that date, pay telephone owners will be permitted to set whatever rate they choose for local calls placed from their pay telephones.


II.  TELECOMMUNICATIONS SERVICES

Principal Service Products

Automated Operator Services. Approximately 60% of the Company's 1996 service revenues were generated by the provision of automated operator services. The predominant proportion of these revenues is generated by the Company's own proprietary automated operator technologies, Intelli*Star(R), Intelli*Max(R), and Intelli*Serv(R).

An automated operator system is a combination of hardware and software that performs, without human intervention, all of the functions necessary for completing an operator assisted telephone call (i.e., collect, calling card, and credit card calls) and a range of other pay telephone services and features. Each system performs the functions previously performed by live operators. The pay telephone, or multi-line system, provides callers with appropriate instructions in a digitized human voice for entering billing information (i.e., a calling card number, or a terminating phone number for a collect call) and completes the calls. For example, in the case of a collect call, a synthesized voice directs the caller to speak his name into the pay telephone handset and the caller's response is digitally recorded and played back when the call is answered at its destination. The called party is instructed to press "1" on his telephone, or, if the system is configured with voice recognition capability, to say "yes", if he wishes to accept the call. The automated operator system records all the appropriate call and billing information for later retrieval by the telephone owner, all without human operator assistance. Calls requiring human operator assistance, such as person-to-person calls, emergency calls and calls billed to a third party, are routed to live operators selected by the pay telephone or call processing system owner.

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

The Company provides billing and collection services to owners of pay telephones who use the Company's automated operator technology. Billing and collection is the process whereby owners of pay telephones and multi-line call processing systems receive payment for the non-coin calls processed by the Company's automated operator systems. The billing and collection process includes the accumulation of phone call billing information, editing and formatting of that data, and processing the data for billing through LECs. Call data is accumulated by both the periodic receipt of computer disks and by electronic data transmission.

Intellicall's principal automated operator technology is the Intelli*Star system which is designed to operate in pay telephones. The Company also markets two other automated operator systems, Intelli*Max and Intelli*Serv. Intelli*Max and Intelli*Serv are multi-line systems designed to operate principally in hotels and inmate facilities. The Company does not sell its automated operator system, but licenses the technology to owners of pay telephones and multi-line call processing systems through long-term license agreements.

Under its most common Intelli*Star license agreement, Intellicall owns and has the exclusive right to process the stored call and billing information and to bill and collect the related call revenues. The Company pays commissions to the owners of the pay telephones, or multi-line call processing systems under two basic billing and collection programs. These programs are the "Easy" programs and the "Unbundled" program. A description of each program is set forth below.

     "Easy" Programs. The automated operator system (i.e. the Intelli*Star equipped pay telephone or the Intelli*Max or Intelli*Serv system) records all pertinent call and billing information for all calls made from it. The information is stored in the memory of the pay telephone, or multi-line system, for retrieval by the owner, utilizing Company designed hardware and software, and a personal computer. The owner transfers the information from the system to his personal computer and stores it on a diskette. The call information is forwarded to Intellicall via the diskette, or alternatively, transmitted electronically to Intellicall. Intellicall edits the billing information, rejects certain unbillable call records, reformats the information and bills and collects the related call revenues through third-party billing agents and ultimately through the regulated telephone companies. Intellicall pays the owner a flat commission rate based on historic traffic. The owner pays no call validation or billing and collection charges but must maintain traffic levels consistent with historic activity. Intellicall assumes responsibility for uncollected call revenues under the Easy programs. These programs, known as "Easy*Star", "Easy*Max(TM)" and "Jail*Star(R)", were initially introduced in 1993.

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

As of December 31, 1996 the Company's  customers  were  operating  approximately
62,000  pay  telephones  and  other   equipment   utilizing  the   Intelli*Star,
Intelli*Max, and Intelli*Serv technology.

Live Operator Services. ILD, through its wholly owned subsidiary IOS, provides live operator services for pay telephones, hotels, and inmate facilities in competition with the regulated telephone companies and other operator service providers. IOS delivers its service through a third-party contract with another operator service provider. IOS's operator services are accessed when calls requiring operator assistance and/or alternate billing options are placed from customer locations. Such services involve the use of live operators to receive, validate, and complete the calls. The calls handled by IOS are billed according to the instructions of the caller with charges for such calls appearing on the billed party's monthly credit card statement or regulated telephone company bill.

IOS pays fees based on the call traffic processed pursuant to the third-party contract. In turn, IOS pays to owners of pay telephones and call processing systems who subscribe to its operator services a commission based upon each completed call. By programming the pay telephones and multi-line systems utilizing this service to automatically connect the caller to an IOS operator for operator assisted calls, owners of pay telephones are able to obtain revenue from operator-assisted non-coin calls.

IOS provides intrastate, interstate and international long distance services. As of January 31, 1997, IOS was certified as a provider of operator services in 34 states and provides services in four other states where certification is not now required. In addition, IOS provides interstate-only operator services in 12 states where it is not certified to provide intrastate services.

IOS has filed informational tariffs and periodic reports as required by the FCC and complies with all requirements imposed by the Telephone Operator Consumer Services Improvement Act of 1990. IOS is certified by the FCC to provide the international services it offers under a Section 214 Authority.

Prepaid Calling Services. The Company entered the prepaid telecommunications services market in the second quarter of 1994. The prepaid services market has experienced rapid growth and, according to industry sources, may already exceed $1.0 billion in annual revenues. The long term use of prepaid services is expected to be a competitive and convenient alternative to traditional away-from-home calling methods such as payment by coin, billed collect or billed to a calling card. As a result, prepaid calling cards are increasingly sold in retail environments, and used by corporations as premiums in a variety of marketing and promotional programs.

The Company's prepaid services are provided through a proprietary service delivery platform implemented with the Company's internally developed Intelligent Network Platform ("INP") technology. Calls are priced at postalized rates and unlike the operator services industry, currently carry no operator surcharges. Calls may be originated and terminated in all 50 states, Puerto Rico and the U.S. Virgin Islands. Calls may also be terminated in over 200 foreign countries. Callers access the facility by dialing an "800" number from any touch-tone telephone. Through a digitized voice, the system requests that the caller enter a personal identification number ("PIN"), and the destination telephone number before completing the call. Each PIN is allocated a certain number of minutes for placing telephone calls. The Company's system monitors the amount of time used and notifies users when their allotted time is expiring. The principal advantages to users of prepaid calling services are: (i) the lower cost of prepaid telephone calls, compared to the cost of placing calling card, credit card, or collect calls, and (ii) the ease of use.

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

Long-Distance Resale. ILD offers switched and dedicated 1+ services under a reseller agreement executed by the Company with Sprint. The Company buys such services in bulk for its own use and for resale by ILD to its customers at rates which are negotiated. The Company and ILD provide customers with periodic reporting of telephone call detail in a form that assists customers in controlling and monitoring telecommunications costs.


Sales and Marketing

All of the Company's services, except for Prepaid Calling Services, are sold primarily to customers who purchase its telecommunications equipment. Operator services and resale of long distance service are an integral part of the operation of pay telephones and multi-line call processing systems. All of the Company's sales and marketing personnel for the private pay telephone industry are trained in the operation of the ancillary services which the Company offers its customers. The Company markets itself as "The Full Service Public Communications Company," which it believes is a competitive advantage over other manufacturers of pay telephone and related equipment in the U.S. Private Payphone Industry.

The Company markets its prepaid services with a dedicated marketing team focused on retail and premium/incentive applications. Potential customers are identified and qualified through referrals from existing customers, personal contacts, trade shows and advertisements. The marketing staff provides in-depth proposals that illustrate how prospective customers can achieve their financial and marketing objectives by using the Company's services and after-sales support.

Competition

The Company competes with a large number of long-distance and operator service companies in the provision of automated and live operator services, prepaid calling and long-distance services, many of which have superior technical and financial resources than the Company. AT&T, MCI, and Sprint dominate the operator services market and long-distance industry in general. Competition in these markets is based upon price, commission programs, quality of service, customer reporting and customer service.

In recent years, AT&T has intensified an aggressive marketing campaign designed to recapture market share from its major competitors, including MCI and Sprint, and from the operator services industry, including automated and live operator services, such as those provided by the Company. The marketing campaigns include increased emphasis on brand awareness, encouraging consumers to use AT&T's proprietary calling card, which currently cannot be billed by other operator service providers, and encouraging consumers to access AT&T when using another carrier's system. This competition continues today with new "dial around" offerings such as 1-800 COLLECT, 1-800-CALLATT and the growing prepaid calling industry. Since their introduction, these factors have had a materially adverse effect on the Company's and its customers' call revenues.

The combination of the above factors reduced the number of operator assisted telephone calls which the Company could bill through its automated and live operator service products, and from which the Company derives most of its revenue and income.

The 1996 Act permits the Regional Bell Operating Companies ("RBOCs") to offer long-distance services, including the provision of operator services, outside their home telephone regions and establishes conditions upon which they would be permitted to enter this market within their regions. It is expected that in 1997 one or more of the RBOCs will request authority to enter the long-distance market within their regions.

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

The largest networks of pay telephones in the United States are operated by Local Exchange Carriers. Many of the pay telephones used in these public telecommunications networks are not equipped with advanced technology. The local telephone companies are recognizing the need to improve productivity and profitability in their pay telephone operations, and that new services are being demanded by users of public communications networks. As a result, many of these companies have recognized the need for intelligent products and are seeking technology that would enable the development of new service offerings. Many local telephone companies have begun to install intelligent payphone technology and to issue requests for information to equipment vendors for proposals to upgrade the functionality of their networks.

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

The Company's management believes that one of the first areas of development for many countries will be their public telecommunications infrastructure. Faced with enormous investment requirements and limited financial resources, the Company believes that developing countries will select telecommunications technologies and strategies that are easily deployed, cost effective, and operationally efficient. In April 1993, the Company introduced a new family of products, including pay telephones and INP's, to address this new international market.

Products

Pay Telephones. The Company designs, manufactures and markets pay telephones which incorporate advanced technology that internally performs the functions associated with placing a pay telephone call. The Company's two principal phones are the UltraTel(R) and the line- powered AstraTel 2(R). The UltraTel phone is a coin-operated, intelligent pay telephone sold in a number of housings familiar to users of pay telephones and requires electrical power at the site of installation. The AstraTel 2 is an intelligent pay telephone introduced by the Company late in 1996 and is powered by the electrical current provided by the network.

The Company's telephones operate by means of advanced microprocessor technology located within the housing. When a call is initiated, the microprocessor automatically performs a series of functions that include determining the applicable rate for the call, and determining whether the call has been answered. The Company's pay telephones communicate with a caller by voice messages digitally synthesized and stored in memory chips located in the pay telephone.

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

All programmable features of the Company's pay telephones may be altered from a remote location by means of the Company's proprietary software using a personal computer. These programmable features include the rate tables and certain management information capabilities that enable the owner to determine if the pay telephone requires service or coin collection. These management information and diagnostic capabilities eliminate unnecessary coin collection and service trips to the pay telephone location. In addition, certain enhancements may be added to the Company's pay telephones from a remote location. The Company believes that this feature reduces the risk that its pay telephones will become obsolete due to technological advances made after the pay telephones are installed and permits rapid response to regulatory changes.

The Company's pay telephones are primarily available in either a Western Electric or GTE style housing. Most models are solely coin operated, some accept coins and are also equipped with a credit card reader and some only accept credit cards. The Company also sells retrofit kits that give the Company's early models of pay telephones or competitive private pay telephones the same capability as the Company's more advanced models.

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

International and Regulated Market Products. The Company designs, manufactures and markets a family of products designed to provide advanced intelligent network features to public communications networks in the United States and internationally. These products include intelligent pay telephones and call processing, network control and business management systems designed to facilitate the deployment of intelligent public access telecommunications systems in developing countries. Alternatively, these products can be utilized by local telephone companies in the United States to upgrade the systems management capability of existing pay telephone networks.

The telephones designed for these markets each contain a single integrated circuit board. A significant advantage of these integrated circuit boards is that they contain a common architecture for products utilized in all market segments. As a result, the pay telephones can be configured for virtually any environment principally by the implementation of software changes. The telephones allow use of a variety of payment systems including U.S. and international coinage, credit cards and several types of pre-payment cards, including cards based on PINs, magnetic stripe cards and integrated circuit cards ("chip cards"). Additionally, the telephones can be operated with auxiliary power sources or power supplied by telephone lines. The products can be utilized in a wireless, including cellular, environment and can operate using solar power.

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

International and U.S. Regulated Market Sales. The Company currently employs a sales and sales support staff of six persons charged with sales to these markets.

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

Manufacturing and Assembly

The Company's products are principally assembled at the Company's manufacturing facility in McAllen, Texas. After the products are assembled at the Company's manufacturing facility, they are tested before shipment to the purchaser. Once a product is shipped to a U.S. private payphone industry customer by the Company, the Company is not responsible for ensuring that the product is properly installed, maintained or operated in accordance with applicable federal and state regulations. The Company has agreed to assist in the installation of pay telephones and network management systems with respect to certain international and regulated market customers.

The Company purchases certain components from single-source suppliers. The Company believes that alternative sources are available and that an interruption in supply would not have an enduring impact on its results of operations. As a result of market factors, suppliers of certain components used in the Company's equipment may occasionally place the Company on allocation for those parts. The Company continues working to secure alternate sources for single-source components.

Warranty, Maintenance and Service

The Company provides free repair service on all Intelli*Star boards which are properly licensed and used in UltraTel payphones. The Company provides the original purchaser of its other products a limited one-year warranty on all electronic components, and a limited 90-day warranty on all other parts and equipment. The Company offers a two year warranty on AstraTel 2 electronic components and a five year warranty to original owners of AstraTel 1 electronic components. The Company's technical support staff at its corporate offices currently provide support services over the telephone to customers who have installation or operational questions. The Company does not currently offer a maintenance agreement for its products but does provide non-warranty service. Most warranty and non-warranty service is provided by the Company at its manufacturing facility in McAllen, Texas.

The Company holds training classes for its customers on how to install, operate and maintain the Company's products.

Competition

The Company competes against other private pay telephone manufacturers, call processing system manufacturers, and software providers. The Company's principal competitors in the U.S. private payphone market are Elcotel, Inc., Technology Services Group, Inc. and Protel, Inc. (a subsidiary of Inductotherm Industries, Inc.).

The 1996 Act requires, among other things, that LEC's end all subsidies to their own pay telephone services and provide services to independent pay telephone providers on the same rates, terms and conditions as they offer to their own pay telephone services. By equalizing the basis for competition between the local telephone company and independent pay providers, the 1996 Act may create additional opportunities for existing pay telephone providers, or for new entrants, to compete with the LEC's.

Numerous entities compete with the Company in the international public communications markets, including many larger and better capitalized companies with greater experience in the marketing of products internationally. The Company has adopted a strategy of focusing its marketing efforts on countries with a low ratio of public communication lines to total population, where the greatest growth in sales of public communications equipment is projected. Many of the Company's competitors have adopted a similar strategy.

Although the Company is encountering and expects to continue to encounter intense competition, the Company believes that its products are competitive in its markets based upon equipment capabilities and quality. Since the telephone industry is subject to rapid technological change, the Company believes that it will continue to be required to develop improved or additional products and to continue to reduce the cost of existing products in the future in order to remain competitive. The Company's ability to develop additional products will depend generally in the foreseeable future on its ability to generate working capital internally.

The market for international public communications is highly competitive, and numerous competitors are larger, are better capitalized and have greater experience in marketing their products internationally. In addition, the Company's international marketing efforts are subject to the risks of doing business abroad. Consequently, there can be no assurances that the Company's efforts in international markets will be successful.


IV.  OTHER BUSINESS FACTORS

Research and Product Development

The Company's research and development programs are currently focused on developing new products and product enhancements, improving product reliability and reducing the manufacturing costs of the Company's products. For the fiscal years ended December 31, 1996, 1995, and 1994, research and development expenditures were approximately $2.8 million ($2.18 million of which were capitalized software costs), $4.9 million ($2.55 million of which were capitalized software costs), and $5.6 million ($2.6 million of which were capitalized software costs) respectively. The Company believes that new products and product enhancements will increase its market opportunities and are essential to its long-term growth. The Company's ability to fund future research and development costs will be dependent on its ability to generate cash in excess of its operating needs.

Patents, Trademarks and Licenses

Patents

The Company holds 23 United States patents and has numerous United States and foreign pending patent applications relating to the Company's Intelli*Star and other technology. These patents cover the ability to complete automated collect telephone calls, perform certain validity checks and internally store and retrieve data files from telephones, as well as many other features and structures of pay telephones. The Company considers its patents important to its business.

Prior to 1993 the Company had never granted to third parties a license to manufacture or market competing pay telephones or call processing equipment that performs the critical public telephone and automated operator functions patented by the Company. During 1993, however, certain other manufacturers began to market pay telephones and call processing equipment that perform functions the Company believes are covered by its patents. In 1994, as a result of litigation commenced by one such manufacturer seeking a declaratory judgment that their products did not infringe on the Company's products, the Company licensed certain of its patents for its store and forward technology for an initial licensing fee and various ongoing fees.

Trademarks

The Company has registered in the United States its trademarks "Intellicall," "AstraTel," "UltraTel," "Intelli*Serv," "Intelli*Max," "VICS," "Intelli-Pro," "Intelli-Pro Plus," "Jail*Star," and "Intelli*Star". The Company also owns the trademarks "Intelli*Mate," "E*Z Collect," "Relay," "Check*Mate," "Star*Message," "Turbo*Star", "Easy*Star" and "Easy*Max". The Company considers its trademarks important to its business.

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

Federal. The Communications Act of 1934 (the "1934 Act"), as amended, governs the provision of interstate services offered by the Company and its customers. The FCC has enacted rules governing the provision of interstate operator services that include, among other things, filing informational tariffs, providing notices to end-users of the identity of the service provider in the form of postings and verbal announcements, and providing rate quotes upon request of the calling party. A verbal announcement identifying the service provider also must be given to recipients of collect calls from pay telephones, and rate quotes must be provided to them upon request. Other requirements include a prohibition on blocking access to alternative telecommunications carriers via certain access codes. The FCC has declined to impose such requirements on operator services offered in connection with pay telephones in confinement facilities.

The Company issues and relies upon tariffs filed pursuant to the 1934 Act to govern its provision of interstate prepaid services. The FCC has the authority to review these tariffs and may reject or prescribe rates or terms if it concludes the Company's tariffed provisions are not just and reasonable. All of the tariffs for prepaid services filed with the FCC have gone into effect without opposition. However, the FCC recently concluded that non-dominant providers of interstate interexchange services (which include the Company) must withdraw their tariffs on file at the FCC by September 1997 and rely instead on contracts or other arrangements with their customers in the future. This decision is under review in the United States Court of Appeals for the D.C. Circuit. The court has stayed the effectiveness of the FCC's rule pending the completion of its review, which is not expected until the end of 1997 at the earliest.

The Company complies with the FCC's regulations governing the provision of operator and prepaid services to international destinations and has obtained
Section 214 authority from the FCC to provide its international services.

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

The Company's customers who own private pay telephones earn revenues from calls placed from their telephones, and at present receive compensation from end-users on a per-call basis for coin- sent-paid calls, and from long distance carriers for certain non-sent-paid calls. Prior to October 1996, such owners of private pay telephones were entitled to $6.00 per phone per month in compensation for calls made by end-users dialing access codes to reach long-distance carriers other than the one pre-subscribed to the payphone. In response to the 1996 Act, the FCC replaced this compensation program with a revised plan that substantially increases the revenue pay telephone owners will receive from their payphones. The FCC also concluded that state limitations on the price of a local coin call must be eliminated, effective in October 1997. After that date, pay telephone owners will be permitted to set whatever rate they select for local calls placed from their pay telephones.

In addition, the FCC concluded that pay telephone owners should receive compensation from interexchange carriers for certain calls originated at their pay telephones. The compensation obligation applies to completed access code calls (such as 10ATT or 1 800-CALLATT) and for calls to toll-free 800 numbers when such calls originate from their pay telephones. The FCC set an interim, flat-rate compensation amount of $45.85 per month per phone for the period October 1996 to October 1997. After that, pay telephone owners are entitled to receive compensation on a per-call basis for each of these completed calls assuming appropriate methods for identifying and tracking such calls will be readily available. As of February 24, 1997 a review of this order is pending in the United States Court of Appeals for the D.C. District. The Company does not participate in revenues derived from any of these compensation plans, and may be required to pay all or a portion of these amounts for completed calls placed at pay telephones by users of its prepaid calling cards. If the FCC's order is upheld on appeal, the financial impact, if any, of such payments on the Company's prepaid calling card business cannot be determined with specificity until the number of calls placed from pay telephones is known, the amount of compensation per call is determined by the Court of Appeals and the availability of real-time call tracking mechanisms is in place and generally available.

It is anticipated that the interconnection arrangements and regulations under which the local telephone operating companies and private pay telephone owners have provided pay telephone services will be modified next year, as the 1996 Act expressly precludes the local telephone operating companies from discriminating between their pay telephones and private pay telephones. The FCC recently ordered the local telephone companies to reclassify their pay telephone service from regulated to non-regulated status by April 15, 1997. The manner in which the local telephone companies provide pay telephone services to confinement facilities will also change, as they are now required by the FCC to offer their confinement facility pay telephones unbundled from their basic local exchange services. The Company expects these changes to benefit its private pay telephone owner customers.

The FCC has had under consideration for several years proposals that would require most interstate long distance calls initiated by dialing "0" from pay telephones to be completed using one or more predetermined long distance carriers rather than through the automated pay telephone or operator service provider to whom the private pay telephones are pre-subscribed ("Billed Party Preference"). Some proposals would also extend Billed Party Preference to most intrastate calls initiated by dialing 0 as well as 0+ calls initiated from confinement facilities. The Company, AT&T, certain other interexchange carriers, certain local exchange operating companies, and certain penal institutions, among others, are opposing this proposal. Although the Company believes it is unlikely that such a proposal will ultimately be implemented, if it were to be adopted and implemented as currently proposed, it could have an adverse impact on the Company's business.

The FCC also has under consideration three alternatives to Billed Party Preference. In the first alternative, the FCC requested comment on whether a cap or ceiling on 0+ call rates should be adopted in lieu of Billed Party Preference. The FCC indicated that the issue of rate caps for inmate phones may be considered as part of this alternative. In the second alternative, the FCC solicited comment on a proposal that operator service providers (which include the Company's customers who operate pay telephones equipped with the Intelli*Star technology) be required to disclose the exact amount that they will charge prior to each call. The FCC is considering whether to apply this rate disclosure requirement to all operator service providers or only to providers whose rates are above a specified benchmark level. The FCC's proposal was opposed by most operator service providers as unwarranted and technically infeasible. Finally, in November 1996 the Competitive Telecommunications Association proposed as an alternative that all operator service providers be required to state that rates are available on request, but not to provide an exact rate quote unless the caller specifically requests it. The Company believes that both the rate disclosure and rate availability proposals, if adopted, may require additional development to modify its Intelli*Star equipped pay telephone products, and may require the Company's pay telephone provider customers to retrofit and/or replace existing pay telephones that they have installed. The Company believes that any modifications required could be developed and incorporated into its products.

Although Billed Party Preference and its alternatives have been under consideration since 1987, the Company now believes that the FCC may issue an order addressing these proposals, at least in part, sometime during 1997. The Company cannot predict whether the FCC will adopt any rate cap or rate disclosure proposal, or if adopted, whether a rate cap or rate disclosure will be reasonable, and thus have no material adverse impact on the Company. However, the Company,
                                     - 17 -
in principle, is in favor of an alternative to Billed Party Preference, and has been advocating that the FCC adopt a reasonable ceiling on rates for 0+ calls since 1993. The Company is still evaluating the feasibility of rate disclosure proposals, but has indicated it tentatively supports some form of a statement that rates are available upon request.

State. State regulatory commissions in all but one state have established rules and regulations governing the provision of private pay telephone services. Such rules typically include certification or registration; notice to end users of the identity of the service provider in the form of postings and verbal announcements; requirements for rate quotes on request; call routing restrictions; and maximum rates. While not necessarily uniform, these rules and regulations generally establish minimum technical and operational requirements to assure that public interest considerations are addressed. Most states regulate rates for local and intrastate toll calls placed from pay telephones. Initially established to regulate only services paid for by coin, such regulations have been modified in a number of states to include the provision of automated operator services and thus also apply to pay telephone providers using the Company's Intelli*Star technology. Other states have chosen to regulate the provision of automated operator services through rules established for operator service providers rather than those established for pay telephone owners. The FCC recently ordered that states must eliminate any barriers to competition in pay telephone services and pre-empted, effective October 1997, state regulations limiting the rates charged for local coin calls.

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

The Company is currently certified to provide intrastate prepaid services in 37 states and is seeking certification in seven other states. Six states in which the Company provides intrastate prepaid services do not require the prior approval of the respective state regulatory commissions in order to provide services. Most states in which the Company provides intrastate prepaid services appear to have concluded that providers of prepaid services are subject to the same types of regulations, including that of entry and rates, to which traditional long distance carriers are subject. Additionally, several states have required prepaid service providers to post bonds, and in some cases, pay local access charges. Several other states have instituted hearings and/or proceedings to consider what, if any, regulations should be adopted to assure proper disclosure of terms, rates and conditions for consumer protection. The Company knows of no proposed requirement with which it could not comply if adopted in any state in which it is not currently certified. There can be no assurances, however, that the Company can obtain the appropriate authorizations, or that states will not adopt regulations with which the Company either cannot or may choose not to comply, and thus preclude the Company's ability to offer certain or all intrastate prepaid services in those states. A petition before the FCC requesting that it preempt state regulation of certain prepaid services has been denied, thus permitting the states to continue to regulate certain prepaid services to the extent permitted under their own enabling statutes.

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

Employees

As of December 31, 1996 the Company had 221 employees, of which 174 were employed in operations and 47 were employed in executive and administrative capacities. The Company believes its employee relations are good.

Major Customers

One single customer accounted for 10.5% or $9.7 million of the Company's consolidated revenues in 1996. No single customer accounted for more than 10% of the Company's consolidated revenues during 1995 and 1994.

Seasonality

The Company's call revenues and domestic equipment sales are affected by seasonal weather conditions throughout the United States, which tend to reduce the number and duration of pay telephone calls made in the winter months, and which similarly reduces the number of outdoor payphone installations.


ITEM 2.  PROPERTIES.

The Company leases approximately 32,000 square feet of space at 2155 Chenault, Carrollton, Texas, where its principal executive, sales and product development offices are located. The lease expires December 31, 2001. The Company leases approximately 42,000 square feet of manufacturing space in McAllen, Texas. The manufacturing facility lease expires in October, 1997.


ITEM 3.  LEGAL PROCEEDINGS.

The Company is subject to various legal proceedings arising in the ordinary course of its business. It is the opinion of the management of the Company that the ultimate disposition of these proceedings will not have a material adverse effect on the Company's financial position or results from operations.


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

                                                           Common Stock
                                                           ------------
                                                       High              Low
                                                       ----              ---
1996

         First Quarter................................$ 5 3/4         $ 3 1/4

         Second Quarter...............................  8 1/4           4 1/2

         Third Quarter................................. 5 1/2           2 7/8

         Fourth Quarter ............................... 6               3 7/8

1995

         First Quarter................................$ 4 5/8         $ 3

         Second Quarter...............................  6 7/8           3 7/8

         Third Quarter................................  7 1/4           3 3/4

         Fourth Quarter...............................  4 5/8           3 1/4

      On December 31, 1996, the Company had approximately 1,230 stockholders of record.

Dividend Policy

      The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain any future earnings for use in its business and therefore does not expect to pay any cash dividends in the foreseeable future. Any future determination to pay cash dividends will depend upon the earnings and financial position of the Company and such other factors as the Board of Directors of the Company may deem appropriate at that time. The Company's agreement with its secured lender prohibits the Company from paying dividends. See Note 2 to the Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA.

      The following selected consolidated financial information for each of the five years in the period ended December 31, 1996, is derived from the Company's Consolidated Financial Statements. The information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                                  Year Ended December 31,(1)
                                                                  --------------------------
                                                     1996         1995       1994       1993        1992
                                                     ----         ----       ----       ----        ----
                                                           (In thousands, except per share amounts)
Statement of Operations Data:
  Revenues and Sales:
  Service revenues.......................         $ 76,905   $  54,558   $  60,059   $  69,187   $ 135,249
  Equipment sales .......................           15,884      19,944      23,322      15,939      19,268
                                                    ------      ------      ------      ------      ------
                                                    92,789      74,502      83,381      85,126     154,517
                                                    ------      ------      ------      ------     -------



  Cost of Revenues and Sales:
  Service revenues.......................           68,078      45,318      49,692      54,457     112,991
  Equipment sales .......................           17,690      21,454      27,221      13,068      16,043
                                                    ------      ------      ------      ------      ------

                                                    85,768      66,772      76,913      67,525     129,034
                                                    ------      ------      ------      ------     -------


  Gross profit...........................            7,021       7,730       6,468      17,601     25,483

  Selling, general and administrative
    expenses.............................          (10,598)     (9,436)    (12,473)    (13,932)   (24,484)
  Provision for doubtful accounts........             (364)       (820)     (3,517)     (1,853)   (18,472)
  Research and development expenses......             (608)     (2,350)     (2,965)     (4,118)    (3,568)
                                                 ---------    --------    --------  ---------   ----------
  Operating loss.........................           (4,549)     (4,876)    (12,487)     (2,302)   (21,041)

  Gain on sale of assets.................              572       1,607          --       1,051         --
  Other income...........................              710         440       1,100       2,295      3,745
  Interest expense.......................           (2,918)     (3,310)     (3,079)     (2,338)    (4,029)
  Litigation settlement..................               --          --          --          --     (8,300)
  Minority interest......................             (113)         --          --          --         --
                                                     -----       -----       -----       -----      -----

  Loss before income taxes................          (6,298)     (6,139)    (14,466)     (1,294)   (29,625)

  Income tax benefit......................           1,303          --          --          --      4,733
                                                     -----       -----       -----       -----      -----

  Net loss................................       $  (4,995)  $  (6,139)  $ (14,466)  $  (1,294)  $(24,892)
                                                 =========   =========   =========   =========   ========

  Net loss per common and common
   equivalent share........................      $   (0.62)  $   (0.80)  $   (1.91)  $   (0.17)  $  (3.71)
                                                 =========   =========   =========   =========   ========

  Shares used in computing per share amount          8,024       7,672       7,571       7,660      6,717


Balance Sheet Data:
  Total assets.............................      $  45,254   $  48,644   $  58,799   $  72,851   $ 77,142
  Total long term obligations..............      $  20,107   $  10,796   $  25,894   $   2,346   $ 13,594
  Stockholders' equity (2).................      $  12,669   $  13,243   $  19,322   $  33,435   $ 34,418


  (1) Certain prior year amounts have been reclassified to conform to current year presentation.

  (2)    The Company has never paid cash dividends on its Common Stock.

                                     - 22 -

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Forward-Looking Statements - Cautionary Statements

         This Annual Report contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Specifically, all statements other than statements of historical facts included in this report regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," and "intend" and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, product introductions and acceptance, technological change, changes in industry practices, one-time events and other factors described herein ("cautionary statements"). Although the Company believes that expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.


General

         The following is a discussion of the consolidated financial condition and results of operations of the Company for 1996, 1995 and 1994. The discussion should be read in conjunction with the Consolidated Financial Statements of the Company, the Notes thereto and the other financial information included elsewhere in this report. For purposes of the following discussion, references to year periods refer to the Company's years ended December 31. For purposes of the following discussion, references to quarterly periods refer to the Company's quarters ended March 31, June 30, September 30, and December 31.

Results of Operations

         The  following   table  sets  forth  certain  items  in  the  Company's
Consolidated Statements of Operations as a percentage of total revenues and sales and as a percentage of related sales for the years indicated:

                                                 Year Ended December 31,
                                                 -----------------------

                                  1996       1995       1994       1993       1992
                                  ----       ----       ----       ----       ----
      Revenues and Sales:

        Service Revenues          82.9%      73.2%      72.0%       81.3%     87.5%

         Equipment Sales          17.1%      26.8%      28.0%       18.7%     12.5%
                                 -----      -----      -----       -----     -----

                   Total         100.0%     100.0%     100.0%      100.0%    100.0%
                                ======     ======     ======      ======     =====


 Gross Profit Percentage:

        Service Revenues          11.5%      16.9%      17.3%       21.3%    16.5%
                                 =====      =====      =====       =====    =====

         Equipment Sales         (11.4)%     (7.6)%    (16.7)%      18.0%    16.7%
                                 =====       ====      =====        ====     ====

1996 Compared to 1995
---------------------

Service Revenues. Service revenues were $76.9 million for the year ended December 31, 1996, compared to $54.6 million for the year ended December 31, 1995. The table below provides a detailed analysis of service revenues by type for the years ended December 31, 1996 and 1995 (in thousands).

                                                   1996             1995
                                                   ----             ----
    Call Traffic Revenue..................       $46,581           $40,417
    Long-distance Resale..................         5,068             3,567
    Validation Services...................            --             2,567
    Operator Services.....................        21,609             6,722
    Prepaid Calling Services..............         3,647             1,285
                                                --------          --------
                                                 $76,905           $54,558
                                                 =======           =======

Call traffic revenues increased $6.2 million for the year ended December 31, 1996 compared to the year ended December 31, 1995. The favorable revenue variance reflects primarily (i) a 10.7% increase in the number of phones using the Company's Intelli*Star automated operator technology from 55,755 phones at December 31, 1995 to 61,728 phones at December 31, 1996 and (ii) increased participation by the Company's customers in the "Jail*Star" program resulting in significantly higher revenues for inmate facilities providers. The Jail*Star program was first introduced in November 1995. Because of the continuing effects of dial-around competition, there was a deterioration in the average number of calls per day per phone, partially offsetting the increased number of reporting boards. The Company anticipates that the number of calls made per day per phone will continue declining in the future at rates similar to prior years.

Gross profit from call traffic revenues was $5.2 million or 11.3% of related sales for 1996, compared to $5.7 million or 14.1% for 1995. The absolute and proportionate gross profit in 1996 was lower than in 1995 primarily because of a change in the mix of call traffic revenue, most significantly the increase in
 Jail*Star traffic processed. The Jail*Star program generally realizes a lower gross margin than the Easy*Star and bundled programs. In 1996, 27.8% of call traffic revenue resulted from Jail*Star compared to 1.1% in 1995. Other factors affecting gross profit margins included: (i) a decline in customers entering into so-called "Lone-Star transactions" (a transaction by which a customer makes a one time payment for a paid-up license to use the Intelli*Star technology) which caused a reduction of gross profit from $242,000 in 1995 to $33,000 in 1996, and (ii) a $418,000 reduction in unbundled revenues and gross profit in 1996 compared to 1995.

Long-distance resale revenues increased $1.5 million for the year ended December 31, 1996 over the year ended December 31, 1995. Higher revenues in 1996 principally resulted from an increase in the number of customers buying long-distance services. Gross profit on long-distance revenues for 1996 was $585,000 or 11.6% of related sales as compared to $378,000 or 10.6% of related sales in 1995.

Lower validation service revenues compared to 1995 resulted from the sale of the Company's call validating assets in June of 1995.

Operator service revenues increased approximately $14.9 million for the year ended December 31, 1996 compared to the year ended December 31, 1995. The higher revenue resulted primarily from the addition of new customers in 1996. In addition, on April 1, 1996, the Company entered into a new operating arrangement with its third-party operator service provider. The new agreement gives the Company greater control of its customer base, and contractually changes the methods by which the Company receives payment for call traffic and by which it pays for services rendered. Historically, the Company recorded revenue net of amounts withheld by the service provider as the operating contract provided for the Company receiving a commission on call traffic. Based on the terms of the new contract, beginning April 1, 1996, the Company began recording operator services call traffic at its gross amount, and recording the costs for services provided as cost of sales. The Company believes the new contractual arrangements warrant the gross presentation of revenues. The effect of the change on the year ended 1996 was to increase reported revenue approximately $4.1 million.

Gross profit derived from operator service revenues was $1.5 million or 7.2% of related sales for the year ended December 31, 1996 as compared to $1.5 million or 21.6% of related sales for the year ended December 31, 1995. The contractual change with the third party operator service provider described above and lower gross profit margins from new customers account for the decreased gross profit percentages.

Prepaid calling revenues were $2.4 million higher in 1996 as compared to 1995. Revenues increased primarily because of growth in the number of retail outlets from which the Company's prepaid calling card services are sold, and from higher revenues in the Company's private label calling card program. At the end of 1996, the Company's customers sold cards in 641 grocery and convenience stores compared to 179 stores at the end of 1995. A significant proportion of the 179 outlets selling cards in 1995 were added late in that year. Of the new outlets selling cards in 1996, 150 were added during the last two months of the year.

Gross profit for the year ended December 31, 1996 for prepaid calling revenues was $1.2 million or 31.5% of related sales as compared to $320,000 or 21.5% of related sales in the same period in 1995. The proportionate gross profit for 1996 was higher than 1995 because near the end of 1995, the Company began marketing directly to retailers rather than through distributors, and due to a higher volume of calls processed in 1996.

Equipment Sales. The Company's equipment sales were $15.9 million and $19.9 million in the years ended December 31, 1996 and 1995, respectively. The following table presents an analysis of sales to the Company's primary markets (in thousands):

                                       For the year ended    For the year ended
                                        December 31, 1996     December 31, 1995
                                        -----------------     -----------------
Independent Payphone Providers........        $11,529               $15,623
  International.......................          3,933                 3,506
  Regulated ..........................            422                   815
                                              -------               -------
    Total equipment sales.............        $15,884               $19,944
                                              =======               =======

In 1996, the continued negative effects of dial-around on operations of the Company's independent payphone customers reduced the cash flow of such customers available for expansion of their operations and the economic returns available from expansion locations. When coupled with unusually harsh winter weather in the first quarter of 1996, and the fact that the Company did not introduce a commercially successful line-powered payphone to the independent payphone provider market until the fourth quarter of 1996, these factors are believed to account for reduced demand for the Company's family of payphone products. In September 1996, the FCC released new rules requiring the payment, commencing in April 1997, of additional dial-around compensation to independent payphone providers. The amount of such additional compensation, approximately $40 per payphone per month, will significantly enhance economic returns on existing payphone locations and on new locations commencing in April 1997, assuming the effective date of the FCC order is not delayed by currently pending court action.

In 1995 and 1996, the Company provided $1.7 million and $2.7 million, respectively, for inventory losses which represents excess of cost over market. Were it not for these loss provisions, the Company would have recorded gross profit on equipment sales of $200,000 in 1995 and $900,000 in 1996. This improvement in gross margin from 1995 to 1996 occurred, even though the volume of equipment sales declined by 20% from year to year, as a result of an improved sales mix and reductions in certain variable product costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.2 million for the year ended December 31, 1996 over the year ended December 31, 1995. Due to a reorganization of the Company's engineering department at the beginning of 1996, employees who were formally and principally engaged in new product development were reassigned to application engineering and customer support functions, giving rise to a reclassification of expenses associated with these employees. The effect of this change increases selling expense and decreases research and development expense by $1.6 million for the year ended December 31, 1996 as compared to the amounts that would have been reported had this reorganization of the engineering department not taken place. The combined selling, general and administrative expenses and research and development expenses decreased $580,000 in 1996 as compared to 1995.

Provision for Doubtful Accounts. The provision for doubtful accounts decreased $456,000 for the year ended December 31, 1996 as compared to the year ended December 31, 1995.

Research and Development Expenses. Gross spending for research and development decreased $1.7 million for the twelve months ended December 31, 1996 as compared to the same period in 1995. The Company capitalized $2.18 million in 1996 compared to $2.55 million in 1995 of internally developed software costs as permitted by generally accepted accounting principles.

Income Tax Refund. In September 1996, the Company received a net federal income tax refund in the amount of $1.3 million and approximately $259,000 of related interest earned on the claim. The Company recorded the income tax benefit and related interest income when the refund was received.


1995 Compared to 1994

Service Revenues. The Company's service revenues were $54.6 million for the year ended December 31, 1995, compared to $60.1 million for the year ended December 31, 1994. The table below provides a detailed analysis of service revenues by type for the years ended December 31, 1995 and 1994 (in thousands).

                                                        1995             1994
                                                        ----             ----

    Call Traffic Revenue........................      $40,417          $46,738
    Long-distance Resale........................        3,567            4,433
    Validation Services.........................        2,567            4,101
    Operator Services...........................        6,722            4,668
    Prepaid Calling Services....................        1,285              119
                                                      -------          -------
                                                      $54,558          $60,059
                                                      =======          =======

The lower service revenues for the year ended December 31, 1995 as compared to the year ended December 31, 1994 are attributable to several factors. The most significant impact resulted from a decline in the average number of calls made per payphone using the Company's automated operator technologies. The decline in telephone calls caused a combined decrease in bundled, unbundled, and long-distance resale revenues of $7.2 million when compared to the year ended December 31, 1994. Call volumes per pay telephone declined each year since 1991, primarily as a result of increased competition from AT&T, MCI, and Sprint. Each of these companies, through mass market advertising and direct marketing to its customers, has encouraged consumers to use their own proprietary calling cards, which cannot be billed by the Company. In addition, marketing programs such as "1-800-COLLECT", and "1-800-CALLATT" have further adversely impacted the average number of billable calls per pay telephone. Partially offsetting this decline was an increase in the number of phones using the Company's automated operator technology.

The Company sold its call validating assets in June of 1995 comprising the principal reason that revenues from validation services declined approximately $1.5 million in 1995.

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

Gross profit from services revenues was $9.2 million or 16.9% of revenue, compared to $10.4 million or 17.3% of revenue, for the years ended December 31, 1995 and 1994, respectively. The $1.2 million decline in gross profit was due principally to the decline in call traffic revenues and the sale of the Company's call validating assets. The lower gross profit percentage is due to a change in the mix of service revenues with less unbundled revenue in 1995 than 1994. Gross profits from unbundled programs approximate the amounts recorded as revenues.

Equipment Sales. Telephone and related sales were $19.9 million for the year ended December 31, 1995 as compared to $23.3 million for the year ended December 31, 1994. The following table breaks down the equipment sales into their markets (in thousands):

                                      For the year ended     For the year ended
                                       December 31, 1995      December 31, 1994
                                       -----------------      -----------------

 Independent Payphone Providers.......       $15,623              $16,004
 International........................         3,506                6,763
 Regulated............................           815                  555
                                             -------              -------
    Total equipment sales.............       $19,944              $23,322
                                             =======              =======


The $3.4 million or 14.5% decrease in 1995 equipment sales from the year ended December 31, 1994 was principally the result of a $3.3 million decline in international shipments. Equipment sales to Independent Payphone Providers declined $381,000 in 1995 compared to 1994. Sales to regulated telephone companies increased approximately $260,000 in 1995 compared to 1994. International sales were lower in 1995 because of the fulfillment, early in 1995, of the Company's order to supply payphones to Argentina. The Company did not replace the order in sufficient volume to replace the lost sales.

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

Liquidity and Capital Resources

The Company's consolidated cash balances increased to approximately $2.3 million at December 31, 1996 from approximately $613,000 at December 31, 1995. This increase is essentially attributable to the creation of ILD Communications, Inc. (See Part I, Item 1. BUSINESS, RECENT DEVELOPMENTS) in May 1996. Since inception, and as a result of its initial capitalization and funding, ILD has maintained cash balances approximating $2.0 million. These cash balances are intended to support ILD's planned acquisition and growth strategy and are segregated from the accounts of Intellicall. Pursuant to agreements between Intellicall and ILD, both companies are self- funded and neither company may use the other's cash balances for any purposes.

Net cash provided by operating activities was $4.9 million. Trade receivables increased approximately $1.1 million. The increase is primarily attributable to increased call traffic revenues for both Intellicall and ILD, and the expansion of the Company's prepaid calling services, partially offset by slightly lower equipment sales to Independent Payphone Providers in the fourth quarter of 1996 compared to the fourth quarter of 1995. License fees receivable and investments in sales-type leases declined $1.3 million during 1996 compared to the end of 1995. During 1994, 1995 and 1996 amounts charged for licensing the Company's Intelli*Star technology have been lowered and are now due on terms similar to payphone equipment sales. Investment in sales-type leases are declining because the Company now generally refers customers who desire long-term financing to third-party leasing agents. Inventories declined $1.3 million due to management improvements and simplification of the Company's product lines. Notes receivable declined $1.7 million due to collections and certain reclassifications.

Accounts payable and accrued liabilities increased $3.1 million primarily due to higher call traffic revenues and the expansion of ILD causing an increase in year-end commissions payable to customers, and a generally higher level of trade accounts payable. Deferred revenues increased $1.4 million from an increase in the number of prepaid calling cards sold, but unused at December 31, 1996 compared to the end of 1995.

Capital expenditures amounted to approximately $790,000 during 1996. These expenditures were related primarily to the purchase of computer and computer related equipment and software, enhancements to the Company's management information systems, and to improvements in the Company's manufacturing facility and processes. The Company anticipates capital expenditures of similar amounts in 1997, and for generally the same purposes. Capital expenditures in 1997 are expected to be financed principally by cash flow from operations, and to a lesser extent by long-term leases (primarily for renovation and space reduction of the Company's corporate headquarters).

Software development costs capitalized in accordance with Statement of Financial Accounting Standards No. 86, amounted to $2.2 million in 1996. The principal software development projects for 1996 related to the completion and introduction of the Company's new line-powered pay telephone AstraTel 2, and enhancements to the Company's intelligent network platform products and international pay telephones. Based on its current plans for software and product development in 1997, the Company expects such capitalized amounts will decline by approximately 20% to under $1.8 million. The principal software development activities will revolve around enhancements to the AstraTel 2 management systems, the introduction of new features for the AstraTel 2, and continued enhancements to the Company's intelligent network platform and international payphone technologies.

In November 1996, the Company repaid in full its Variable Rate Senior Bridge Notes, Series A, to Nomura Holding America, Inc. through a combination of new agreements. The Company entered into a Loan and Security Agreement (the "Loan Agreement") with Finova Capital Corporation ("Finova") pursuant to which Finova agreed to loan the Company up to $12,000,000 (the "Loan") based on an available borrowing base. The borrowing base consists primarily of call traffic and trade equipment receivables, and inventory, subject to eligibility requirements determined by Finova. Amounts loaned subject to the borrowing base are determined by percentages established in the Loan Agreement, but are within the discretion of Finova. Such percentages are subject to change based on experience and Finova's expectations regarding future collectibility of receivables and usage of inventory.

The Loan is evidenced by a Secured Revolving Credit Note (the "Note") payable to the order of Finova. Borrowings under the Loan bear interest at the rate of prime plus 1.75%. The interest rate may be decreased prospectively by up to 0.5% based on future profitability of the Company. Also the Loan has an unused line fee equal to one quarter of one percent (0.25%) per annum of the unused portion of the Total Facility and a facility fee equal to one-half of one percent (0.50%) per annum of the amount of the Total Facility payable on the first anniversary of the Agreement and one each subsequent anniversary thereof.

The initial term of the Loan Agreement is three years at which time, unless extended, all amounts then outstanding must be repaid. The Loan Agreement contains prepayment penalties in the event it is terminated prior to expiration of its initial term. The Loan is secured by first and prior liens and security interests encumbering substantially all of the assets of the Corporation,
including  inventory,   equipment,  accounts  receivable,  general  intangibles,
trademarks and tradenames. The Loan Agreement contains various restrictions (including a prohibition against the payment of dividends, limitations on capital expenditures, and restrictions on investments) and financial ratio maintenance requirements (including minimum working capital and net worth requirements). As of December 31, 1996 the Company was in compliance with all required covenants.

Contemporaneous with signing the Loan Agreement, the Company completed the sale of $5,000,000 of 8.0% convertible subordinated notes, due November 22, 2001 (the "Notes"), to Banca del Gottardo in Lugano, Switzerland. The Notes were issued at face value of $5,000,000. The Notes were issued with warrants to purchase 200,000 shares of the Company's common stock, $.01 par value (the "Common Stock") at an exercise price of $5.00 per share (the "Gottardo Warrants"). The notes are convertible into 1,000,000 shares of the Company's Common Stock at a conversion price of $5.00 per share.

In connection with the issuance of the Notes, the Company issued an additional warrant to purchase 150,000 shares of Common Stock (the "Additional Warrant"). The exercise price for the Additional Warrant is the same as for the Gottardo Warrants.

The Company used the proceeds from the Loan and Notes (net of placement fees of $509,406) to repay the remaining balance of its Series A Notes due to Nomura Holding America, Inc in the amount of $12.7 million.

Management believes that the combination of cash flow from operations, and availability of borrowing amounts under the Loan Agreement will be sufficient to provide for future liquidity. However, should expected improvements in demand from the independent payphone industry either accelerate or diminish, and should expected increases in international shipments fail to materialize, the Company could be required to seek new financing to fund operations. Management believes that the Company, if necessary, could place additional debt, or could sell equity or assets to supplement operations.

In May 1996 ILD completed the sale of $1.0 million of 10.0% convertible subordinated notes, due May 2001 to the holders of 27.5% of the voting interest of the Company. ILD further issued secured promissory notes in the aggregate principal amount of $2.0 million with warrants to a third party. A description of these arrangements is more fully included in footnote 2 of the Notes to Consolidated Financial Statements.

By prior arrangement and subject to an agreement between the companies, neither Intellicall nor ILD guarantees or has any financial responsibility for the debt of the other company. No assets of either company are encumbered by liens or security interests of the other. However, Intellicall has pledged its stock ownership in ILD to Finova.

ILD continually evaluates business opportunities, including potential acquisitions. The primary focus of the Company's acquisition activities is to grow its direct dial long-distance and operator services business. In keeping with that strategy, on March 5, 1997 the Company announced that ILD had entered into a definitive agreement to purchase the operator services business and related assets from WorldCom Inc. headquartered in Jackson, Mississippi. Terms of the purchase and the purchase price were not disclosed by the Company. The acquisition is subject to the completion of financing by ILD, obtaining necessary regulatory approvals and other standard closing conditions.

If completed, the acquisition will result in a substantial change in the operations and financial condition of ILD. The success of the acquisition will depend on, among other things, the availability of financing to conclude the transaction, the approval of numerous state regulatory authorities, and the availability of management resources to oversee the operations.

As consideration for this, and any future acquisitions, ILD may issue common stock, preferred stock, convertible debt or other securities, in addition to or in lieu of the payment of cash, that could result in dilution of the percentage ownership of Intellicall.

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

                           The  financial  statements  filed  as a part  of this
                  Annual Report on Form 10- K are listed in the "Index to Financial Statements" on page F-1 hereof.

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

                        (a)3.1 Certificate of Incorporation of the Company and all amendments thereto through December 31, 1992.
                        (c)3.2 Amendment to Certificate of Incorporation raising the authorized common stock from 10,000,000 shares to 50,000,000 shares.
                        (f)3.3 Amendment to Certificate of Incorporation lowering the authorized common stock from 50,000,000 shares to 20,000,000 shares.
                        (b)3.4    By-laws of the Company, as amended.
                        (a)4.1    Specimen certificate for Common Stock of
                                  the Company.
                       (f)10.1    Intellicall, Inc. 1991 Stock Option Plan,
                                  as amended.
                       (b)10.2    Form of Incentive Stock Option Agreement.
                       (b)10.3    Form of Nonqualified Stock Option Agreement.
                       (b)10.4    Form of Director Stock Option Agreement.
                       (f)10.5    Form of 1995 Employee Stock Purchase Plan.
                       (b)10.6 ADREC Development and License Agreement, dated as August 2, 1990, between VCS Industries, Inc. d/b/a Voice Control Systems and the Company.
                       (b)10.7    Amended   and   Restated   Patent   License
                                  Agreement dated as of January 1, 1992, between the Company and MessagePhone, Inc.
                       (b)10.8 Registration Rights Agreement dated as of July 31, 1992, between the Company and The Prudential Insurance Company of America.
                       (d)10.9 Amended and Restated 10% Convertible Subordi-nated Note Due 1999 dated August 11, 1994 with T.J. Berthel Investments, L.P.

                      (c)10.10    Registration Rights Agreement dated February
                                  14, 1994, among between the Company and T.J.
                                  Berthel Investments, L.P.
                      (e)10.11    Note  and  Warrant  Purchase,   Paying  and
                                  Conversion/Exercise     Agency    Agreement
                                  entered  into on December  22, 1995 between
                                  Banca Del Gottardo and the Company.
                      (e)10.12    Form of 8%  Convertible  Subordinated  Note
                                  executed   by  the  Company  to  Banca  Del
                                  Gottardo dated December 22, 1995.
                      (e)10.13    Form of Banca Del Gottardo Warrants entered
                                  into on December 22, 1995 between Banca Del
                                  Gottardo and the Company.
                     (g) 10.14    Loan and Security Agreement executed with
                                  Finova Capital Corporation.
                     (g)          10.15  Secured  Revolving  Credit Note made
                                  payable to Finova  Capital  Corporation  in
                                  the    original    principal    amount   of
                                  $12,000,000.
                     (g) 10.16    Note and Warrant Purchase, Paying and Conver-
                                  sion/Exercise Agency Agreement executed with
                                  Banca del Gottardo.
                     (g) 10.17    Form of 8% Convertible Suborginated Notes
                                  (included within Exhibit 10.16).
                     (g) 10.18    Form of Warrants issued with Notes (included
                                  within Exhibit 10.16).
                         ++21.1   Subsidiaries of the Company.
                         ++23.1   Consent of Independent Accountants.
                         ++27.1   Financial Data Schedule.

++           Filed herewith.
(a)          Incorporated by Reference from the Company's Form S-1 filed August
             28, 1987, file no. 33-15723.
(b)          Incorporated by reference from the Company's  Annual Report on Form
             10-K for the fiscal year ended December 31, 1991.
(c)          Incorporated by reference from the Company's  Annual Report on Form
             10-K for the fiscal year ended December 31, 1993.
(d)          Incorporated  by reference from the Company's  Quarterly  Report on
             Form 10-Q for the quarter ended June 30, 1994.
(e)          Incorporated by reference from the Company's Current Report on Form
             8-K (Date of Earliest Event Reported - December 28, 1995).
(f)          Incorporated by reference from the Company's  Annual Report on Form
             10-K for the fiscal year ended December 31, 1995.
(g)          Incorporated by reference from the Company's Current Report on Form
             8-K (Date of Earliest Event Reported - November 22, 1996).
         (b)      Reports on Form 8-K.

                  One report on Form 8-K was filed during the last fiscal quarter of 1996 (Date of Report - November 22, 1996) reporting on Item 5. Other Events.

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

March 27, 1997                           INTELLICALL, INC.

signed 3/27/97                          /s/ William O. Hunt
                                        By:    William O. Hunt
                                               Chairman of the Board, President
                                               and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 27, 1997.

                  Name                                      Office
                  ----                                      ------

/s/ William O. Hunt                            3/27/97 Date
William O. Hunt                                Chairman of the Board, President
(Principal Executive Officer)                  and Chief Executive Officer

/s/ Michael H. Barnes                          3/27/97 Date
Michael H. Barnes                              Chief Financial Officer
(Principal Financial                           Senior Vice President, Corporate
and Accounting Officer)                        Staff


B. Michael Adler                               Director

/s/ Lewis E. Brazelton III                     3/27/97 Date
Lewis E. Brazelton III                         Director

/s/ Richard B. Curran                          3/27/97 Date
Richard B. Curran                              Director


Hugh E. Humphrey, Jr.                          Director

/s/ Richard E. Hanlon                          3/27/97 Date
Richard E. Hanlon                              Director

/s/ Thomas J. Berthel                          3/27/97 Date
Thomas J. Berthel                              Director

                                INTELLICALL, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Report of Independent Accountants..........................................F-2

Consolidated Financial Statements:

   Balance Sheets .........................................................F-3

   Statements of Operations ...............................................F-5

   Statements of Stockholders' Equity .....................................F-6

   Statements of Cash Flows ...............................................F-7

   Notes to Consolidated Financial Statements..............................F-8

        Financial Statement Schedules (Note A):

        Valuation and Qualifying Accounts.................................F-29

Note A: All other schedules are omitted, since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Intellicall, Inc.



In our opinion, the consolidated financial statements listed in the accompanying index on page F-1 present fairly, in all material respects, the financial position of Intellicall, Inc. and its subsidiary at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion expressed above.



PRICE WATERHOUSE LLP



Dallas, Texas
February 26, 1997

INTELLICALL, INC.

CONSOLIDATED BALANCE SHEETS


ASSETS
(in thousands)

                                                                   December 31,
                                                                   ------------

                                                              1996              1995
                                                              ----              ----
Current assets

     Restricted cash ................................      $    15            $  492

     Cash and cash equivalents ......................        2,271               613

     Receivables:

          Trade......................................       24,160            24,035

          License fees...............................        1,045             1,432

          Investment in sales-type leases ...........          533             1,073
                                                         ---------           ---------

                                                            25,738            26,540

          Less allowance for doubtful accounts.......        3,239             3,260
                                                         ---------         ---------

                                                            22,499            23,280

     Inventories.....................................        7,902            11,939

     Other current assets............................        1,684               587
                                                         ---------        ----------

          Total current assets.......................       34,371            36,911

Fixed assets, net....................................        1,964             2,089

License fees receivable, net.........................           --               253

Investment in sales-type leases, net.................           --                96

Notes receivable, net................................          992             2,695

Intangible assets, net...............................          928             1,018

Capitalized software costs, net......................        4,904             4,352

Other assets, net....................................        2,095             1,230
                                                           -------           -------

                                                           $ 45,254         $ 48,644
                                                           ========         ========



See notes to consolidated financial statements.

INTELLICALL, INC.

LIABILITIES AND STOCKHOLDERS' EQUITY
(in thousands, except share information)

                                                                         December 31,
                                                                         ------------
                                                                     1996            1995
                                                                     ----            ----
Current liabilities

     Accounts payable..........................................  $  6,064         $ 4,195

     Dealer payable............................................     3,737           2,211

     Deferred debit card revenue...............................     1,028             717

     Accrued liabilities.......................................     1,451           2,008

     Current portion of long-term debt ........................        85          15,474
                                                                ---------         -------

     Total current liabilities.................................    12,365          24,605

Long-term debt ................................................    19,312           8,620

Deferred revenue...............................................       595           1,976

Other liabilities..............................................       200             200

Minority interest..............................................       113              --

Commitments and contingent liabilities.........................        --              --
                                                                 --------        --------

      Total liabilities                                            32,585          35,401
                                                                 --------        --------



Stockholders' equity

     Preferred stock, $.01 par value ; 1,000,000 shares

          none issued..........................................        --              --

     Common stock, $.01 par value; 20,000,000 shares

          authorized; 8,646,278 and 7,702,951 shares issued,

          respectively.........................................        87             77

     Additional paid-in capital................................    51,602         47,191

     Less common stock in treasury, at cost;

          24,908 shares........................................      (258)          (258)

     Accumulated deficit.......................................   (38,762)       (33,767)
                                                                  -------        -------

          Total stockholders' equity...........................    12,669         13,243
                                                                  -------        -------

                                                                 $ 45,254       $ 48,644
                                                                 ========       ========





See notes to consolidated financial statements.

INTELLICALL, INC.


CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

                                                        For the Years Ended December 31,
                                                        --------------------------------

                                                       1996           1995          1994
                                                       ----           ----         ----

Revenues and sales:

     Service revenues.............................  $ 76,905       $ 54,558      $ 60,059

     Equipment sales..............................    15,884         19,944        23,322
                                                     -------        -------       -------
                                                      92,789         74,502        83,381
                                                     -------        -------       -------

Cost of revenues and sales:

     Service revenues.............................    68,078         45,318        49,692

     Equipment sales..............................    17,690         21,454        27,221
                                                     -------        -------       -------
                                                      85,768         66,772        76,913
                                                     -------        -------       -------

     Gross profit.................................     7,021          7,730         6,468

Selling, general and administrative expenses......   (10,598)        (9,436)      (12,473)

Provision for doubtful accounts...................      (364)          (820)       (3,517)

Research and development expenses.................      (608)        (2,350)       (2,965)
                                                     -------        -------       -------

Operating loss...                                     (4,549)        (4,876)      (12,487)

Gain on sale of assets............................       572          1,607            --

Other income.                                            710            440         1,100

Interest expense..................................    (2,918)        (3,310)       (3,079)

Minority interest.................................      (113)            --            --
                                                     -------       --------     ---------

Loss before income taxes..........................    (6,298)        (6,139)      (14,466)

Income tax refund.................................     1,303             --            --
                                                     -------       --------     ---------

Net loss..........................................   $(4,995)       $(6,139)     $(14,466)
                                                     =======        =======      ========

Net loss per common and common

     equivalent share ............................   $ (0.62)       $ (0.80)     $  (1.91)
                                                     =======        =======       =======


Weighted average number of common and common

     equivalent shares outstanding................     8,024          7,672         7,571
                                                     =======        =======       =======



See notes to consolidated financial statements.

INTELLICALL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)







                                                                Additional
                                           Common Stock          Paid-in          Treasury Stock     (Accumulated
                                        Shares       Amount      Capital       Shares        Cost      Deficit)       Total
                                        ------       ------      -------       ------        ----     --------        -----
Balances at December 31, 1993           7,572       $    76      $46,779        (25)      $( 258)     $(13,162)      $33,435

   Exercise of stock options                1            --            5          --           --           --             5

   Exercise of warrants                    93             1           --          --           --           --             1

   Issuance of stock                       20            --          107          --           --           --           107

   Issuance of warrants                    --            --          240          --           --           --           240

   Net loss                                --            --           --          --           --      (14,466)      (14,466)
                                     --------      --------     --------     -------     --------      -------       -------

Balances at December 31, 1994           7,686            77       47,131         (25)        (258)     (27,628)       19,322

   Exercise of stock options               17            --           60          --           --           --            60

   Net loss                                --            --           --          --           --       (6,139)       (6,139)
                                     --------      --------     --------    --------     --------      -------       -------

Balances at December 31, 1995           7,703            77       47,191         (25)        (258)     (33,767)       13,243


   Exercise of stock options               31            --          148          --           --           --           148

   Issuance of warrants                    --            --          760          --           --           --           760

   Employee stock purchase plan            16            --           48          --           --           --            48

   Issuance of stock                      100             2          123          --           --           --           125

   Conversion of subordinated notes       796             8        3,332          --           --           --         3,340

   Net loss                                --            --           --          --           --       (4,995)       (4,995)
                                     --------      --------     --------    --------     --------      -------      --------

Balances at December 31, 1996           8,646        $   87      $51,602        (25)      $ (258)    $ (38,762)      $12,669
                                        =====        ======      =======      =====       ======      ========       =======




See notes to consolidated financial statements.

INTELLICALL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                        For the Years Ended December 31,
                                                                        --------------------------------
                                                                       1996           1995           1994
                                                                       ----           ----           ----
Cash flows from operating activities:

     Net loss.............................................        $   (4,995)    $   (6,139)    $   (14,466)
     Adjustments to reconcile net loss to net
        cash provided by (used in) operating activities:
        Depreciation and amortization.....................             3,810          3,669           3,125
        Provision for doubtful accounts...................               364            820           3,517
        Provision for inventory losses....................             2,772          1,772           3,169
        Minority interest in income of ILD................               113             --              --
        Changes in operating assets and liabilities:
            Restricted cash...............................               477          1,526          (2,018)
            Trade receivables.............................            (1,093)           761            (881)
            Inventories...................................             1,265           (776)          4,034
            Other current assets..........................            (1,242)          (453)             11
            License fees receivable.......................               640          2,551           5,911
            Investment in sales-type leases...............               636          2,275           2,422
            Related party receivable......................                --            526            (506)
            Notes receivable..............................             1,749          1,014             544
            Accounts payable .............................             3,395         (3,727)         (5,327)
            Accrued liabilities...........................              (246)           220             409
            Deferred revenues.............................            (1,381)         1,976              --
            Other.........................................            (1,344)          (135)         (1,146)
                                                                   ---------       --------        --------

                Net cash provided by (used in) operating activities    4,920          5,880          (1,202)
                                                                   ---------        -------        --------

Cash flows from investing activities:
     Capital expenditures.................................              (790)          (845)           (721)
     Capitalized software.................................            (2,175)        (2,550)         (2,621)
                                                                    --------        -------        --------
               Net cash (used in) investing activities..              (2,965)        (3,395)         (3,342)
                                                                    --------        -------        --------

Cash flows from financing activities:
     Proceeds from borrowings on long-term debt...........            22,101          9,160          73,086
     Repayments on long-term debt.........................           (22,719)       (11,900)        (67,822)
     Proceeds from issuance of stock under
        stock option plans................................               321             60               5
                                                                    --------       --------       ---------
                Net cash (used in) provided by financing
                  activities..............................              (297)        (2,680)          5,269
                                                                     -------       --------        --------
Net increase(decrease) in cash and cash equivalents.......             1,658           (195)            725
Cash and cash equivalents at beginning of period..........               613            808              83
                                                                    -------       --------       ---------
Cash and cash equivalents at end of period................          $  2,271      $     613       $     808
                                                                    ========      =========       =========

Supplemental cash flow information:
  Interest paid...........................................          $  2,387      $   3,521       $   2,362
                                                                    ========      =========       =========

Supplemental non cash flow information:
  Issuance of warrant.....................................          $    760      $      --       $      --
                                                                    ========      =========       =========

  Conversion of debt to equity............................          $  3,340      $      --       $      --
                                                                    ========      =========       =========


    See notes to consolidated financial statements.

INTELLICALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


NOTE 1 - BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

    Business: The Company provides live and automated operator services for the independent pay telephone, hospitality, and inmate services industries, resale of direct dial long distance services to the private pay telephone industry, and prepaid calling services ("service revenues"). The Company designs, engineers, manufactures and sells pay telephones and retrofit kits, parts and intelligent network platforms in the United States and internationally ("equipment sales").

    Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its 72.5% owned and controlled Subsidiary (the "Subsidiary") formed on May 10, 1996. Prior to that date the Subsidiary was wholly owned. All significant intercompany accounts and transactions are eliminated in consolidation. Certain reclassifications have been made to prior year amounts to conform with current year presentation.

    Creation of ILD Communications: On May 10, 1996, the Company entered into an agreement with certain investor groups to create ILD Communications, Inc. ("ILD"), a new long-distance re-sale and operator services company. The Company transferred ownership in its wholly owned subsidiary, Intellicall Operator Services, Inc. ("IOS"), to ILD in exchange for cash in the amount of $2.0 million, a $1.0 million subordinated convertible note, and preferred and common stock representing approximately 72.5% of the voting stock of ILD. The other investor groups collectively purchased $2.0 million, or 27.5% of the voting stock of ILD, and $1.0 million of ILD's subordinated convertible notes. ILD also has a secured loan in the amount of $2.0 million. The Company recorded a $572,000 gain from the transaction.

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

    Customers purchase their license fees at a one time fee at the onset of the license agreement. Prior to 1995, customers were able to finance their license fees over a five year period. Fees which were paid at the onset of license agreements were $485,000, $863,000 and $748,000 in 1996, 1995 and 1994, respectively. Such amounts are included in equipment sales.

    Call revenues are recognized at the time that calls are placed. Call revenues from customer- licensed microautomated operator systems, human operator services and Company-owned call

INTELLICALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


processing systems are recognized based on the amounts charged to billed parties for calls processed and billed by the Company. Revenues associated with customer-owned call processing systems and customers utilizing licensed microautomated operator systems who have agreed to submit call traffic to a third party billing service, instead of the Company, for processing consist of the fees charged to customers for use of the technology.

    Prepaid debit card revenue is deferred and recognized as calling services are used.

  Cash and Cash Equivalents: For purposes of the statements of cash flows and consolidated balance sheet, cash and cash equivalents include short-term liquid investments purchased with remaining maturities of three months or less.

    Software Development Costs: The Company capitalizes costs related to the development of certain software products. In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Amortization is computed on an individual product basis based on the product's estimated economic life using the straight line method, not to exceed four years.

    The amounts of software development costs capitalized for the years ended 1996, 1995 and 1994 were $2.18 million, $2.55 million and $2.6 million, respectively. The Company recorded $1.62 million, $745,332 and $341,000 of software amortization expense for the years ended December 31, 1996, 1995 and 1994, respectively.

    Receivables: Receivables (current and long-term) consist of amounts owed by various telephone companies for processed call traffic and amounts owed by customers relating to uncollected call traffic and equipment sales, leases and license fees. Approximately 78.0% and 72.0% of trade receivables relate to call traffic due from various telephone companies and customers as of December 31, 1996 and 1995, respectively. The Company advances cash to a majority of its customers prior to the time such cash is collected from end users, and generally bears the risk of collection and bad debt. Such amounts previously advanced but uncollected represent significant portions of the call traffic receivables. Equipment receivables are subject to right of offset against payments due to customers related to call revenues. The Company believes it has provided adequate reserves for potential uncollectible accounts.

    Lease Receivables: The Company has leased equipment and related retrofit kits to its customers under various agreements with terms varying from one to five years and with interest rates ranging from 11.0% to 18.0%. Such leases are accounted for as sales-type leases. The lessees are responsible for taxes and insurance and are required to provide for general maintenance.

INTELLICALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------





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

The components of inventories net of the related reserves (in thousands):

                                                           December 31,
                                                           ------------
                                                       1996             1995
                                                       ----             ----
Raw materials.........................              $ 4,850         $  6,083

Work in process.......................                  511              898

Finished goods........................                2,541            4,958
                                                   --------         --------
                                                    $ 7,902          $11,939
                                                    =======          =======


Reserves in 1996, 1995 and 1994 were $3.0 million, $3.9 million and $3.1 million, respectively. Inventories in 1996 have been written down to estimated net realizable value, and results of operations include a charge of $2.7 million which represents the excess of cost over market. In 1995 and 1994, the Company established $1.7 million and $2.7 million of reserves for the excess of cost over the estimated realizable value of slow moving and obsolete inventories, respectively. Total charges for inventory reserves were $2.8 million, $1.8 million and $3.2 million for the years ended December 31, 1996, 1995 and 1994, respectively.

INTELLICALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


    Fixed Assets: Fixed assets are recorded at cost. Depreciation expense is computed by the straight-line method over the estimated useful lives of the related assets, where the useful lives range from three to five years.

The components of fixed assets are (in thousands):

                                                            December 31,
                                                            ------------
                                                       1996              1995
                                                       ----              ----
Office equipment............................       $  6,550          $  6,098

Tooling and other equipment.................          4,153             4,047
                                                    -------          --------
                                                     10,703            10,145

Less accumulated depreciation...............         (8,739)           (8,056)
                                                   --------          --------
                                                   $  1,964          $  2,089
                                                   ========          ========

    Depreciation expense for the years ended December 31, 1996, 1995 and 1994 was $901,000, $1,064,000 and $1,142,000, respectively.

    Intangible Assets: Intangible assets consist primarily of the cost in excess of net assets of acquired businesses. The assets are amortized using the straight-line method over 20 years. In March 1995, FASB issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"). Effective January 1, 1996, the Company adopted FAS 121 which requires that long-lived assets (primarily goodwill) held and used by an entity, or to be disposed of, be reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss will be recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. The amount of the impairment loss will generally be measured as the difference between the net book value of the assets and the estimated fair value of the related assets. Based on its most recent analysis, the Company believes that no impairment of goodwill existed at December 1996.

     Dealer Payable: The dealer payable consists of monies owed to customers for calls processed and billed. Payments are made within 15-90 days based on the customer agreement.

    Income Taxes: Income taxes are accounted for using the asset and liability method pursuant to Statement of Financial Accounting Standards, "Accounting for Income Taxes" ("FAS 109"). Deferred taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. In addition, FAS 109 requires the recognition of future tax benefits to the extent that realization of such benefits is more likely than

INTELLICALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


not. A valuation allowance is provided for a portion or all of the deferred tax assets when there is sufficient uncertainty regarding the Company's ability to recognize the benefits of the assets in future years.

    Disclosures about Fair Value of Financial Instruments: The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

    Restricted Cash and Cash equivalents. The carrying amount approximates fair value because of the short maturity of those instruments.

    Long-term debt. Based on the borrowing rates and terms of secured and subordinated loans which the Company believes are currently available, the fair value of long-term debt is $19.3 million ($8.6 million in 1995).

    Short-term debt. Based on the borrowing rates and terms of secured and subordinated loans which the Company believes are currently available, the fair value of short-term debt is $85,000 ($15.5 million in 1995).

    Major Customers One single customer accounted for 10.5% or $9.7 million of the Company's consolidated revenues in 1996. No single customer accounted for more than 10% of the Company's consolidated revenues during 1995 and 1994.

INTELLICALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE 2 - LONG-TERM DEBT AND LINE OF CREDIT

    The Company's debt consisted of the following (in thousands):

                                                                                December 31,
                                                                                ------------
                                                                          1996                1995
                                                                          ----                ----
Intellicall, Inc.
         Variable rate senior bridge notes due 1996, Series A          $     --            $ 15,375
         8% Convertible subordinated notes, due 2000                      4,160               7,500
         8% Convertible subordinated notes, due 2001                      5,000                  --
         Note collateralized by certain leases                               --                 219
         Convertible subordinated note, due 1999                          1,000               1,000
         Asset-based note collateralized by certain assets, due 1999      6,862                  --
         Installment note, due 1998                                         113                  --
                                                                       --------            --------
                                                                         17,135              24,094
         Less unamortized debt discount                                    (660)                 --
                                                                       --------            --------
                                                                         16,475              24,094
                                                                       --------            --------
ILD Communications, Inc.
         Senior secured debt, due 2001                                    2,000                  --
         Convertible subordinated notes, due 2001                         1,000                  --
                                                                       --------            --------
                                                                          3,000                  --
         Less unamortized debt discount                                     (78)                 --
                                                                       --------            --------
                                                                          2,922                  --
                                                                       --------            --------

              Total debt                                                 19,397              24,094

         Less: Current portion of long-term debt                           (85)             (15,474)
                                                                      --------             --------
              Total long-term debt                                    $ 19,312             $  8,620
                                                                      ========             ========

         On February 15, 1994 the Company issued a $1.0 million, 10.0%, convertible, subordinated note to T.J. Berthel Investments, L.P., whose ownership also controls 7.2% of the Company's outstanding common stock. Interest is payable quarterly and commenced March 31, 1994. The entire principal amount matures on March 31, 1999. The note may be converted by the holder into 160,000 shares of the Company's Common Stock at any time.

         On August 11, 1994 the Company issued its Variable Rate Senior Bridge Notes Due 1996, Series A ("Series A Notes") and 12.5% Senior Bridge Notes Due 1996, Series B ("Series B Notes") to Nomura Holding America Inc. ("Nomura"). The Series B Notes were repaid in full in December of 1995 and the Series A Notes were repaid in November of 1996. The Company issued a warrant which entitled Nomura to purchase 551,954 shares of the Company's common stock, $.01 par value at $4.50 per share (the "Common Stock"). As consideration for extending the maturity date on the Series A Notes the Company lowered the warrant strike price on September 25, 1996 to the then current market value of $3.50. On February 26, 1997, Nomura exercised their warrant in a cashless

INTELLICALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


transaction permitted by the warrant agreement. Accordingly the number of shares that Nomura received in exchange for all of its warrants was 260,356.

         On December 29, 1995 the Company completed the sale of $7.5 million of 8.0% convertible subordinated notes, due December 31, 2000, to Banca Del Gottardo in Lugano, Switzerland with the proceeds used to repay the Series B Notes and for working capital purposes. The notes were issued with warrants to purchase 300,000 shares of the Company's Common Stock. The notes are convertible into 1,785,714 shares of the Company's Common Stock at a price of $4.20 per share. As of December 31, 1996, $3.34 million of the Banca Del Gottardo Notes were converted to 795,233 shares of the Company's Common Stock. In January 1997 an additional $945,000 of the Notes were converted into 224,999 shares of the Company's common stock. Interest is payable semi-annually and commenced June 30, 1996.

         On May  10,  1996 a  majority-owned  subsidiary  of  the  Company,  ILD
Communications, Inc. ("ILD") completed the sale of $1.0 million of 10.0% convertible subordinated notes, due May 10, 2001, to Triad-ILD Partners, L.P. and Morris Telecommunications, LLC in the amounts of $666,666.67 and $333,333.33, respectively. The notes can be converted at the rate of one (1) share of common stock of ILD for each $90.00 of principal then due the holder. Interest is paid quarterly.

         On May 10, 1996 ILD issued Secured Promissory Notes in the aggregate principal amount of $2.0 million with warrants to purchase an aggregate of 7,239 shares of ILD common stock at a price of $0.01 per share. Sirrom Capital
Corporation purchased a note in the original amount of $1.5 million with a warrant to purchase 5,429 shares of common stock and Reedy River Ventures Limited Partnership purchased a note in the original amount of $500,000 with a warrant to purchase 1,810 shares of common stock at a price of $0.01 per share. The notes are payable on May 10, 2001 and bear interest at 13.5% annually. Interest is paid quarterly.

         On November 22, 1996 the Company completed the sale of $5.0 million of 8.0% convertible subordinated notes, due November 22, 2001, to Banca Del Gottardo in Lugano, Switzerland with the proceeds used to repay a portion of the Nomura Series A Notes, and for working capital purposes. The notes were issued with warrants to purchase 200,000 shares of the Company's Common Stock at $5.00 per share. The notes are convertible into one million shares of the Company's Common Stock at a price of $5.00 per share. Interest is payable semi-annually beginning May 1997.

INTELLICALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


         On November 22, 1996 the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Finova Capital Corporation ("Finova") pursuant to which Finova agreed to loan the Company up to $12,000,000 (the "Loan") based on an available borrowing base. The borrowing base consists primarily of call traffic and trade equipment receivables, and inventory, subject to eligibility requirements determined by Finova. Amounts loaned subject to the borrowing base are determined by percentages established in the Loan Agreement, but are within the discretion of Finova. Such percentages are subject to change based on experience and Finova's expectations regarding future collectibility of receivables and usage of inventory.

         The Loan is evidenced by a Secured Revolving Credit Note (the "Note") payable to the order of Finova. Borrowings under the Loan bear interest at the rate of prime plus 1.75%. The interest rate may be decreased prospectively by up to 0.5% based on future profitability of the Company. The Company used the proceeds from the Finova Loan and Gottardo Notes (net of placement fees of $509,406) to repay the remaining balance of its Series A Notes due to Nomura Holding America, Inc in the amount of $12.7 million. Also the Loan has an unused line fee equal to one quarter of one percent (0.25%) per annum of the unused portion of the Total Facility and a facility fee equal to one-half of one percent (0.50%) per annum of the amount of the Total Facility payable on the first anniversary of the Agreement and one each subsequent anniversary thereof. Interest is paid monthly.

         The initial term of the Loan Agreement is three years at which time, unless extended, all amounts then outstanding must be repaid. The Loan Agreement contains prepayment penalties in the event it is terminated prior to expiration of its initial term. The Loan is secured by first and prior liens and security interests encumbering substantially all of the assets of the Corporation,
including  inventory,   equipment,  accounts  receivable,  general  intangibles,
trademarks and tradenames. The Loan Agreement contains various restrictions (including a prohibition against the payment of dividends, limitations on capital expenditures, and restrictions on investments) and financial ratio maintenance requirements (including minimum working capital and net worth requirements). As of December 31, 1996 the Company was in compliance with all required covenants.

         Aggregate maturities of long-term debt in the next few years are $85,000, $28,000, $7.86 million, $4.16 million, and $8.0 million.

INTELLICALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE 3 - STOCKHOLDERS' EQUITY

         Accounting for Stock-based Compensation: In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS No. 123") was issued by the Financial Accounting Standards Board. The statement requires the fair value of stock options and other stock-based compensation issued to employees to either be included as compensation expense in the income statements of companies or the pro-forma effect on net income and earnings per share of such compensation expense to be disclosed in the footnotes to the Company's financial statements beginning in 1996. The Company has elected to adopt SFAS No. 123 on a disclosure basis only. Had compensation cost for the Company's stock option plans been determined based on the fair market value at the grant dates for awards those plans consistent with the method provided by SFAS No. 123, the Company's net loss and net loss per share would have been reflected by the following proforma amounts for the years ended December 31, 1996 and 1995:

                                                Year Ended December 31,
                                                -----------------------
                                                1996               1995
                                                ----               ----

Net loss                   As reported       $4,995,000         $6,139,000
                           Proforma          $5,877,000         $6,500,000

Primary net loss per       As reported               $ .62              $ .80
share                      Proforma                  $ .74              $ .85


     The fair value of each grant is  estimated  on the date of grant  using the
Black-Scholes   Option   pricing  model  with  the  following   weighted-average
assumptions used for grants during the years ended December 31, 1996 and 1995:

                                                  Year Ended December 31,
                                                  -----------------------
                                                 1996                1995
                                                 ----                ----
             Dividend yield                        --                  --
             Expected volatility               65.49%              62.47%
             Risk free interest rate            6.55%               6.55%
             Option term                      9 years             9 years

     The weighted average fair value for all options granted in 1996 and 1995 was $4.06 and $2.89, respectively.

     Stock Option Plans: The Company maintains a Nonqualified Stock Option ("NSO") Plan, an Incentive Stock Option ("ISO") Plan and a Directors' Stock Option ("DSO") Plan (adopted in 1991). The number of shares which may be granted under the NSO and ISO Plans (as amended) and the DSO

INTELLICALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


Plan may not exceed 600,000, 1,525,000, and 350,000, respectively. ISO's and NSO's are exercisable at such times and in such installments as the Organization and Compensation Committee of the Board of Directors (the "Committee") shall determine at the time of grant. In the case of ISO's and DSO's, the option price of the shares cannot be less than the fair market value of the underlying common stock at the date of the grant. In the case of NSO's, the option price is determined by the Committee and cannot be less than 85% of the fair market value of the underlying common stock. Options expire at such time as the Committee shall determine at the time of grant, but in the case of ISO's and DSO's no later than ten years from the grant date. Options vest as follows: 50% on December 31 of the year of grant and 25% on December 31 of each following year. All options granted under the plan in 1994, 1995 and 1996 were issued at fair market value.

NSO PLAN
Stock option activity under the NSO Plan was:

                                                                     Weighted Average
                                                          Shares         Option Price
                                                          ------         ------------
Outstanding at December 31, 1993....................      600,000               $4.61

Activity............................................           --                  --
                                                         --------

Outstanding at December 31, 1994...................       600,000               $4.61

Activity...........................................            --                  --
                                                          -------

Outstanding at December 31, 1995...................       600,000               $4.61

Activity...........................................            --
                                                          -------

Outstanding at December 31, 1996...................       600,000               $4.61
                                                          =======

At December 31, 1996 and 1995, there were no shares available to be granted under the NSO plan.

INTELLICALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


ISO PLAN
Stock option activity under the ISO Plan was:

                                                                   Weighted Average
                                                          Shares       Option Price
                                                          ------       ------------
Outstanding at December 31, 1993...................       654,340             $5.22

Granted............................................       501,900             $7.59

Exercised..........................................        (1,250)            $4.38

Canceled...........................................      (128,675)            $8.01
                                                         --------

Outstanding at December 31, 1994...................     1,026,315             $6.02

Granted............................................       231,080             $3.95

Exercised..........................................       (16,500)            $3.59

Canceled...........................................       (67,575)            $6.44
                                                          -------

Outstanding at December 31, 1995...................     1,173,320             $5.63

Granted............................................       142,000             $4.57

Exercised..........................................       (32,200)            $4.61

Canceled...........................................      (141,505)            $7.85
                                                         --------

Outstanding at December 31, 1996...................     1,141,615             $5.24
                                                        =========

     At December 31, 1996 and 1995, there were 120,685 and 115,180 shares, respectively, available for grant under the ISO Plan.

DSO PLAN
Stock option activity under the DSO Plan was:

                                                                   Weighted Average
                                                          Shares       Option Price
                                                          ------       ------------
Outstanding at December 31, 1993...................      120,000              $6.21

Granted............................................       20,000              $9.25
                                                        --------

Outstanding at December 31, 1994...................     140,000               $6.65

Activity...........................................          --
                                                        -------

Outstanding at December 31, 1995...................     140,000               $6.65

Granted............................................      60,000               $3.50
                                                        -------

Outstanding at December 31, 1996...................     200,000               $5.70
                                                        =======

There were 100,000 shares available for grant at December 31, 1996 and 1995, under the DSO Plan.

INTELLICALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------



OTHER DIRECTORS' OPTIONS

    The Company issued to certain members of the Board of Directors options prior to the establishment of the DSO Plan.

    Stock option activity pursuant to these options was:

                                                                   Weighted Average
                                                          Shares       Option Price
                                                          ------       ------------
Outstanding at December 31, 1993...................       82,500             $11.40

Canceled...........................................      (22,500)            $12.25
                                                         -------

Outstanding at December 31, 1994...................       60,000             $11.08

Activity...........................................           --
                                                         -------

Outstanding at December 31, 1995...................       60,000             $11.08

Activity...........................................           --

Outstanding at December 31, 1996...................       60,000             $11.08
                                                          ======

INTELLICALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


    The following tables summarize information about the fixed-price stock options outstanding at December 31, 1996:

NSO PLAN

                                    Options Outstanding                                        Options Exercisable
                    -------------------------------------------------------       ----------------------------------------
                       Shares        Weighted-Average        Weighted-                   Shares              Weighted-
   Range of          Outstanding        Remaining             Average                Exercisable at           Average
Exercise Prices      at 12/31/96     Contractual Life      Exercise Price                12/31/96          Exercise Price
---------------      -----------     ----------------      --------------                --------          --------------
         $3.625          430,000           6 years             $3.625                   430,000                $3.625

          6.625          100,000           5 years              6.625                   100,000                 6.625

           7.75           70,000           4 years               7.75                    70,000                  7.75
                          ------                                                         ------

  $3.625 - 7.75          600,000         5.6 years              $4.61                   600,000                 $4.61
                         =======                                                        =======



ISO PLAN

                                    Options Outstanding                                        Options Exercisable
                    -------------------------------------------------------       ----------------------------------------
                       Shares        Weighted-Average        Weighted-                   Shares              Weighted-
   Range of          Outstanding        Remaining             Average                Exercisable at           Average
Exercise Prices      at 12/31/96     Contractual Life      Exercise Price                12/31/96          Exercise Price
---------------      -----------     ----------------      --------------                --------          --------------

 $3.375 - 4.50          642,455           7.5 years             $3.894                   562,455              $3.903

  4.625 - 5.75          207,660             7 years              5.279                   172,660               5.247

  6.625 - 8.00          216,500           4.8 years              7.416                   216,500               7.416

        10.375           75,000             7 years             10.375                    75,000              10.375
                         ------                                                           ------

$3.375 - 10.375       1,141,615           6.9 years             $5.239                 1,026,615              $5.342
                      =========                                                        =========

INTELLICALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


DSO PLAN & OTHER DIRECTORS OPTIONS

                                    Options Outstanding                                        Options Exercisable
                    -------------------------------------------------------       ----------------------------------------
                       Shares        Weighted-Average        Weighted-                   Shares              Weighted-
   Range of          Outstanding        Remaining             Average                Exercisable at           Average
Exercise Prices      at 12/31/96     Contractual Life      Exercise Price                12/31/96          Exercise Price
---------------      -----------     ----------------      --------------                --------          -------------
        $3.50            60,000           10 years               $3.50                    60,000                $3.50

         5.75            40,000            6 years                5.75                    40,000                 5.75

         6.25            40,000            7 years                6.25                    40,000                 6.25

        6.625            40,000            6 years               6.625                    40,000                6.625

         7.56            15,000            2 years                7.56                    15,000                 7.56

         9.25            20,000            8 years                9.25                    20,000                 9.25

        11.00            20,000            3 years               11.00                    20,000                11.00

        13.25            25,000            4 years               13.25                    25,000                13.25
                         ------                                                           ------

$3.50 - 13.25           260,000          6.6 years               $6.94                   260,000                $6.94
                        =======                                                          =======



     Stock Option Plans for ILD Communications, Inc.: ILD Communications, Inc. maintains a Non- incentive Stock Option ("NSO") Plan and an Incentive Stock Option ("ISO") Plan. The number of shares which may be granted under the NSO and ISO Plans may not exceed 27,500 shares at an exercise price of $24.20.

NSO PLAN
Stock option activity under the NSO Plan was:

                                                                  Weighted Average
                                                          Shares      Option Price
                                                          ------      ------------
Outstanding at May 10, 1996..........................        --                 --

Granted..............................................     2,325             $24.20
                                                          -----


Outstanding at December 31, 1996.....................     2,325             $24.20
                                                          =====

INTELLICALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


ISO PLAN

Stock option activity under the ISO Plan was:

                                                                  Weighted Average
                                                          Shares      Option Price
                                                          ------      ------------
Outstanding at May 10,1996...........................         --            $24.20

Granted..............................................     19,350            $24.20
                                                          ------


Outstanding at December 31, 1996.....................     19,350            $24.20
                                                          ======

    All options granted were exercisable at December 31, 1996. At December 31, 1996 there were 5,825 shares available to be granted. Options granted vested immediately.


EMPLOYEE STOCK PURCHASE PLAN FOR INTELLICALL

     On November 16, 1995 the Company adopted the Intellicall Employee Stock Purchase Plan (the "ESPP"). After the offering period ending December 31, 1996, there remain authorized and available for sale to employees an aggregate of 275,108 shares of the Company's common stock. The maximum number of shares subject to each option under the ESPP is determined on the date of grant and equals the sum of the payroll deductions authorized by each participating employee (up to 10.0% of regular pay) divided by 85.0% of the lower of the fair market value of a share of common stock on either the first or last trading day of each offering period. Each offering period is approximately six months in duration and commences on the first trading day on or after January 1 and terminates on the last trading day ending the following June 30, or commences on the first trading day on or after July 1 and terminates on the last trading day ending the following December 31. Under the ESPP, 5,967 shares were issued at $2.87 per share for the offering period ended December 31, 1995, 9,927 shares at $3.08 for the offering period ended June 30, 1996 and 8,998 shares at $4.675 for the offering period ended December 31, 1996.

     Common Stock: At December 31, 1996, there were 3,664,254 shares of common stock reserved for options and warrants.

     Preferred Stock: There was no preferred stock outstanding at December 31, 1996 or 1995. Shares of preferred stock can be issued at any time upon authorization by the Board of Directors, with preferences, rights, dividends and voting powers to be determined by the Board of Directors.

     Common Stock Purchase Warrants: In July 1992, the Company issued to a senior note lender a common stock purchase warrant entitling the holder to purchase 93,023 shares of the Company's common stock, exercisable at $.01 per share. On November 14, 1994, the senior note lender exercised the warrant to purchase 93,023 shares of the Company's common stock. In connection with the August 11, 1994 refinancing discussed in Note 2, the Company issued a warrant to Nomura entitling the holder

INTELLICALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


to purchase 551,954 shares of the Company's common stock, exercisable at $4.50. As consideration for extending the maturity date on the Series A Notes the Company lowered the warrant strike price on September 25, 1996 to the then current market value of $3.50. On February 26, 1997, Nomura exercised their warrant in a cashless transaction permitted by the warrant agreement. Accordingly the number of shares that Nomura received in exchange for all of its warrants was 260,356.

     In connection with the December 29, 1995 subordinated debt issuance discussed in Note 2, the Company issued a Warrant to Banca Del Gottardo ("Gottardo") entitling the holder to purchase 300,000 shares of common stock, exercisable at $4.20 per share.

     In connection with the issuance of the Notes the Company issued an additional Warrant to purchase 200,000 shares of common stock (the "Additional Warrant"). The exercise price for the Additional Warrant is the same price as for the Gottardo Warrants.

     In November 1996, the Company issued additional subordinated debt to Banca Del Gottardo ("Gottardo") with warrants to purchase 200,000 shares of common stock at $5.00 per share. In addition to the 200,000 shares an additional warrant to purchase 150,000 shares at $5.00 was also issued.

     At the completion of the sale of convertible subordinated notes, ILD issued a warrant to the holder of the note to purchase 7,239 shares of common stock at $.01 per share. Also, ILD issued a warrant of 6,000 shares to Triad to purchase at $90.00 per share.

INTELLICALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


NOTE 4 - INCOME TAXES

     Differences between the income tax benefit calculated using the statutory federal income tax rate and the actual income tax benefit are (in thousands):

                                                                  Year Ended December 31
                                                                  ----------------------
                                                              1996          1995         1994
                                                              ----          ----         ----
Income tax benefit at the statutory rate...........        $(1,731)     $ (2,087)    $ (4,918)

Amortization of cost in excess of net assets

     of acquired businesses........................             31            31           31

Other:

   Refund of federal income taxes..................           (622)           --           --

   Income from non-consolidated subsidiary.........           (101)           --           --

   Operating loss not benefitted...................          2,423         2,056        4,887
                                                          --------      --------     --------

Income tax benefit.................................       $     --      $     --     $     --
                                                          ========      ========     ========


    The tax effect of temporary differences that give rise to a significant portion of deferred tax assets and deferred tax liabilities consisted primarily of timing differences in the recognition of license fee revenues and related costs, provisions for doubtful accounts in excess of write-offs, warranty costs, legal fees, gain or loss on sale of assets, software development and operator services costs, and excess tax depreciation.

    At December 31, 1996 the Company has net operating loss carryforwards of $36.6 million for federal income tax reporting purposes. Such carryforwards, which may provide future tax benefits, do not expire before 2007. Additionally, in conjunction with the Alternative Minimum Tax ("AMT") rules, the Company has available minimum tax credit carryforwards for tax purposes of $125,000, which may be used indefinitely to reduce regular Federal Income taxes.

    The Company received no income tax refunds in 1995 or 1994. The Company received a net tax refund of $1.3 million in 1996. The Company received the refund as a result of a ten-year carryback claim under Section 172(f) of the Internal Revenue Code. The refund was associated with a claim of $4,534,487 of Net Operating Loss. The Company also used $448,459 of its Alternative Minimum Tax ("AMT") credit, the result of being subject to AMT in the fiscal year ended June 30, 1989.

INTELLICALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


         Significant components of the Company's deferred tax assets and deferred tax liabilities under SFAS 109 are (in thousands):

                                                                December 31,
                                                                ------------
                                                          1996                1995
                                                          ----                ----

Deferred tax assets:

     Other reserves and accruals.....................    $1,628             $2,522

     Net operating loss carryforwards................    12,791             11,524

     Unused alternative minimum credits..............       125                575
                                                         ------             ------

 Total gross deferred tax assets.....................    14,544             14,621
                                                         ------             ------



Deferred tax liabilities:

     Bad debt reserves...............................      (421)              (307)

     Deferred revenue................................       (12)              (320)

     Depreciation and amortization...................    (1,226)            (1,263)
                                                         ------             ------

Total gross deferred tax liabilities.................    (1,659)            (1,890)
                                                         ------             ------



Less valuation allowance.............................   (12,885)           (12,731)
                                                        =======            =======


Net deferred tax assets..............................  $     --           $     --
                                                       ========           ========


The  valuation   allowance  on  deferred  tax  assets   reflects  the  Company's
uncertainty regarding realization of such assets due to recent operating loss trends.


NOTE 5 - NET LOSS PER COMMON AND COMMON EQUIVALENT SHARE

    Net loss per common and common equivalent share is based on the weighted average number of common shares outstanding during 1996, 1995 and 1994. The weighted average common and common equivalent shares outstanding were 8,024,000, 7,672,000 and 7,571,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

    Primary per share amounts have been computed by dividing net loss by the weighted average number of common and common equivalent shares outstanding during each period. Outstanding common stock options and warrants were considered a common stock equivalent for purposes of computing weighted average shares outstanding. In loss periods, common stock equivalents have been excluded from the per share calculation since they are anti-dilutive. Although the total number of common shares obtainable upon exercise of outstanding options and warrants exceeds 20% of the number of common shares outstanding at December 31, 1996, the treasury stock method was not used

INTELLICALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


for purposes of computing weighted average shares outstanding since the effect was anti-dilutive.


NOTE 6 - COMMITMENTS

    The Company leases its office space and manufacturing facility under operating leases. The manufacturing facility lease contains a renewal option for an additional 60 months at the market rental rate upon expiration of the initial lease term.

    Future minimum rental commitments under noncancelable operating leases are (in thousands):

    1997...........................................................     $  540
    1998...........................................................        420
    1999...........................................................        420
    2000...........................................................        398
    2001...........................................................        329
                                                                           ---
                                                                        $2,107
                                                                        ======

    Total operating lease expense was $840,000, $765,000 and $1,242,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

INTELLICALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


NOTE 7 - LICENSE FEES RECEIVABLE

    License fees for automated operator systems are prepaid. Prior to 1994, the Company generally financed license fees over five years and recorded such fees upon shipment of systems at an amount discounted to reflect market rates of interest ranging from 9.75% to 11.25%. Interest income is recognized using the effective yield method.

    Information pertaining to the license fees receivable is (in thousands):

                                                                   December 31,
                                                                   ------------
                                                               1996           1995
                                                               ----           ----
Gross license fees receivable..............................   $ 1,630       $ 2,397

Less:  Unearned income.....................................      (215)         (298)

         Allowance for doubtful accounts, non-current......      (370)         (414)
                                                               ------        ------

Net license fees receivable................................     1,045         1,685

Less:  Current portion.....................................    (1,045)       (1,432)
                                                               ------        ------

Net license fees receivable, non-current...................   $    --       $   253
                                                              =======       =======


    The decline in future minimum license fees receivable is due to the decline in the licensing of microautomated operator systems since the initial peak during 1989 and 1990, and efforts by the Company to accelerate the receipt of license payments by establishing certain incentives to prepay license fees.

INTELLICALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------



NOTE 8 - LITIGATION AND CONTINGENCIES

         The Company is subject to various legal proceedings arising out of the ordinary conduct of its business. It is the opinion of the management of the Company that the ultimate disposition of these proceedings will not have a material adverse effect on the Company's financial condition and results of operations.

                                                     INTELLICALL, INC.
                                      SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                      (IN THOUSANDS)

                                                                 Additions
                                                    -----------------------------------
                                         Balance at
                                         Beginning  Charged to Costs   Charged to Other   Deductions-  Balance at End
            Description                  of Period    and Expenses   Accounts - Describe   Describe      of Period
------------------------------------     ---------    ------------   -------------------   --------      ---------

Year Ended December 31, 1996:
    Allowance for doubtful
      accounts - receivable.........      $     718     $    172        $      --         $   (830)(a)   $    60
                                          =========     ========        =========         ========       =======

    Allowance for doubtful
      accounts - license fees receivable
      non-current...................      $     414     $     --        $      --         $    (44)(a)   $   370
                                          =========     ========        =========         ========       =======

    Allowance for doubtful accounts
    notes - receivable..............      $  2,718      $     --        $      --         $   (956)(a)   $ 1,762
                                          ========      ========        =========         ========       =======

    Allowance for doubtful accounts
    call traffic....................      $  2,542      $  3,621        $      --         $  2,983(a)(e) $ 3,180
                                          ========      ========        =========         ========       =======

Year Ended December 31, 1995:
    Allowance for doubtful
    accounts - receivable...........      $  2,570      $    714        $      --         $  2,566(a)    $   718
                                          ========      ========        =========         ========       =======

    Allowance for doubtful
    accounts - license fees receivable
    non-current.....................      $    523      $    412        $      --         $    521(a)    $   414
                                          ========      ========        =========         ========       =======

    Allowance for doubtful
    accounts - investment in sales-type
    leases, non-current.............      $     14      $     --        $      --         $     14(a)    $    --
                                          ========      ========        =========         ========       =======

    Allowance for doubtful accounts
    call traffic....................      $  2,550      $  2,530        $     231(b)      $  2,769(a)    $ 2,542
                                          ========      ========        =========         ========       =======

    Allowance for doubtful accounts
    notes - receivable..............      $  2,683      $     --        $   1,190(d)      $  1,155(a)(b) $ 2,718
                                          ========      ========        =========         ========       =======

Year Ended December 31, 1994:
    Allowance for doubtful
      accounts - receivable.........      $  3,968      $  3,171        $      --         $  4,569(a)    $ 2,570
                                          ========      ========        =========         ========       =======

    Allowance for doubtful
      accounts - license fees receivable
      non-current...................      $    548      $    645        $      --         $    670(a)    $   523
                                          ========      ========        =========         ========       =======

    Allowance for doubtful
      accounts - investment in sales-type
      leases, non-current...........      $    102      $     17        $      --         $    105(a)    $    14
                                          ========      ========        =========         ========       =======

    Allowance for doubtful accounts
      call traffic..................      $  3,688      $  3,146        $      --         $  4,284(a)    $ 2,550
                                          ========      ========        =========         ========       =======

    Allowance for doubtful accounts
      notes - receivable............      $     --      $  1,500        $   1,183(c)      $     --       $ 2,683
                                          ========      ========        =========         ========       =======

(a) Write-off of uncollectible accounts.
(b) Includes $231,000 reclassified to allowance for doubtful accounts call traffic.
(c) Includes $924,000 charge to contra-asset and $259,000 charge from a liability account.
(d) Includes $1.1 million reserved directly against another asset and $89,000 of interest  payments used to build reserve instead of recognizing as revenue.
(e) Includes $912,000 reserved directly against another asset.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 13 (d) OF THE SECURITIES ACT OF 1934
   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996,


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ___________.


Commission file number 1-0588


                               INTELLICALL, INC.
             (Exact name of registrant as specified in its charter)




                                    EXHIBITS

                                 EXHIBIT INDEX


Exhibit
Number                             Description of Exhibit

(a)3.1                 Certificate of Incorporation of the Company
                       and all amendments
                       thereto through December 31, 1992.
(c)3.2 Amendment to Certificate of Incorporation raising the authorized common stock from 10,000,000 shares to 50,000,000 shares.
(f)3.3 Amendment to Certificate of Incorporation lowering the authorized common stock from 50,000,000 shares to 20,000,000 shares.
(b)3.4                 By-laws of the Company, as amended.
(a)4.1                 Specimen certificate for Common Stock of
                       the Company.
(f)10.1                Intellicall, Inc. 1991 Stock Option Plan,
                       as amended.
(b)10.2                Form of Incentive Stock Option Agreement.
(b)10.3                Form of Nonqualified Stock Option Agreement.
(b)10.4                Form of Director Stock Option Agreement.
(f)10.5                Form of 1995 Employee Stock Purchase Plan.
(b)10.6 ADREC Development and License Agreement, dated as August 2, 1990, between VCS Industries, Inc. d/b/a Voice Control Systems and the Company.
(b)10.7                Amended   and   Restated   Patent   License
                       Agreement dated as of January 1, 1992, between the Company and MessagePhone, Inc.
(b)10.8 Registration Rights Agreement dated as of July 31, 1992, between the Company and The Prudential Insurance Company of America.
(d)10.9 Amended and Restated 10% Convertible Subordi-nated Note Due 1999 dated August 11, 1994 with T.J. Berthel Investments, L.P.

(c)10.10               Registration Rights Agreement dated February
                       14, 1994, among between the Company and T.J.
                       Berthel Investments, L.P.
(e)10.11               Note  and  Warrant  Purchase,   Paying  and
                       Conversion/Exercise     Agency    Agreement
                       entered  into on December  22, 1995 between
                       Banca Del Gottardo and the Company.
(e)10.12               Form of 8%  Convertible  Subordinated  Note
                       executed   by  the  Company  to  Banca  Del
                       Gottardo dated December 22, 1995.
(e)10.13               Form of Banca Del Gottardo Warrants entered
                       into on December 22, 1995 between Banca Del
                       Gottardo and the Company.
(g)10.14               Loan and Security Agreement executed with
                       Finova Capital Corporation.
(g)10.15               Secured  Revolving  Credit Note made
                       payable to Finova  Capital  Corporation  in
                       the    original    principal    amount   of
                       $12,000,000.
(g)10.16               Note and Warrant Purchase, Paying and Conver-
                       sion/Exercise Agency Agreement executed with
                       Banca del Gottardo.
(g)10.17               Form of 8% Convertible Suborginated Notes
                       (included within Exhibit 10.16).
(g)10.18               Form of Warrants issued with Notes (included
                       within Exhibit 10.16).
  ++21.1               Subsidiaries of the Company.
  ++23.1               Consent of Independent Accountants.
  ++27.1               Financial Data Schedule.

++           Filed herewith.
(a)          Incorporated by Reference from the Company's Form S-1 filed August
             28, 1987, file no. 33-15723.
(b)          Incorporated by reference from the Company's  Annual Report on Form
             10-K for the fiscal year ended December 31, 1991.
(c)          Incorporated by reference from the Company's  Annual Report on Form
             10-K for the fiscal year ended December 31, 1993.
(d)          Incorporated  by reference from the Company's  Quarterly  Report on
             Form 10-Q for the quarter ended June 30, 1994.
(e)          Incorporated by reference from the Company's Current Report on Form
             8-K (Date of Earliest Event Reported - December 28, 1995).
(f)          Incorporated by reference from the Company's  Annual Report on Form
             10-K for the fiscal year ended December 31, 1995.
(g)          Incorporated by reference from the Company's Current Report on Form
             8-K (Date of Earliest Event Reported - November 22, 1996).
         (b)      Reports on Form 8-K.

                  One report on Form 8-K was filed during the last fiscal quarter of 1996 (Date of Report - November 22, 1996) reporting on Item 5. Other Events.