Form 10-Q
period 1997-03-31
INTELLICALL INC
filed 1997-05-15
CIK 818674

------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

         Yes   X                                                       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                Outstanding at
               Class                                              May 12,1997
Common Stock $.01 par value                                        9,292,931
-------------------------------------------------------------------------------

INDEX

INTELLICALL, INC.

Part I.    Financial Information

  Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheets at March 31, 1997
           (Unaudited) and December 31, 1996..................................1

           Consolidated  Statements of  Operations  for each of the three month periods ended March 31, 1997 and 1996
           (Unaudited)........................................................2

           Consolidated  Statements  of Cash  Flows for each of the three month periods ended March 31, 1997 and 1996
           (Unaudited)........................................................3

           Notes to Consolidated Financial Statements.........................4

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................9

Part II.   Other Information

  Item 6.  Exhibits and Reports on Form 8-K..................................13

Signatures...................................................................14

Part I.  Financial Information
     Item 1.  Consolidated Financial Statements

INTELLICALL, INC.
       CONSOLIDATED BALANCE SHEETS
       (in thousands, except share amounts)

                                                March 31, 1997      December 31, 1996
                                                --------------      -----------------
                                                 (Unaudited)
ASSETS
Current assets:
      Restricted cash                              $     17             $     15
      Cash and cash equivalents                       2,421                2,271
      Receivables, net                               20,935               22,499
      Inventories                                     8,394                7,902
      Other current assets                            1,538                1,684
                                                   --------             --------

      Total current assets                           33,305               34,371

Fixed assets, net                                     1,999                1,964
Notes receivable, net                                 1,422                  992
Intangible assets, net                                  906                  928
Capitalized software costs, net                       4,824                4,904
Other assets, net                                     2,336                2,095
                                                   --------             --------
                                                   $ 44,792              $45,254
                                                    =======              =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                              $  7,189           $   6,064
      Dealer payable                                   3,670               3,737
      Deferred debit card revenue                        815               1,028
      Accrued liabilities                              1,396               1,451
      Current portion of long-term debt                   85                  85
                                                   ---------            --------

      Total current liabilities                       13,155              12,365

Long-term debt                                        18,454              19,312
Deferred revenue                                         244                 595
Other liabilities                                        200                 200
Minority Interest                                        132                 113
                                                    --------            --------

      Total liabilities                               32,185              32,585
                                                    --------            --------

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000
      shares authorized; none issued                      --                  --
  Common stock, $.01 par value; 20,000,000
      shares authorized; 9,317,839 and 8,646,278
      shares issued, respectively                         93                  87
  Additional capital                                  53,260              51,602
  Less common stock in treasury, at cost;
      24,908 shares                                     (258)               (258)
  Accumulated deficit                                (40,488)            (38,762)
                                                    --------             -------
      Total stockholders' equity                      12,607              12,669
                                                    --------             -------
                                                    $ 44,792            $ 45,254
                                                    ========            =========

See notes to consolidated financial statements.

INTELLICALL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                1997                    1996
                                                ----                    ----
Revenues and sales:
         Service revenues                    $  19,882               $  12,979
         Equipment sales                         3,272                   4,251
                                               -------                 -------
                                                23,154                  17,230
                                               -------                 -------

Cost of revenues and sales:
         Service revenues                       17,887                  11,131
         Equipment sales                         3,617                   3,669
                                               -------                 -------
                                                21,504                  14,800
                                               -------                 -------

Gross profit
         Service revenues                        1,995                   1,848
         Equipment sales                          (345)                    582
                                                ------                 -------
                                                 1,650                   2,430

Selling, general and administrative expenses     2,630                   2,536
Provision for doubtful accounts                    104                      81
Research and development expenses                  119                     140
                                               -------                 -------

Operating loss                                  (1,203)                   (327)

Interest income                                     96                     101
Interest expense                                  (600)                   (772)
Minority interest                                  (19)                     --
                                               -------                 -------

Net loss                                    $   (1,726)              $    (998)
                                            ==========               =========

Net loss per common and common
     equivalent share                       $    (.19)               $    (.13)
                                            ---------                ---------

Weighted average number of common and common
equivalent shares outstanding                   9,001                   7,684
                                            =========                ========


See notes to consolidated financial statements.

INTELLICALL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

                                                                              THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                          1997                   1996
                                                                          ----                   ----
Operating Activities:
   Net loss                                                           $  (1,726)              $   (998)

   Adjustments  to  reconcile  net loss to
     net cash  provided by operating activities:
     Depreciation and amortization                                          992                    966
     Provision for doubtful accounts                                        104                     81
     Provision for inventory                                                 --                     18
     Minority interest in income of ILD                                      19                     --

     Changes in operating assets and liabilities:
       Restricted cash                                                       (2)                   482
       Receivables                                                        1,150                   (189)
       Inventories                                                         (492)                  (297)
       Other current assets                                                 125                   (536)
       License fee receivable                                                59                    218
       Investment in sales type leases                                       70                    353
       Notes receivable                                                    (263)                   635
       Accounts payable                                                   1,058                    745
       Accrued liabilities                                                 (268)                  (145)
       Deferred revenues                                                   (351)                   (87)
       Other                                                                121                   (719)
                                                                        -------                -------

Net cash provided by operating activities                                   596                    527

Investing activities:
         Purchase of equipment                                             (250)                  (180)
         Capitalized software                                              (475)                  (500)
                                                                        -------                -------

Net cash used in investing activities                                      (725)                  (680)

Financing activities:
         Proceeds from borrowings on long-term debt                          66                     --
         Principal payments on long-term debt                               (21)                  (129)
         Proceeds from issuance of stock under stock option plans           234                     17
                                                                        -------                -------

Net cash provided by (used in) financing activities                         279                   (112)

Net increase (decrease) in cash and cash equivalents                        150                   (265)
Cash and cash equivalents at beginning of period                          2,271                    613
                                                                        -------                -------

Cash and cash equivalents at end of period                            $   2,421              $     348
                                                                      =========              =========

Supplemental cash flow information:
         Interest paid                                                $    323               $     507
                                                                      ========               =========

Supplemental non cash information:
         Conversion of debt to equity                                 $    945               $      --
                                                                      ========               =========

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

     The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results of operations for the full year 1997. The consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     Statement Presentation. Certain prior year amounts have been reclassified to conform to current year presentation.

     Software Development Costs. The Company capitalizes costs related to the development of certain software products. In accordance with Statement of Financial Accounting Standards No. 86, capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Amortization is computed on an individual product basis based on the products' estimated economic life using the straight line method, not to exceed four years.

     The amounts of software development costs capitalized in the first quarter of 1997 and 1996 were $475,000 and $500,000, respectively. The Company recorded $555,000 and $380,000 of software amortization expense for the three months ended March 31, 1997 and 1996, respectively.

     Cash and Cash Equivalents. For purposes of the balance sheets and statements of cash flows, cash and cash equivalents include short-term liquid investments purchased with remaining maturities of three months or less.

     Earnings per Share: In February 1997, the Financial Accounting Standards Board issued FAS No. 128, Earnings per Share ("FAS 128"), which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Effective December 31, 1997, the Company will adopt FAS 128, which establishes standards

                                INTELLICALL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




for computing and presenting earnings per share (EPS). The statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, converted into or resulted in the issuance of common stock that then shared in the earnings of the entity. For the three months ended March 31, 1997 and 1996, calculated basic and diluted earnings per share equals earnings per share shown on the face of the consolidated statements of operations.

     Other. The allowance for doubtful accounts was $3.3 million at March 31, 1997, and $3.2 million at December 31, 1996.

                                INTELLICALL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 2 - LONG-TERM DEBT AND LINE OF CREDIT

     As of March 31, 1997 and December 31, 1996, the Company's debt consisted of the following (in thousands):

                                                                         March 31,         December 31,
                                                                           1997                1996
                                                                           ----                ----
Intellicall, Inc.
         8% Convertible subordinated notes, due 2000                    $   3,215          $    4,160
         8% Convertible subordinated notes, due 2001                        5,000               5,000
         Convertible subordinated note, due 1999                            1,000               1,000
         Asset-based note collateralized by certain assets, due 1999        6,928               6,862
         Installment note, due 1998                                            92                 113
                                                                         --------            --------
                                                                           16,235              17,135
         Less unamortized debt discount                                      (626)               (660)
                                                                         --------            --------
                                                                           15,609              16,475
                                                                         --------            --------
ILD Communications, Inc.
         Senior secured debt, due 2001                                      2,000               2,000
         Convertible subordinated notes, due 2001                           1,000               1,000
                                                                          -------            --------
                                                                            3,000               3,000
         Less unamortized debt discount                                       (70)                (78)
                                                                          -------            --------
                                                                            2,930               2,922
                                                                          -------            --------

              Total debt                                                   18,539              19,397

         Less: Current portion of long-term debt                              (85)                (85)
                                                                          -------            --------
              Total long-term debt                                      $  18,454          $   19,312
                                                                        =========          ==========


     On February 15, 1994 the Company issued a $1.0 million, 10.0%, convertible, subordinated note to T.J. Berthel Investments, L.P., which controls 8.9% of the Company's outstanding common stock. Interest is payable quarterly and commenced March 31, 1994. The entire principal amount matures on March 31, 1999. The note may be converted by the holder into 160,000 shares of the Company's common stock at any time.

     On December 29, 1995 the Company completed the sale of $7.5 million of 8.0% convertible subordinated notes, due December 31, 2000, to Banca Del Gottardo in Lugano, Switzerland. The notes were issued with warrants to purchase 300,000 shares of the Company's Common Stock $.01 par value (the "Common Stock"). The notes are convertible into 1,785,714 shares of the Company's Common Stock at a price of $4.20 per share. As of March 31, 1997, $4.3

                                INTELLICALL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




million of the Banca Del Gottardo Notes were converted into 1,020,232 shares of the Company's Common Stock. Interest is payable semi-annually and commenced June 30, 1996.

     On May 10, 1996 a majority-owned subsidiary of the Company, ILD Communications, Inc. ("ILD") completed the sale of $1.0 million of 10.0% convertible subordinated notes, due May 10, 2001, to Triad-ILD Partners, L.P. and Morris Telecommunications, LLC in the amounts of $666,666.67 and $333,333.33, respectively. The notes can be converted at the rate of one (1) share of common stock of ILD for each $90.00 of principal then due the holder. Also issued with the notes was a warrant to purchase 6,000 shares at $90.00 per share. Interest is paid quarterly.

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

     On November 22, 1996 the Company completed the sale of $5.0 million of 8.0% convertible subordinated notes, due November 22, 2001, to Banca Del Gottardo in Lugano, Switzerland. The notes were issued with warrants to purchase 200,000 shares of the Company's Common Stock at $5.00 per share. The notes are convertible into one million shares of the Company's Common Stock at a price of $5.00 per share. Interest is payable semi-annually beginning May 1997.

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

                                INTELLICALL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




The interest rate may be decreased prospectively by up to 0.5% based on future profitability of the Company. The Company used the proceeds from the Finova Loan and Gottardo Notes (net of placement fees of $509,406) to repay the remaining balance of its Series A Notes due to Nomura Holding America, Inc in the amount of $12.7 million. Also the Loan has an unused line fee equal to one quarter of one percent (0.25%) per annum of the unused portion of the Total Facility and a facility fee equal to one-half of one percent (0.50%) per annum of the amount of the Total Facility payable on the first anniversary of the Agreement and annually thereafter.

     The initial term of the Loan Agreement is three years at which time, unless extended, all amounts then outstanding must be repaid. The Loan Agreement contains prepayment penalties in the event it is terminated prior to expiration of its initial term. The Loan is secured by first and prior liens and security interests encumbering substantially all of the assets of the Company, including inventory, equipment, accounts receivable, general intangibles, trademarks and tradenames. The Loan Agreement contains various restrictions (including a prohibition against the payment of dividends, limitations on capital expenditures, and restrictions on investments) and financial ratio maintenance requirements (including minimum working capital and net worth requirements). As of March 31, 1997 the Company was in compliance with all required covenants.


NOTE 3 - INVENTORY

     As of March 31, 1997 and December 31, 1996, the Company's inventory consisted of the following (in thousands):
                                              March 31,         December 31,
                                                1997               1996
                                                ----               ----

         Raw materials                      $     3,551         $    4,850
         Work-in-process                          2,614                511
         Finished goods                           2,229              2,541
                                               --------           --------
              Total inventory               $     8,394         $    7,902
                                            ===========         ==========

                                INTELLICALL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 4 - LITIGATION

     In April 1997, U.S. Long Distance, Inc. ("USLDI") filed a Second Amended Complaint against the Company. The case is pending in the United States District Court for the Western District in San Antonio, Texas. The complaint seeks actual damages of $4.0 million, exemplary damages, attorney's fees and interest for the Company's alleged tortious interference of USLDI's existing and prospective contractual relationships with PhoneTel Technologies, Inc. ("PhoneTel"). The Second Amended Complaint alleges the Company and its then subsidiary, Intellicall Operator Services, Inc. interfered with USLDI's existing contractual relationship with PhoneTel, another defendant, when PhoneTel executed an operator services agreement with the Company and its subsidiary. The Company intends to vigorously contest the allegations contained in the Second Amended Complaint.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements - Cautionary Statements

     This Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the
"Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Specifically, all statements other than statements of historical facts included in this report regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," and "intend" and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, product introductions and acceptance, technological change, changes in industry practices described herein (the "cautionary statements") and one-time events. Although the Company believes that expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.


Financial Condition

Liquidity and Capital Resources

     During the three months ended March 31, 1997 the Company generated $596,000 of cash from operations including changes in assets and liabilities. The Company invested $250,000 in capital equipment and $475,000 in software and product development. Borrowings under the Company's asset based note agreement with Finova increased $66,000. The net result of such changes described above was a $150,000 increase in cash and cash equivalents.

     The net effect of changes in operating assets and liabilities was an increase in cash of $1.2 million. The primary factors affecting these changes were a decrease in accounts receivable of $1.15 million, and an increase in accounts payable of $1.0 million during the first quarter of 1997 from the balance due at December 31, 1996. The reduction in accounts receivable was principally the result of the seasonal decline in call traffic revenues from the fourth quarter of 1996 to the first quarter of 1997. An increase in inventory balances and a decline in certain accrued expenses and deferred revenue partially offset the changes in accounts receivable and accounts payable.

     The outstanding balance under the Company's 8% convertible subordinated notes, due 2000 declined $945,000 from the conversion into common stock by the holders of such amount of the notes. Such conversion had no effect on the cash position of the Company.

     Absent the changes in operating assets and liabilities and proceeds from financing activities, the Company showed a decline in cash balances of approximately $1.3 million for the first quarter of 1997. The Company's future liquidity will depend on spending levels, working capital turnover, the volume and timing of equipment sales and gross margins. There can be no assurances that the Company's efforts to maintain or enhance liquidity will be successful, and, under certain circumstances, the Company may be required to limit its operations, dispose of certain assets, consider the sale of additional equity, or take other actions as considered necessary.


Results of Operations

     Service Revenues. Service revenues for the first quarter ended March 31, 1997 increased $6.9 million to $19.9 million, compared to $13.0 million for the same period in 1996. The table below provides a detailed analysis of service revenues by type for the quarters ended March 31, 1997 and 1996.

                                                         Three Months Ended
                                                              March 31,
                                                        1997             1996
                                                        ----             ----

     Call traffic revenue........................     $11,057            $9,022
     Long-distance resale........................       1,108               824
     Operator services...........................       6,330             2,335
     Prepaid calling services....................       1,387               798
                                                      -------           -------
                                                      $19,882           $12,979
                                                      =======           =======

     Call traffic revenues were $2.0 million higher in the first quarter of 1997 compared to the first quarter of 1996. The increase reflects a higher number of pay telephones utilizing the "Intelli*Star" automated operator services technology from 57,669 to 61,986 and an increase in the volume of call revenues processed under the Company's "Jail*Star" inmate services program. Partially offsetting increases from the higher base of reporting phones was a decline in the number of calls processed per payphone.

     Long-distance revenues were $284,000 higher in the three months ended March 31, 1997 compared to the three months ended March 31, 1996. The revenue growth resulted from a greater number of customers purchasing long-distance services in 1997.

     Operator service revenues increased $4.0 million for the three months ended March 31, 1997 compared to the same three month period in 1996. The addition of a significant new customer in April of 1996 resulted in revenue of $1.9 million for the three months ended March 31, 1997. On April 1, 1996 the Company entered into a new operating arrangement with its third party operator service provider. The new agreement contractually changes the methods by which the Company receives payment for call traffic and pays for services rendered. Based on the terms of the new contract, beginning April 1, 1996 the Company began recording operator services call traffic at its gross amount, and recording the costs for services provided as cost of sales. The Company believes the new contractual arrangements warrant the gross presentation of revenues. The effect of the change on the first quarter of 1997 was to increase reported revenue approximately $2.5 million.

     Gross profits from services were $2.0 million or 10.0% of the related revenues for the three months ended March 31, 1997. Percentage gross profits in 1996 were 14.2% of related revenues. The decline in gross profit percentages is primarily the result of the higher number of inmate services customers upon which the Company earns a lower profit margin. In addition, the change in the arrangement for operator services caused a decline in percentage profits, although absolute values remained consistent.

     Equipment Sales. The Company's equipment sales were $3.3 million and $4.3 million in the three months ended March 31, 1997 and 1996, respectively. The following table presents an analysis of sales to the Company's primary markets (in thousands):

                                                       Three Months Ended
                                                            March 31,
                                                     1997               1996
                                                     ----               ----

     Independent payphone providers..........     $ 3,245              $ 3,087
     International...........................          17                  867
     Regulated...............................          10                  297
                                                  -------              -------
       Total equipment sales.................     $ 3,272              $ 4,251
                                                  =======              =======

     The decline in equipment sales is principally attributable to lower international shipments in the first quarter of 1997 compared to the first quarter of 1996 partially offset by higher sales to independent payphone providers. The improvement in independent payphone provider sales is a reflection of customer acceptance of AstraTel 2, the Company's recently introduced line- powered phone.

     Gross loss from equipment sales was $345,000 (10.5% of related sales) for the three months ended March 31, 1997 as compared to a gross profit of $582,000 (13.7% of related sales) for the three months ended March 31, 1996. The negative gross margin is attributable to low sales volume and high sales discounts. Compared with the first quarter of 1996, the deterioration in gross margin resulted from an unfavorable sales mix, the decline in sales volume, an increase in software amortization expense and lower prices obtained from sales of the Company's older product lines.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $94,000, for the three months ended March 31, 1997 from the same period ended March 31, 1996. Selling, general and administrative expenses of growth segments of the Company's business, principally ILD and prepaid calling services rose by $159,000. Other SG&A expenses declined by $65,000.

     Research and Development Expenses. Gross spending for research and development decreased $46,000 for the three months ended March 31, 1997, as compared to the same period in 1996. In the first quarter of 1997, the Company capitalized software development costs of $475,000 as compared to $500,000 in the first quarter of 1996.

     Provision for Doubtful Accounts. During the quarter ended March 31, 1997 the Company reserved $104,000 for doubtful accounts as compared to $81,000 in the same quarter in 1996.

Part II.         Other Information

Item 1.          Legal Proceedings

     In April 1997, U.S. Long Distance, Inc. ("USLDI") filed a Second Amended Complaint against the Company. The case is pending in the United States District Court for the Western District in San Antonio, Texas. The complaint seeks actual damages of $4.0 million, exemplary damages, attorney's fees and interest for the Company's alleged tortious interference of USLDI's existing and prospective contractual relationships with PhoneTel Technologies, Inc. ("PhoneTel"). The Second Amended Complaint alleges the Company and its then subsidiary, Intellicall Operator Services, Inc. interfered with USLDI's existing contractual relationship with PhoneTel, another defendant, when PhoneTel executed an operator services agreement with the Company and its subsidiary. The Company intends to vigorously contest the allegations contained in the Second Amended Complaint.

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



Date:   May 15, 1997