Form 10-Q
period 1997-06-30
INTELLICALL INC
filed 1997-08-15
CIK 818674

------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

         Yes   X                                                       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              Outstanding at
        Class                                                August 12 ,1997
-----------------------                                      ---------------
Common Stock $.01 par value                                      9,339,201

------------------------------------------------------------------------------

INDEX

INTELLICALL, INC.

Part I.   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets at June 30, 1997
          (Unaudited) and December 31, 1996...................................1

          Consolidated  Statements of  Operations  for each of the three month periods ended June 30, 1997 and 1996
          (Unaudited).........................................................2

          Consolidated Statements of Operations for each of the
          six month periods ended June 30, 1997 and 1996
          (Unaudited).........................................................3

          Consolidated  Statements  of Cash  Flows  for  each of the six month periods ended June 30, 1997 and 1996
          (Unaudited).........................................................4

          Notes to Consolidated Financial Statements..........................6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations..............................................14

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K...................................18

Signatures...................................................................19

Part I.  Financial Information
     Item 1.  Financial Statements

INTELLICALL, INC.
       CONSOLIDATED BALANCE SHEETS
       (in thousands, except  per share amounts)
                                                  June 30, 1997        December 31, 1996
                                                  -------------        -----------------
ASSETS
Current assets:
      Restricted cash                                $     16               $     15
      Cash and cash equivalents                         2,649                  2,271
      Receivables, net                                 21,024                 22,499
      Inventories                                       7,440                  7,902
      Other current assets                              1,406                  1,684
                                                     --------               --------

      Total current assets                             32,535                 34,371

Fixed assets, net                                       2,134                  1,964
Notes receivable, net                                   1,422                    992
Intangible assets, net                                    883                    928
Capitalized software costs, net                         4,794                  4,904
Other assets, net                                       2,318                  2,095
                                                     --------               --------
                                                      $44,086               $ 45,254
                                                     ========                =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                               $  7,813               $  6,064
      Dealer payable                                    4,129                  3,737
      Deferred debit card revenue                         626                  1,028
      Accrued liabilities                               1,410                  1,451
      Current portion of long-term debt                    71                     85
                                                     --------                -------

      Total current liabilities                        14,049                 12,365

Long-term debt                                         18,219                 19,312
Deferred revenue                                          278                    595
Other liabilities                                         200                    200
Minority interest                                         159                    113
                                                     --------                -------

      Total liabilities                                32,905                 32,585
                                                      -------                -------

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000
      shares authorized; none issued                       --                     --
  Common stock, $.01 par value; 20,000,000
      shares authorized; 9,319,339 and 8,646,278
      shares issued, respectively                          93                     87
  Additional paid-in capital                           53,205                 51,602
  Less common stock in treasury, at cost;
      24,908 shares                                      (258)                  (258)
  Accumulated deficit                                 (41,859)               (38,762)
                                                     --------               --------
      Total stockholders' equity                       11,181                 12,669
                                                     --------               --------
                                                     $ 44,086              $  45,254
                                                     ========              =========

See notes to consolidated financial statements.

INTELLICALL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

                                                            Three Months Ended
                                                                 June 30,
                                                      1997                      1996
                                                      ----                      ----
Revenues and sales:
         Service revenues                         $   20,403                 $ 19,792
         Equipment sales                               4,679                    3,728
                                                     -------                  -------
                                                      25,082                   23,520
                                                     -------                  -------

Costs of revenues and sales:
         Service revenues                             18,565                   17,581
         Equipment sales                               4,481                    3,687
                                                     -------                  -------
                                                      23,046                   21,268
                                                     -------                  -------

Gross profit (loss)
         Service revenues                              1,838                    2,211
         Equipment sales                                 198                       41
                                                     -------                  -------
                                                       2,036                    2,252

Selling, general and administrative expenses           2,677                    2,688
Research and development expenses                         77                      182
Provision for doubtful accounts                          147                       81
                                                     -------                  -------
Operating loss                                          (865)                    (699)

Gain on sale of assets                                    --                      572

Interest income                                          133                      142
Interest expense                                        (612)                    (755)

Minority interest                                        (27)                     (29)
                                                     -------                  -------

Net loss                                            $ (1,371)                 $  (769)
                                                    ========                  =======

Net loss per common and common equivalent share     $  (.15)                  $  (.10)
                                                    -------                   -------

Weighted average number of common and common
equivalent shares outstanding                         9,293                     7,843
                                                    =======                   =======

See notes to consolidated financial statements.

INTELLICALL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

                                                            Six Months Ended
                                                                 June 30,
                                                     1997                       1996
                                                     ----                       ----
Revenues and sales:
         Service revenues                         $ 40,285                   $ 32,771
         Equipment sales                             7,951                      7,979
                                                   -------                    -------
                                                    48,236                     40,750
                                                   -------                    -------
Costs of revenues and sales:
         Service revenues                           36,452                     28,712
         Equipment sales                             8,098                      7,356
                                                   -------                    -------
                                                    44,550                     36,068
                                                   -------                    -------

Gross profit (loss)
         Service revenues                            3,833                      4,059
         Equipment sales                              (147)                       623
                                                   -------                    -------
                                                     3,686                      4,682

Selling, general and administrative expenses         5,306                      5,224
Research and development expenses                      196                        322
Provision for doubtful accounts                        252                        162
                                                   -------                    -------

Operating loss                                      (2,068)                    (1,026)

Gain on sale of assets                                  --                        572

Interest income                                        229                        242
Interest expense                                    (1,212)                    (1,526)

Minority interest                                      (46)                       (29)
                                                  --------                    -------

Net loss                                         $  (3,097)                  $ (1,767)
                                                 =========                   ========

Net loss per common and common equivalent share  $   (.34)                   $   (.23)
                                                 --------                    --------

Weighted average number of common and common
equivalent shares outstanding                       9,071                       7,720
                                                 ========                     =======

See notes to consolidated financial statements.

INTELLICALL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

                                                            Six Months Ended
                                                                June 30,
                                                        1997                      1996
                                                        ----                      ----
Operating Activities:
   Net loss                                          $ (3,097)                 $ (1,767)

   Adjustments  to  reconcile  net loss to
     net cash  provided by operating
     activities:
     Depreciation and amortization                      1,876                     1,955
     Provision for doubtful accounts                      252                       162
     Provision for inventory                               18                        36
     Minority interest in income of subsidiary             46                        29

     Changes in operating assets and liabilities:
        Restricted cash                                    (1)                      483
        Receivables                                       563                    (2,308)
        Inventories                                       444                       483
        Other current assets                              236                      (807)
        License fee receivable                             77                       397
        Investment in sales type leases                   150                       188
        Notes receivable                                  (27)
        Accounts payable                                2,140                     3,066
        Accrued liabilities                              (443)                      (44)
        Deferred revenues                                (317)                     (194)
        Other                                              31                      (947)
                                                     --------                  --------

Net cash provided by operating activities            $  1,948                  $  1,917
                                                     --------                  --------






Continued on next page

INTELLICALL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - continued
(in thousands)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                         1997                1996
                                                                         ----                ----
Investing activities:
         Purchase of equipment                                             (606)             (324)
         Capitalized software                                              (891)           (1,100)
                                                                        -------           -------

Net cash used in investing activities                                    (1,497)           (1,424)
                                                                        -------           -------

Financing activities:
         Proceeds from borrowing on long-term debt                           --             2,900
         Issuance of warrant                                                 --               100
         Principal payments on long-term debt                              (312)           (2,119)
         Proceeds from issuance of stock                                    239               166
                                                                        -------           -------

Net cash (used in) provided by financing activities                         (73)            1,047
                                                                        -------           -------

Net increase in cash and cash equivalents                                   378             1,540
Cash and cash equivalents at beginning of period                          2,271               613
                                                                        -------           -------

Cash and cash equivalents at end of period                              $ 2,649           $ 2,153
                                                                        =======           =======

Supplemental cash flow information:
         Interest paid                                                  $   958           $   863
                                                                        =======           =======

Supplemental schedule of noncash investing and financing activities:
         Conversion of long-term debt to common stock                   $   945           $ 1,150
                                                                        =======           =======



See notes to consolidated financial statements.

                                INTELLICALL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)




NOTE 1 - CERTAIN ACCOUNTING POLICIES

     Basis of Presentation. The accompanying consolidated financial statements of Intellicall, Inc. (the "Company") have been prepared in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in annual reports on Form 10-K. In management's opinion, however, all adjustments necessary for a fair presentation of the results of operations for the periods shown have been made and are of a normal and recurring nature.

     The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results of operations for the full year 1997. The consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     Statement Presentation. Certain prior year amounts have been reclassified to conform to the current year presentation.

     Software Development Costs. The Company capitalizes costs related to the development of certain software products. In accordance with Statement of Financial Accounting Standards No. 86, capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Amortization is computed on an individual product basis based on the products' estimated economic life using the straight line method, not to exceed five years.

     The amounts of software development costs capitalized in the second quarter of 1997 and 1996 were $416,000 and $600,000. The Company recorded $446,000 and $387,000 of software amortization expense for the three months ended June 30, 1997 and 1996, respectively.

     For the six months ended June 30, 1997 and 1996, respectively, the Company capitalized $891,000 and $1.1 million. The software amortization expense recorded was $1.0 million and $767,000 for the six months ended June 30, 1997 and 1996.

     Cash and Cash Equivalents. Cash and cash equivalents include short-term liquid investments purchased with remaining maturities of three months or less.

                                INTELLICALL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)




     Earnings per Share. In February 1997, the Financial Accounting Standards Board issued FAS No. 128, Earnings per Share ("FAS 128"), which is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Effective December 31, 1997, the Company will adopt FAS 128, which establishes standards for computing and presenting earnings per share (EPS). The statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, converted into or resulted in the issuance of common stock that then shared in the earnings of the entity. For the three and six months ended June 30, 1997 and 1996, calculated basic and diluted earnings per share equal earnings per share shown on the face of the consolidated statements of operations.

     Disclosures about Segments of an Enterprise and Related Information. In June 1997, FASB issued Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information ("FAS 131"), which is effective for fiscal years beginning after December 15, 1997. Effective January 1, 1998, the Company will adopt FAS 131.

     Other. The allowance for doubtful accounts was $3.3 million at June 30, 1997, and $3.2 million at December 31, 1996.

                                INTELLICALL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)





NOTE 2 - LONG-TERM DEBT AND LINE OF CREDIT

     As of June 30, 1997 and December 31, 1996, the Company's debt consisted of the following (in thousands):

                                                                                    June 30,        December 31,
                                                                                      1997                1996
                                                                                      ----                ----
Intellicall, Inc.
         8% Convertible subordinated notes, due 2000                                $ 3,215            $  4,160
         8% Convertible subordinated notes, due 2001                                  5,000               5,000
         Convertible subordinated note, due 1999                                      1,000               1,000
         Asset-based note collateralized by certain assets, due 1999                  6,598               6,862
         Installment note, due 1998                                                      71                 113
                                                                                  ---------           ---------
                                                                                     15,884              17,135
         Less unamortized debt discount                                                (533)               (660)
                                                                                  ---------           ---------
                                                                                     15,351              16,475
                                                                                  ---------           ---------
ILD Communications, Inc.
         Senior secured debt, due 2001                                                2,000               2,000
         Convertible subordinated notes, due 2001                                     1,000               1,000
                                                                                  ---------           ---------
                                                                                      3,000               3,000
         Less unamortized debt discount                                                 (61)                (78)
                                                                                  ---------           ---------
                                                                                      2,939               2,922
                                                                                  ---------           ---------

              Total debt                                                             18,290              19,397

         Less: Current portion of long-term debt                                        (71)                (85)
                                                                                  ---------           ---------
              Total long-term debt                                                $  18,219          $   19,312
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

     On December 29, 1995 the Company completed the sale of $7.5 million of 8.0% convertible subordinated notes, due December 31, 2000, to Banca Del Gottardo in Lugano, Switzerland with the proceeds used to repay the Nomura Series B Notes and for working capital purposes. The notes were issued with warrants to purchase 300,000 shares of the Company's

                                INTELLICALL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)




common stock. The notes are convertible into 1,785,714 shares of the Company's common stock at a price of $4.20 per share. As of June 30, 1997, $4.3 million of the Banca Del Gottardo Notes has been converted to 1,020,232 shares of the Company's common stock. Interest is payable semi-annually and commenced June 30, 1996.

     On May 10, 1996 a majority owned subsidiary of the Company, ILD Teleservices, Inc. ("ILD"), completed the sale of $1.0 million of 10.0% convertible subordinated notes, due May 10, 2001, to Triad-ILD Partners, L.P. and Morris Telecommunications, LLC in the amounts of $666,666.67 and $333,333.33, respectively. The notes can be converted at the rate of one (1) share of common stock of ILD for each $90.00 of principal then due the holder. Also issued with the notes was a warrant to purchase 6,000 shares at $90.00 per share. Interest is paid quarterly.

     On May 10, 1996 ILD issued Secured Promissory Notes in the aggregate principal amount of $2,000,000 with warrants to purchase an aggregate of 7,239 shares of ILD common stock at a price of $0.01 per share. Sirrom Capital Corporation purchased a note in the original amount of $1,500,000 with a warrant to purchase 5,429 shares of common stock at a price of $0.01 per share and Reedy River Ventures Limited Partnership purchased a note in the original amount of $500,000 with a warrant to purchase 1,810 shares of common stock at a price of $0.01 per share. The notes are payable on May 10, 2001 and bear interest at 13.5% annually. Interest is paid monthly.

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

                                INTELLICALL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)





     The Loan is evidenced by a Secured Revolving Credit Note (the "Note") payable to the order of Finova. Borrowing under the Loan bear interest at the rate of prime plus 1.75%. The interest rate may be decreased prospectively by up to 0.5% based on future profitability of the Company. The Company used the proceeds from the Finova Loan and Gottardo Notes (net of placement fees of $509,406) to repay the remaining balance of its Series A Notes due to Nomura Holding America, Inc in the amount of $12.7 million. Also the Loan has an unused line fee equal to one quarter of one percent (0.25%) per annum of the unused portion of the Total Facility and a facility fee equal to one-half of one percent (0.50%) per annum of the amount of the Total Facility payable on the first anniversary of the Agreement and annually thereafter.

     The initial term of the Loan Agreement is three years at which time, unless extended, all amounts then outstanding must be repaid. The Loan Agreement contains prepayment penalties in the event it is terminated prior to expiration of its initial term. The Loan is secured by first and prior liens and security interests encumbering substantially all of the assets of the Company, including inventory, equipment, accounts receivable, general intangibles, trademarks and tradenames. The Loan Agreement contains various restrictions (including a prohibition against the payment of dividends, limitations on capital expenditures, and restrictions on investments) and financial ratio maintenance requirements (including minimum working capital and net worth requirements). As of June 30, 1997 the Company was in compliance with all required covenants.

NOTE 3 - INVENTORY

     As of June 30, 1997 and December 31, 1996, the Company's inventory consisted of the following (in thousands):
                                               June 30,        December 31,
                                                 1997              1996
                                                 ----              ----

         Raw materials                      $     4,422        $     4,850
         Work-in-process                            253                511
         Finished goods                           2,765              2,541
                                               --------           --------
              Total inventory               $     7,440        $     7,902
                                            ===========        ===========

                                INTELLICALL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)




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

NOTE 5 - ILD COMMUNICATIONS AGREEMENT TO PURCHASE WORLDCOM
OPERATOR SERVICES BUSINESS

     On March 5, 1997 the Company announced that its majority owned subsidiary, ILD Teleservices, Inc. (ILD), entered into a definitive agreement to purchase the operator services business and related assets from WorldCom, Inc. The assets acquired by ILD include the operator services and related long distance customer contracts, operator service centers in San Antonio, Texas, Las Vegas, Nevada and Boca Raton, Florida and switching facilities in Dallas, Texas and Los Angeles, California as well as Worldcom's billing and collection operations, and inmate operator services businesses. ILD will also enter into a long-term operator services agreement with WorldCom to handle the international and domestic operator services requirements of WorldCom. In addition, ILD will enter into a network services contract with WorldCom.

NOTE 6 - SUBSEQUENT EVENT

     On July 21, 1997 (the "Closing Date") the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with four institutional investors (the "Investors") pursuant to which the Investors purchased $4,000,000 of the Company's 7% Series A Convertible preferred stock (the "preferred stock"). The Company utilized the net proceeds from the sale of the preferred stock (approximately $3,800,000) to pay down indebtedness to Finova.

     Commencing 90 days after the Closing Date, the preferred stock, plus all accrued dividends, is convertible into common stock of the Company at the option of each Investor at

                                INTELLICALL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)




a conversion price equal to the lower of $5.05 per share (the "Fixed Conversion Price") or eighty percent (80%) of the average fifteen day trading price preceding the date of conversion (the "Variable Conversion Price"). However, in the event any Investor acquires common stock upon conversion of the preferred stock and the conversion price is based on the Variable Conversion Price, such Investor must pay a fee to the Company as follows:

     a) in the event the issuance of such common stock occurs from 91 to 180 days after the Closing Date, the fee payable to the Company is 25% times the Variable Conversion Price times the number of such shares of common stock; and

     b) in the event the issuance of such common stock occurs from 181 to 365 days after the Closing Date, the fee payable to the Company is 6.25% times the Variable Conversion Price times the number of such shares of common stock.

     Any shares of preferred stock outstanding two years after the Closing Date will automatically convert into common stock.

     The Investors may require the Company to redeem certain shares of preferred stock (i) in the event the number of shares of common stock issuable upon conversion (based on the conversion price in existence from time to time) multiplied by 1.25 would exceed the maximum number of shares of common stock which the Company can issue without shareholder approval pursuant to applicable New York Stock Exchange Guidelines, unless shareholder approval is so obtained within 120 days of such occurrence, (ii) in the event the Company fails to reserve an adequate number of shares of common stock as contemplated by the designation of preferred stock creating the preferred stock (the "Designation"), unless such failure is cured by board of directors and/or shareholder approvals as required, (iii) in the event the Company fails to honor a conversion notice and (iv) in other events as more fully set forth in the Designation. Any redemptions, however, are limited to the Company's borrowing availability under its loan agreement with Finova, as further described below.

     The Designation grants to the Company the option, under certain circumstances, to redeem for cash any shares of preferred stock submitted for conversion if the Variable Conversion Price is less than $4.00 per share and funds are available under the Company's loan agreement with Finova.

     The Company also agreed with the Investors to file a registration statement on the common stock underlying the conversion of the preferred stock and to have such registration statement declared effective by the SEC within ninety days of the Closing Date.

                                INTELLICALL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)





     In conjunction with the issuance of the preferred stock, the Company entered into a Second Amendment to the Loan and Security Agreement with Finova (the "Second Amendment"). The Second Amendment modified one financial covenant and allowed the Company to redeem the preferred stock as contemplated in the Designation if (i) following and giving effect to such redemption the Company shall have excess borrowing availability under its borrowing base of not less than $500,000, and shall have paid in full or made provision for payment in full of all of Company's accounts payable in excess of $500,000 which are outstanding beyond their due date and are not contested in good faith by the Company and all book overdrafts and (ii) at the time of such redemption no event of Monetary Default, as defined in the loan agreement with Finova, and no event which, with notice or passage of time or both, would constitute an event of Monetary Default under the loan agreement with Finova has occurred and is continuing, or would result from such redemption.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements - Cautionary Statements

     This Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the
"Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Specifically, all statements other than statements of historical facts included in this report regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate", "believe", "estimate", "expect," and "intend" and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, product introductions and acceptance, technological change, changes in industry practices described herein "the "cautionary statements") and one-time events. Although the Company believes that expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

Financial Condition

Liquidity and Capital Resources

     During the first half of 1997 the Company generated $1,948,000 of cash from operations and invested $606,000 in capital equipment and $891,000 in software development. Borrowings under the Company's notes decreased $312,000 and cash proceeds from the exercise of stock options totaled $239,000. The net result of such changes described above was a $378,000 increase in cash and cash equivalents.

     An increase in cash of $2.8 million arose from the net effect of changes in operating assets and liabilities. Most significantly was an increase in accounts payable of $2.14 million during the first half of 1997. The equity offering described in Note 6 resulted in a reduction of accounts payables and the outstanding obligation to Finova Capital Corporation.

     The outstanding balance under the Company's 8% convertible subordinated notes, due 2000 declined $945,000 in the first quarter of 1997 from the conversion into common stock by the holders of such amount of the notes. Such conversion had no effect on the cash position of the Company.

     The Company's future liquidity will depend on spending levels, working capital turnover and the volume and timing of equipment sales and gross margins. There can be no assurances that the Company's efforts to maintain or enhance liquidity will be successful, and, under certain circumstances, the Company may be required to limit its operations, dispose of certain assets, consider the sale of additional equity, or take other actions as considered necessary.

Results of Operations

Service Revenues. Service revenues were $20.4 million for the second quarter ended June 30, 1997 compared to $19.8 million for the second quarter in 1996. For the six month period ended June 30, 1997, service revenues were $40.3 million compared to $32.8 million for the six months ended June 30, 1996. The table below provides a detailed analysis of service revenues by type for the three and six month periods ended June 30, 1997 and 1996.

                                                Three Months Ended                              Six Months Ended

                                       June 30, 1997           June 30, 1996          June 30, 1997         June 30, 1996
                                       -------------           -------------          -------------         -------------
Call Traffic Revenue                           $10,611                 $10,977                $21,668               $19,999

Long-distance Resale                             1,101                   1,304                  2,209                 2,128

Operator Services                                7,208                   6,536                 13,538                 8,871

Prepaid Calling Services                         1,483                     975                  2,870                 1,773
                                            ----------                --------               --------              --------

  Total Service Revenues                       $20,403                 $19,792                $40,285               $32,771
                                               =======                 =======                =======               =======


     Call traffic revenues declined $366,000 in the second quarter of 1997 compared to the second quarter of 1996. Revenues increased $1.7 million for the first half of 1997 compared to the first half of 1996. The period to period changes are principally the result of changes in the volume of call revenues processed under the Company's Jail*Star inmate services program. The Jail*Star program was implemented in late 1995, grew significantly in the last part of 1996 and was terminated in mid-June 1997. The growth pattern in Jail*Star revenues primarily accounts for the increase in six month revenues in 1997 compared to 1996. However, revenues from call traffic continue to be negatively impacted by dial-around activity. Such decline is reflected in revenues for the second quarter of 1997 compared to the same period in 1996.

     Operator service revenues were $672,000 and $4.7 million higher for the three and six months ended June 30, 1997 compared to 1996. The differences principally arise from the addition of a significant new customer in April 1996, and a new operating arrangement between the Company and its third party operator service provider entered into on April 1, 1996. The new agreement contractually changed the methods by which the Company receives payment for call traffic and pays for services rendered. Based on the terms of the new contract, beginning April 1, 1996 the Company began recording operator services call traffic at its gross amount, and recording the costs of services provided as cost of sales. The effect of the change on the first quarter of 1997 was to increase reported revenue approximately $2.5 million. Also in April of 1996 the Company began providing services to a new customer accounting for a $2.0 million increase in revenue from the 1996 to 1997 six month period.

     Prepaid calling services increased $508,000 and $1.1 million for the second quarter and six months ended June 30, 1997 as compared to the same time periods in 1996 due to an expanded customer base and higher volume of sales transactions.

     Gross profit from service revenues decreased $373,000 and $226,000 for the three and six months ended June 30, 1997, compared to the three and six months ended June 30, 1996 despite the higher revenues. Second quarter gross profits in 1997 were adversely affected by the following factors: (i) a change in the mix of call traffic from high margin unbundled services to lower margin programs including the Company's inmate services program, (ii) the implementation in April 1996 of the new operator services agreement described above that had the effect of increasing revenues but lowering gross margin percentages, and (iii) higher than expected bad debt charges on automated operator services call traffic.

     Equipment Sales. The Company's equipment sales were $4.7 million and $8.0 million for the three and six months ended June 30, 1997 compared to $3.7 million and $8.0 million for the three and six months ended June 30, 1996. The following table presents an analysis of sales to the Company's primary markets (in thousands):

                                                Three Months Ended                              Six Months Ended

                                       June 30, 1997           June 30, 1996          June 30, 1997         June 30, 1996
                                       -------------           -------------          -------------         -------------
Independent payphone                            $3,877                  $2,646                 $7,122                $5,733
providers

International                                      802                     975                    819                 1,842

Regulated                                           --                     107                     10                   404
                                               -------                --------                  -----                ------

  Total equipment sales                         $4,679                  $3,728                 $7,951                $7,979
                                                ======                  ======                 ======                ======


     The $1.2 million increase in independent payphone sales for the three months ended June 30, 1997 in comparison to the three months ended June 30, 1996 and the $1.4 million increase for the six month period ended June 30, 1997 compared to the same period in 1996 are a reflection of customer acceptance of the Astra*Tel 2 product, the Company's line-powered phone introduced in October 1996.


     Gross profit from equipment sales was $198,000 for the three month ended June 30, 1997 compared to a gross profit of $41,000 for the three months ended June 30, 1996. The slightly higher gross profit reflects higher per unit profits earned on sales of the AstraTel 2 pay telephone compared to earlier products, which was reduced by certain trade-in allowances, temporarily elevated material costs and lower sales prices obtained by the Company upon sale of its older product lines. Gross loss from equipment sales was $147,000 for the six months ended June 30, 1997 in comparison to a gross profit of $623,000 for the six months ended June 30, 1996. The negative gross margin is attributable to lower international and regulated sales which carry a favorable margin, an increase in software amortization expense and lower prices obtained from sales of the Company's older product lines.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $11,000 for the three months ended June 30, 1997 compared to the three months ended June 30, 1996 and increased $82,000 for the six months ended June 30, 1997 compared to the six months ended June 30, 1996. The slight increase is attributable to higher spending at ILD; a subsidiary of Intellicall. Such increases were offset in the second quarter of 1997 by lower expenses at Intellicall.

     Research and Development Expenses. Gross spending for research and development decreased $105,000 and $126,000 for the three and six month periods ended June 30, 1997 to the three and six month periods ended June 30, 1996, respectively. In the first half of 1997, the Company capitalized $891,000 as compared to $1.1 million in the first half of 1996. With the introduction of the new line-powered phone in the latter part of 1996, more time is spent supporting the new products and less on the development of them.

     Provision for Doubtful Accounts. During the quarter ended June 30, 1997 the Company provided $147,000 for doubtful accounts compared to $81,000 in the same quarter in 1996. For the six months ended June 30, 1997 the provision was $252,000 compared to $162,000 for the six months ended June 30, 1996.

Part II. Other Information

Item 6.   Exhibits and Reports on Form 8-K

         (a)      Exhibits: None

         (b)  Reports on Form 8-K:  None as of June 30, 1997.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            INTELLICALL, INC.



                                            /s/ William O. Hunt
                                            --------------------
                                            William O. Hunt
                                            Chairman of the Board and
                                            Chief Executive Officer



                                            /s/ John M. Carradine
                                            ---------------------
                                            John M. Carradine
                                            Chief Financial Officer



Date:   August 15, 1997