Form 10-Q
period 1997-09-30
INTELLICALL INC
filed 1997-11-13
CIK 818674

------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

         Yes   X                                                       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                               Outstanding at
               Class                                         November  10,1997
Common Stock $.01 par value                                       9,435,736
------------------------------------------------------------------------------

INDEX

INTELLICALL, INC.

Part I.  Financial Information

 Item 1. Financial Statements

         Consolidated Balance Sheets at September 30, 1997
         (Unaudited) and December 31, 1996....................................1

         Consolidated  Statements of  Operations  for each of the three month periods ended September 30, 1997 and 1996
         (Unaudited)..........................................................2

         Consolidated  Statements  of  Operations  for each of the nine month periods ended September 30, 1997 and 1996
         (Unaudited)..........................................................3

         Consolidated  Statements  of Cash  Flows  for each of the nine month periods ended September 30, 1997 and 1996
         (Unaudited)..........................................................4

         Notes to Consolidated Financial Statements...........................6

 Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................15

Part II. Other Information

 Item 6. Exhibits and Reports on Form 8-K....................................21


Signatures...................................................................21

Part I.  Financial Information
     Item 1.  Financial Statements

INTELLICALL, INC.
       CONSOLIDATED BALANCE SHEETS
       (in thousands, except  per share amounts)
                                                   September 30, 1997         December 31, 1996
                                                   ------------------         -----------------
ASSETS                                                (unaudited)
Current assets:
      Restricted cash                                  $      18                   $     15
      Cash and cash equivalents                              241                      2,271
      Receivables, net                                    26,167                     22,499
      Inventories, net                                     3,345                      7,902
      Other current assets                                 1,307                      1,684
                                                        --------                   --------

      Total current assets                                31,078                     34,371

Fixed assets, net                                          7,534                      1,964
Notes receivable, net                                      1,219                        992
Intangible assets, net                                    17,849                        928
Capitalized software costs, net                            3,083                      4,904
Other assets, net                                          2,817                      2,095
                                                        --------                   --------
                                                        $ 63,580                    $45,254
                                                        ========                    =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                  $  9,727                  $   6,064
      Dealer payable                                       4,425                      3,737
      Deferred debit card revenue                            689                      1,028
      Accrued liabilities                                  2,539                      1,451
      Current portion of long-term debt                    1,450                         85
                                                        --------                  ---------

      Total current liabilities                           18,830                     12,365

Long-term debt                                            20,867                     19,312
Deferred revenue                                              --                        595
Other liabilities                                            465                        200
Minority interest                                          3,991                        113
                                                       ---------                   --------

      Total liabilities                                   44,153                     32,585
                                                        --------                    -------

Redeemable preferred stock, $100 par value,111,960 and
  zero shares issued and outstanding, respectively        11,196                        --
Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000
      shares authorized; 4,000 and zero issued and
      oustanding, respectively                                 1                         --
  Common stock, $.01 par value; 20,000,000
      shares authorized; 9,460,644 and 8,646,278
      shares issued and outstanding, respectively             95                        87
  Additional paid-in capital                              57,436                    51,602
  Less common stock in treasury, at cost; 24,908 shares     (258)                     (258)
  Accumulated deficit                                    (49,043)                  (38,762)
                                                        --------                  --------
      Total stockholders' equity                           8,231                    12,669
                                                       ---------                  --------
                                                        $ 63,580                 $  45,254
                                                        ========                 =========

See notes to consolidated financial statements.

INTELLICALL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)


                                                                           Three Months Ended
                                                                              September 30,
                                                                      1997                     1996
                                                                      ----                     ----
Revenues and Sales:
         Service revenues                                         $  24,991                 $  23,373
         Equipment sales                                              5,770                     2,899
                                                                   --------                  --------
                                                                     30,761                    26,272
                                                                   --------                  --------

Cost of revenues and sales:
         Service revenues                                            22,750                   20,898
         Equipment sales                                             10,410                    5,956
                                                                   --------                 --------
                                                                     33,160                   26,854
                                                                   --------                 --------

Gross profit (loss)
         Service revenues                                             2,241                    2,475
         Equipment sales                                             (4,640)                  (3,057)
                                                                   --------                 --------
                                                                     (2,399)                    (582)

Selling, general and administrative expenses                          3,572                    2,896
Research and development expenses                                       257                       87
Provision for doubtful accounts                                         273                       80
                                                                   --------                 --------

Operating loss                                                       (6,501)                  (3,645)

Interest income                                                         216                      365
Interest expense                                                       (619)                    (768)
Minority interest                                                       (83)                     (70)
                                                                  ---------                ---------
Loss before income taxes                                             (6,987)                  (4,118)

Income tax refund                                                        --                    1,303
Income tax expense                                                     (142)                      --
                                                                   --------                ---------

Net loss                                                             (7,129)                  (2,815)
Preferred stock dividend                                                (55)                      --
                                                                  ---------                ---------
Net loss available to common shareholders                         $  (7,184)               $  (2,815)
                                                                  =========                =========

Net loss per share                                                $    (.77)               $    (.35)
                                                                  =========                =========

Weighted average number of common and common
equivalent shares outstanding                                         9,334                    8,102
                                                                  =========                =========

See notes to consolidated financial statements.

INTELLICALL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)


                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                             1997                    1996
                                                                             ----                    ----
Revenues and sales:
         Service revenues                                                 $  65,276              $   56,144
         Equipment sales                                                     13,721                  10,878
                                                                            -------                 -------
                                                                             78,997                  67,022
                                                                            -------                 -------

Costs of revenues and sales:
         Service revenues                                                    59,202                  49,610
         Equipment sales                                                     18,508                  13,312
                                                                            -------                 -------
                                                                             77,710                  62,922
                                                                            -------                 -------

Gross profit (loss)
         Service revenues                                                     6,074                  6,534
         Equipment sales                                                     (4,787)                (2,434)
                                                                            -------                -------
                                                                              1,287                  4,100

Selling, general and administrative expenses                                  8,876                  8,247
Research and development expenses                                               455                    282
Provision for doubtful accounts                                                 525                    242
                                                                           --------                -------


Operating loss                                                               (8,569)                (4,671)

Gain on sale of assets                                                           --                    572
Interest income                                                                 445                    607
Interest expense                                                             (1,831)                (2,294)

Minority interest                                                              (129)                   (99)
                                                                           --------               --------
Loss before income taxes                                                    (10,084)                (5,885)

Income tax refund                                                                --                  1,303
Income tax expense                                                             (142)                    --
                                                                           --------              ---------

Net loss                                                                    (10,226)                (4,582)
Preferred stock dividend                                                        (55)                    --
                                                                          ---------              ---------
Net loss available to common shareholders                                 $ (10,281)             $  (4,582)
                                                                          =========              =========

Net loss per common and common equivalent share                           $   (1.12)             $    (.58)
                                                                          ---------              ---------

Weighted average number of common and common
equivalent shares outstanding                                                 9,211                  7,877
                                                                           ========                =======

See notes to consolidated financial statements.

INTELLICALL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)


                                                                                       Nine Months Ended
                                                                                          September 30,
                                                                                1997                     1996
                                                                                ----                     ----
Operating Activities:
         Net loss                                                           $ (10,226)                $  (4,582)

         Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
           Depreciation and amortization                                        4,667                     2,865
           Provision for doubtful accounts                                        934                       242
           Provision for inventory                                              4,382                     2,754
           Minority interest in income of subsidiary                              129                        99

           Changes in operating assets and liabilities:
              Restricted cash                                                      (3)                      481
              Receivables                                                      (5,379)                   (2,687)
              Inventories                                                         175                       975
              Other current assets                                                314                      (900)
              License fee receivable                                              152                       584
              Investment in sales type leases                                     142                       498
              Notes receivable                                                      8                     1,425
              Accounts payable                                                  4,351                     3,126
              Accrued liabilities                                                (223)                     (480)
              Deferred revenues                                                  (595)                     (379)
              Other                                                              (748)                     (890)
                                                                             --------                  --------

Net cash (used in) provided by operating activities                         $  (1,920)                 $  3,131
                                                                             --------                  --------






Continued on next page







INTELLICALL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - continued
(in thousands)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                1997                      1996
                                                                                ----                      ----

Investing activities:
         Purchase of equipment                                                   (807)                     (554)
         Capitalized software                                                  (1,162)                   (1,650)
         Acquisition of Worldcom assets                                       (10,021)                       --
                                                                              -------                  --------

Net cash used in investing activities                                         (11,990)                   (2,204)
                                                                              -------                  --------

Financing activities:
         Net borrowings on lines of credit                                      4,028                       (17)
         Issuance of warrant                                                       --                       100
         Proceeds from issuance of common stock in ILD                          3,250                        --
         Proceeds from issuance of stock in Intellicall                         4,602                       378
                                                                              -------                  --------

Net cash provided by financing activities                                      11,880                       461
                                                                              -------                  --------

Net (decrease) increase in cash and cash equivalents                           (2,030)                    1,388
Cash and cash equivalents at beginning of period                                2,271                       613
                                                                              -------                  --------

Cash and cash equivalents at end of period                                  $     241                  $  2,001
                                                                            =========                  =========

Supplemental cash flow information:
         Interest paid                                                      $   1,281                  $  1,691
                                                                            =========                  ========

Supplemental schedule of noncash investing and financing activities:
Conversion of long-term debt to common stock                                $   1,320                  $  1,200
                                                                            =========                  ========

Stock issued in acquisition of WorldCom assets                              $  11,696                  $     --
                                                                             ========                  ========

Preferred stock dividend declared                                           $      55                  $     --
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

         The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results of operations for the full year 1997. The consolidated financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         Statement Presentation. Certain prior year amounts have been reclassi-fied to conform to the current year presentation.

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

         The amounts of software development costs capitalized in the third quarter of 1997 and 1996 were $271,000 and $550,000, respectively. The Company recorded $397,000 and $388,000 of software amortization expense for the three months ended September 30, 1997 and 1996, respectively.

         For the nine months ended September 30, 1997 and 1996, the Company capitalized $1,162,000 and $1,650,000, respectively. The software amortization expense recorded was $1,400,000 and $1,154,000 for the nine months ended September 30, 1997 and 1996, respectively. Also in the third quarter of 1997, the Company wrote down capitalized software costs to its net realizable value, taking a charge of $1,584,000.

         Cash and Cash Equivalents. Cash and cash equivalents include short-term liquid investments purchased with remaining maturities of three months or less.

         Earnings per Share. In February 1997, the Financial Accounting Standards Board issued FAS No. 128, Earnings per Share ("FAS 128"), which is effective for financial

                                INTELLICALL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



statements issued for periods ending after December 15, 1997, including interim periods. Effective December 31, 1997, the Company will adopt FAS 128, which establishes standards for computing and presenting earnings per share (EPS). The statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, converted into or resulted in the issuance of common stock that then shared in the earnings of the entity. For the three and nine months ended September 30, 1997 and 1996, calculated basic and diluted earnings per share equal earnings per share shown on the face of the consolidated statements of operations.

         Disclosures about Segments of an Enterprise and Related Information. In June 1997, FASB issued Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information ("FAS 131"), which is effective for fiscal years beginning after December 15, 1997. Effective January 1, 1998, the Company will adopt FAS 131.

         Other. The allowance for doubtful accounts was $4.5 million at September 30, 1997, and $3.2 million at December 31, 1996.

                                INTELLICALL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



NOTE 2 - LONG-TERM DEBT AND LINE OF CREDIT

         As of September 30, 1997 and December 31, 1996, the Company's debt consisted of the following (in thousands):

                                                                                September 30,       December 31,
                                                                                    1997                1996
                                                                                    ----                ----
Intellicall, Inc.
         8% Convertible subordinated notes, due 2000                            $  2,840              $  4,160
         8% Convertible subordinated notes, due 2001                               5,000                 5,000
         Convertible subordinated note, due 1999                                   1,000                 1,000
         Asset-based note collateralized by certain assets, due 1999               5,398                 6,862
         Installment note, due 1998                                                   50                   113
                                                                               ----------           ----------
                                                                                  14,288                17,135
         Less unamortized debt discount                                             (481)                 (660)
                                                                               ---------            ----------
                                                                                  13,807                16,475
                                                                               ---------            ----------
ILD Teleservices, Inc.
         Senior secured debt, due 2001                                             2,000                2,000
         Convertible subordinated notes, due 2001                                  1,000                1,000
         Revolving credit facility due 2001                                          563                   --
         Term loan facility due 2001                                               5,000                   --
                                                                               ---------            ---------
                                                                                   8,563               3,000
         Less unamortized debt discount                                              (53)                (78)
                                                                               ---------            --------
                                                                                   8,510               2,922
                                                                               ---------           ---------

              Total debt                                                          22,317              19,397

         Less: Current portion of long-term debt                                  (1,450)                (85)
                                                                               ---------           ---------
              Total long-term debt                                              $  20,867          $  19,312
                                                                               ==========          =========


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

         On December 29, 1995 the Company completed the sale of $7.5 million of 8.0% convertible subordinated notes, due December 31, 2000, to Banca Del
Gottardo in Lugano, Switzerland with the proceeds used to repay the Nomura Series B Notes and for working capital purposes. The notes were issued with warrants to purchase 300,000 shares of the Company's common stock. The notes are convertible into 1,785,714 shares of the Company's common stock at a price of $4.20 per share. As of September 30, 1997, $4,660,000 of the Banca Del

                                INTELLICALL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



Gottardo Notes has been converted to 1,109,517 shares of the Company's common stock. Interest is payable semi-annually and commenced June 30, 1996.

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

                                INTELLICALL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



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

         The initial term of the Loan Agreement is three years at which time, unless extended, all amounts then outstanding must be repaid. The Loan Agreement contains prepayment penalties in the event it is terminated prior to expiration of its initial term. The Loan is secured by first and prior liens and security interests encumbering substantially all of the assets of the Company, including inventory, equipment, accounts receivable, general intangibles, trademarks and tradenames. The Loan Agreement contains various restrictions (including a prohibition against the payment of dividends, limitations on capital expenditures, and restrictions on investments) and financial ratio maintenance requirements (including minimum working capital and net worth requirements). As of September 30, 1997 Finova waived the company's non-compliance with certain covenants.

         On August 29, 1997 ILD entered into a Loan and Security Agreement with Nationsbank, N.A. ("Nations") pursuant to which Nations agreed to loan ILD up to $20,000,000 (the "Revolving Credit Loan") based on an available borrowing base comprised primarily of ILD's receivables, inventory, contract rights, general intangibles, equipment, and deposit accounts. Borrowing under the revolving credit loan bears interest at the current rate of 9% and is calculated (a) in the case of Prime Rate Advances and LIBOR Advances made prior to December 30, 1998, to the sum of the Prime Rate plus .50% per annum and LIBOR plus 2.75% per annum, respectively, (b) in the case of Prime Rate Advances and LIBOR Advances made on or after December 31, 1998, to the sum of the Prime Rate plus an amount dependent on the calculation of (Senior Funded Debt/EBITDA) and is payable monthly. ILD borrowed $1,221,000 on the Revolver Credit Loan to pay for assets acquired from WorldCom. The revolving credit loan has an unused line fee of one-quarter of one percent (0.25%) per annum of the difference between $20,000,000 and the average daily outstanding balances of the revolving credit loans during the period for which the unused line fee is due. ILD further paid a closing fee of $300,000 to Nations and an annual administrative fee of $25,000. The revolving credit loan's initial term ends February 13, 2001.

     On August 27, 1997 Nations also agreed to loan ILD $5.0 million in a term loan due February 13, 2001 with an interest rate of 11.5% per annum or prime plus 2.5% per annum payable quarterly beginning March 31, 1998. The term loan requires a mandatory reduction in the amount of $500,000 payable on or before March 31, 1998. The principal balance is due and payable in (i) eight (8) consecutive quarterly installments in an amount equal to $300,000 each, commencing on the last day of the first (1st) fiscal quarter of 1998 and continuing on the

                                INTELLICALL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



last day of each and every fiscal quarter thereafter through and including the last fiscal quarter in 1999, and (ii) four (4) consecutive quarterly installments in an amount equal to $420,000 each, commencing on the last day of the first (1st) fiscal quarter of 2000 through and including the last fiscal quarter of 2000 and (iii) one (1) final installment in an amount equal to $420,000 on the earlier to occur of (A) the Termination Date or (B) the last day of the first (1st) fiscal quarter of 2001. Any portion of the Term Loan repaid may not be reborrowed.

     The  Nations loan  agreement  contains  various restrictions (including  a
prohibition   against  the  payment  of   dividends,   limitations   on  capital
expenditures, and restrictions on investments) and financial ratio maintenance requirements (including fixed charge coverage and net worth requirements).

NOTE 3 - INVENTORY

         As of September 30, 1997 and December 31, 1996, the Company's inventory consisted of the following (in thousands):

                                                  September 30,         December 31,
                                                      1997                  1996
                                                      ----                  ----
         Raw materials                          $     1,557            $     4,850
         Work-in-process                                286                    511
         Finished goods                               1,502                  2,541
                                                   --------               --------
              Total inventory                   $     3,345            $     7,902
                                                ===========            ===========

         Inventories in 1997 were written down $4.4 million to its estimated net realizable value.


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

                                INTELLICALL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)




NOTE 5 - ILD TELESERVICES PURCHASE OF WORLDCOM OPERATOR SERVICES
BUSINESS

         On September 2, 1997 the Company announced that its majority owned subsidiary, ILD Teleservices, Inc. (ILD), purchased the operator services business and related assets from WorldCom, Inc. ("WorldCom"). The assets acquired by ILD include the operator services and related long distance customer contracts, operator service centers in San Antonio, Texas, Las Vegas, Nevada and Boca Raton, Florida and switching facilities in Dallas, Texas and Los Angeles, California as well as Worldcom's billing and collection operations and inmate operator services businesses. ILD also entered into a long-term operator services agreement with WorldCom to handle the international and domestic operator services requirements of WorldCom. In addition, ILD entered into a network services contract with WorldCom.

         The acquisition has been accounted for under the purchase method as prescribed by Accounting Principles Board Number 16 "Business Combinations". The results of operations of the acquired business are included in the consolidated financial statements from the date of acquisition. The purchase price was $21.4 million net of $1.2 million of liabilities assumed. ILD paid $550,000 in cash, issued 111,960 shares of redeemable preferred stock at $100 per share, issued 34,403.67 shares of common stock for $3,750,000, and entered into loan agreements with Nationsbank in the amount of $6.2 million (including $325,000 of debt costs - see Note 2).

         Approximately $14.5 million has been assigned to the excess of purchase price over the fair value of net assets of the business acquired. The asset is amortized using the straight-line method over 25 years. Also $2.5 million was assigned to contracts acquired and are being amortized over 6 years.

         The following unaudited proforma consolidated results of operations for the nine months ended September 30, 1997 and 1996 are presented as if the WorldCom acquisition had been made at the beginning of each period presented. The unaudited proforma information is not necessarily indicative of either the results of operations that would have occurred had the purchase been made during the periods presented or the future results of the combined operations.

                                INTELLICALL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                                                       Nine months ended September 30,
                                                      (in thousands, except per share)
                                                         1997                   1996
                                                     -----------             ---------
         Net sales                                  $   130,873          $   139,169
         Net loss                                       (10,217)              (6,191)
         Net loss per common share and
            common share equivalent                       (1.11)                (.79)


NOTE 6 - EQUITY FINANCING

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

         Commencing 90 days after the Closing Date, the preferred stock, plus all accrued dividends, is convertible into common stock of the Company at the option of each Investor at a conversion price equal to the lower of $5.05 per share (the "Fixed Conversion Price") or eighty percent (80%) of the average fifteen day trading price preceding the date of conversion (the "Variable Conversion Price"). However, in the event any Investor acquires common stock upon conversion of the preferred stock and the conversion price is based on the Variable Conversion Price, such Investor must pay a fee to the Company as follows:

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

         The Company filed a registration statement on the common stock underlying the conversion of the preferred stock on September 5, 1997.

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

         Dividends declared and accrued for the quarter ended September 30, 1997 were $55,000.

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

Financial Condition

Liquidity and Capital Resources

     During the first nine months of 1997, the Company used $114,000 of cash in operations and invested $1,806,000 of cash in operating assets and liabilities. In addition, the Company invested $807,000 in capital equipment, $1,162,000 in capitalized software and $10,021,000 of cash to purchase the operator service business, customer contracts and certain related assets from WorldCom. The WorldCom purchase, and the related financing of the purchase are more fully described in Note 5 to the unaudited Consolidated Financial Statements.

     In addition to financing obtained by the Company in connection with the WorldCom asset purchase, the Company raised $3.8 million from the sale of $4.0 million of its 7% Series A Convertible Preferred Stock to four institutional investors in July 1997, as more fully described in Note 6 to the unaudited Consolidated Financial Statements. For the nine months ended September 30, 1997, $1,320,000 principal amount of the Company's 8% convertible subordinated notes, due in 2000, was converted by the holders into Intellicall common stock. The conversion had no effect on the cash position of the Company, although it eliminated future interest otherwise payable on the converted notes.

         The Company's future liquidity will depend principally on its ability to become profitable (before non-cash charges to income), on amounts invested in non-current assets and on amounts required for principal payments on debt. Management has no current plans for investing in non-current assets for which it believes externally or internally generated funds will be unavailable. Except for principal payments required from time to time under Intellicall's and ILD's working capital lines of credit (which amounts can be re-borrowed depending on the level of eligible assets), there are no principal payments required of Intellicall (parent company) in 1998. There are, however, $300,000 quarterly principal payments commencing March 31, 1998 and the $500,000 mandatory reduction due March 31, 1998 to NationsBank, N.A. by ILD.

         There can be no assurance that the Company's efforts to maintain adequate liquidity will be successful. Although Intellicall's and ILD's lines of credit are believed by management to be adequate to fund near-term working capital growth, they can not be relied upon to fund losses from operations of the magnitude recently incurred by the Company. Under certain circumstances, the Company may be required to limit its operations, dispose of certain assets, consider the sale of additional equity, or take other actions deemed necessary under the circumstances to maintain adequate liquidity.


Results of Operations

Service Revenues. For the three and nine months ended September 30, 1997, service revenues rose, when compared with the same periods in 1996, by $1,618,000 (6.9%) and $9,132,000 (16.3%) to $24,991,000 and $65,276,000,
respectively. The change in service revenues, set forth by type of revenue, is shown in the following table:

                                                Three Months Ended                             Nine months ended
                                       September 30,           September 30,          September 30,         September 30,
                                           1997                    1996                    1997                  1996
                                           ----                    ----                    ----                  ----
Call Traffic Revenue                      $8,707                 $13,945                $30,376               $33,944

Operator Services and
Long-distance Resale                      14,603                   8,578                 30,350                19,577

Prepaid Calling Services                   1,681                     850                  4,550                 2,623
                                        --------                --------               --------              --------

  Total Service Revenues                 $24,991                 $23,373                $65,276               $56,144
                                         =======                 =======                =======               =======



         During both the three and nine month periods in 1997, call traffic revenues declined $5,238,000 (37.6%) and $3,568,000 (10.5%), respectively, compared with their corresponding periods in 1996, because of the discontinuation in June 1997 of the Company's Jail*Star inmate services program, and the continuing effects of the practice known as "dial-around" in which payphone users use calling cards and numbers which the Company is unable to bill. The portion of the decline from 1996 in call traffic revenue attributable to the discontinuance of the Jail*Star program was $4,240,000 in the three months ended September 30, 1997, and $548,000 in the nine month period. The proportionately smaller decline in Jail*Star revenues in the nine-month comparison is a function of a large inmate services contract obtained by the Company in the fourth quarter of 1996. The remainder of the decline in call traffic revenues is principally attributable to "dial-around".

         Compared with 1996, prepaid calling card revenues increased by $831,000 (98%) to $1,681,000 in the quarter ended September 30, 1997. For the nine-month comparison with 1996, the gain in prepaid calling card revenues was $1,927,000 (73%) to $4,550,000. During both periods, the growth reflects the Company's increased sales of prepaid calling cards through retail distributions channels.

         Operator service and long distance resale revenues registered gains in 1997 of $6,025,000 (70%) and $10,773,000 (55%), when compared to the three and nine-month periods ended September 30, 1996. Accounting for slightly more than $5 million of the three-month and nine-month gains were revenues resulting from the acquisition on September 2, 1997 of the operator service business and certain other assets from WorldCom. The remaining portions of operator service revenue growth were generated internally.

         Equipment Sales. The Company's equipment sales were $5.8 million and $13.7 million for the three and nine months ended September 30, 1997 compared to $2.9 million and $10.9 million for the three and nine months ended September 30, 1996. The following table presents an analysis of sales to the Company's primary markets (in thousands):

                                                Three Months Ended                             Nine Months Ended
                                       September 30,           September 30,          September 30,         September 30,
                                           1997                    1996                    1997                  1996
                                           ----                    ----                    ----                  ----
Independent payphone                      $4,833                  $2,752                $11,955                $8,485
providers

International & regulated                    937                     147                  1,766                 2,393
                                         -------                 -------              ---------              --------

  Total equipment sales                   $5,770                  $2,899                $13,721               $10,878
                                          ======                  ======                =======               =======


         Third quarter equipment sales rose 99% from $2,899,000 in 1996 to $5,770,000 in 1997. The growth in third quarter sales resulted from increased demand for AstraTel 2 payphones, kits and accessories, and for INP systems used to render prepaid calling card services. In the third quarter of 1997, sales of AstraTel 2 phones and kits were $3.8 million, which compares with $1.9 million in sales of prior-generation phones and kits in the third quarter of 1996. Third quarter sales of INP systems rose from $147,000 in 1996 to $937,000 in 1997.

         Equipment sales increased $2,843,000 or 26%, in the nine months ended September 30, 1997 compared to such sales in the nine months ended September 30, 1996. As in the quarterly comparison, increased sales of AstraTel 2 payphones, kits and accessories accounted for most of the gain. INP system sales rose during the nine months ended September 30, 1997 and sales of international payphones declined.

         Changes in Gross Profit and Gross Margin. Gross profit and gross margin on service revenues decreased from $2,475,000 (10.6%) in the 1996 third quarter to $2,241,000 (9.0%) in the 1997 third quarter. For the nine month comparison, gross profit and gross margin on service revenues declined from $6,534,000 (11.6%) in the 1996 period to $6,074,000 (9.3%) in 1997. Both the quarterly and nine month changes are due primarily to a favorable change in the mix of service revenues, the effect of which was more than fully offset by increased bad debt expense and a writedown of certain intangible assets related to call traffic revenues. The favorable mix of service revenues resulted from greater growth in the more profitable operator service and prepaid calling card revenues than decline in the less profitable Jail*Star revenues.


         During all periods being compared, the Company recorded gross losses and negative gross margins on equipment sales due to, in 1996 periods, a $2.7 million provision for inventory losses, and in the 1997 periods, a $5.9 million provision for inventory losses and for the impairment in value of certain capitalized software development costs. In both years, these provisions were recorded in recognition of the Company's limited success in moving older generations of payphone and INP products at prices above their inventory carrying values.

         Throughout 1997, the Company has conducted numerous reviews of its opportunities to sell old and slow-moving inventories at various price levels. Upon completion of these reviews and exhaustion of certain efforts to dispose of these inventories, management of the Company recorded the $5.9 million provision for inventory losses and for the impairment in value of certain previously capitalized software development costs. The reasons for this decision are set forth in the following paragraph.

         The rate of acceptance of the AstraTel 2 and the strength of customer preference for the AstraTel 2 product line will require far steeper price reductions on older payphone products than had earlier been believed to be necessary. In some cases, the AstraTel 2 has obsoleted the Company's older payphone products. In international markets, the Company has made repeated efforts to sell earlier generations of international payphones at successively lower prices and on increasingly attractive terms, but the Company's attempts have been less successful than formerly expected. Because of the disappointing market potential of the Company's existing line of international payphone products, the related software development costs of this line, as well as related inventories, were written down to their estimated net realizable value. Because of customer preference, and the higher margins, technical superiority and field stability of the AstraTel 2, the Company intends to incorporate the features and capability of the AstraTel 2 in its future international product offerings. Since its commercial introduction in 1994, sales of the INP have been sporadic and have generally fallen short of expectations. Although INP sales are projected to continue to occur into the foreseeable future, the level of such sales is currently believed to be inadequate to permit the full recovery of some INP inventory and certain related software development costs. Consequently, the Company has written down the carrying value of excess and slow moving INP inventory and the related software development cost as well.

         Without the $2.7 million and $5.9 million provisions for losses in 1996 and 1997, the Company's gross profit and gross margin on equipment sales in the third quarter would have been $357,000 (12.3%) in 1996 and $1,306,000 (22.6%) in
1997. Similarly, in the nine months ended September 30, gross profit and gross margin on equipment sales would have been $266,000 (2.4%) in 1996 and $1,159,000 (8.4%) in 1997. The quarter-to-quarter improvements in gross profit and gross margin on equipment sales are attributable to the 99% growth in equipment sales, and to a favorable mix of sales. Compared to the third quarter of 1996, equipment sales in the 1997 quarter included proportionately higher sales of application software, INP systems and AstraTel 2 payphones and kits, which carry higher margins than other domestic and international payphone products. The nine-month improvement in gross profit and gross margin was less than the quarterly improvement, due to lower (i.e. 26%) growth in equipment sales from 1996 to 1997. However, gross profit and gross margin from equipment sales also benefited from the favorable sales mix noted in the third quarter comparison.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $676,000, or 23%, in the quarter ended September 30, 1997, when compared to the quarter ended September 30, 1996. Primarily responsible for the rise in such expenses was the September 1997 purchase of the operator service business and related assets from WorldCom. Due to the WorldCom asset purchase, selling, general and administrative expenses of ILD increased by approximately $700,000 in the third quarter of 1997 compared to the third quarter of 1996. Other changes affecting the quarterly comparison were overall reductions in sales and customer support costs, as well as in corporate administrative expenses. Notwithstanding the overall decline in sales costs, sales commissions and advertising costs were higher in the 1997 quarter than in the comparable 1996 quarter.

     Compared to the nine months ended September 30, 1996, selling, general and administrative expenses increased $629,000, or 7%, to $8,876,000 in the nine months ended September 30, 1997. The smaller percentage rise in these costs than that noted in the quarterly comparison occurred since the increased expenses arising from the WorldCom asset purchase affected only one month of the nine months ended September 30, 1997. The same factors that account for quarterly changes in selling, general and administrative expenses account as well for changes in the nine month comparison.

     Research and Development Expenses. Research and development expenses increased $170,000 and $173,000 in the three and nine month periods ended September 30, 1997 compared to the three and nine month periods ended September 30, 1996. The increases in such expenses occurred as a result of reductions in capitalized software development costs. For the three month comparison, the reduction in capitalized software development costs was $279,000, for the nine month comparison the reduction was $488,000. Before capitalization of software development costs, research and development spending declined $109,000 from the 1996 to the 1997 third quarter, and $315,000 from the 1996 to the 1997 nine month period. These spending reductions reflect reduced staffing levels and reassignment of certain engineering personnel to other engineering activities.

         Provision for Doubtful Accounts. The provision for doubtful accounts increased $193,000 for the quarter ended September 30, 1997 compared to the quarter ended September 30, 1996, and $283,000 for the nine months ended September 30, 1997 compared to the same period in 1996. These increases reflect higher expected levels of collection losses, principally on equipment receivables.

         Non-operating Expenses. In May 1996, the Company recorded a $572,000 gain from the sale of an ownership interest in ILD Teleservices. Interest income declined $149,000 and $162,000, respectively, during the comparative three and nine month periods ended September 30, 1997. These reduced levels of interest income resulted from reductions in leases receivable and license fees receivable. Interest expense in the quarter ended September 30, 1997 was $149,000 lower than in the comparable 1996 quarter, and $463,000 lower in the 1997 nine month period than in the 1996 nine month period. There reductions in interest expense resulted from (a) lower interest rates on debt payable to Finova Capital Corporation than on debt payable to Nomura Holding America Inc. (the Nomura debt was refinanced in the fourth quarter of 1996), and (b) reductions in average debt balances due to (i) conversions in late 1996 and during 1997 of $3,460,000 principal amount of the Company's 8% convertible subordinated debentures into Intellicall common stock and (ii) the use of a portion of proceeds to pay down debt from the issuance in July 1997 of Intellicall's 7% Series A convertible preferred stock. Partially offsetting the above factors is additional interest expense resulting from debt issued in September 1997 by ILD in connection with its purchase of the operator service business and related assets from WorldCom (see Note 5 to the unaudited Consolidated Financial Statements).

         In September 1996, the Company received a federal income tax refund in the amount of $1.3 million from the carryback of certain losses to years beyond the normal statutory carryback period. In the third quarter of 1997, the Company recorded $142,000 of income tax expense related to taxable income of ILD Teleservices arising after exhaustion of ILD Teleservices operating loss carryforward.

Part II. Other Information

Item 6.   Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  The following exhibit is filed as a part of this Quarterly Report on Form 10-Q.

                  Third Amendment to Loan and Security Agreement dated September 16, 1997 by and between Finova Capital Corporation and the Company, filed herewith.

         (b)  Reports on Form 8-K.

                  The following Form 8-K's were filed during the third quarter ended September 30, 1997:

                  (i)      Form 8-K (Date of earliest  event  reported  July 21,
                           1997) reporting on Items 5 and 7.

                  (ii)     Form 8-K (Date of current event reported September 2,
                           1997) reporting on Items 2 and 7.


Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                INTELLICALL, INC.



                                                /s/ William O. Hunt
dated 11/13/97                                  -------------------
                                                Chairman of the Board and
                                                Chief Executive Officer



                                                /s/ John M. Carradine
dated 11/13/97                                  ---------------------
                                                Vice President Finance
                                                and Chief Financial Officer
                                                (principal financial officer)



Date: November 14, 1997