Form 10-K
period 1997-12-31
INTELLICALL INC
filed 1998-03-31
CIK 818674

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

Commission file number 1-10588

                              INTELLICALL(R), INC.
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

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[ X ]

           The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of March 20, 1998, computed by reference to the closing sales price of the registrant's Common Stock on the New York Stock Exchange on such date, was approximately $55,536,780

           Number of shares of the registrant's Common Stock outstanding as of March 20, 1998: 9,471,312

           Documents Incorporated By Reference:

           The information required by Part III of this Form 10-K Annual Report is incorporated by reference from the registrant's definitive proxy statement to be filed not later than 120 days after the end of the 1997 fiscal year.

                                     PART I


ITEM 1.  BUSINESS.

I. GENERAL

Intellicall, Inc. ("Intellicall" or the "Company") designs, manufactures and sells public access telecommunications equipment, and provides, directly or through a subsidiary, local, long distance and operator services ("Services"), principally to payphone owners and telephone companies in the United States and in developing countries.

The Company's line of products consists of payphone products and accessories, network equipment and software (the "Products"). In various configurations, the Products permit their owners to provide traditional payphone services to users of the Products and live or automated operator services for operator-assisted calls. In addition, the Products may be used in international gateway applications and to render prepaid or other long distance service to callers using prepaid or other calling cards. The Company has historically sold most of its Products to the U.S. private pay telephone industry. In recent years, a portion of the Products has been sold in developing countries and in the United States to regulated telephone companies.

The Company provides automated operator services to payphone users utilizing patented microprocessor technology incorporated into the payphone. These services enable callers to make collect, calling card and credit card calls from the Company's payphones without requiring the assistance of live operators.

Through its majority owned subsidiary, ILD Teleservices, Inc. ("ILD"), the Company provides local and long distance services principally to payphone owners and to individuals utilizing prepaid or other calling cards. In addition, ILD offers live operator services to payphone owners and to operators of hotels and inmate calling systems. As described more fully in SERVICES: Services Provided by ILD Teleservices, Inc., ILD's rapid growth since its formation in 1996 has been fueled by purchases of related businesses. As a consequence of issuing ILD equity securities to sellers of these businesses, the Company's percentage interest in ILD has been reduced. As ILD plans to continue its acquisition strategy, the Company's percentage interest in ILD's equity will likely fall below 50%. In that event, the Company would no longer consolidate ILD's operating results. In lieu of consolidation, the Company would use the equity method of accounting (so long as the Company continued to significantly influence ILD's business), whereby the Company's prorata portion of ILD's net income would be included in the Company's income statement as a line item below pretax income and the Company's share of ILD's net assets would be carried as an investment. Thus ILD's revenues and associated costs, and ILD's individual assets and liabilities, would not be shown in the Company's consolidated statement of operations and balance sheet.

The Company is a Delaware corporation with its principal executive offices located at 2155 Chenault, Suite 410, Carrollton, Texas 75006-5023. The Company's telephone number at that address is (972) 416-0022.

II.  PRODUCTS.

Industry Background. Prior to its breakup in 1984, payphone service in the United States was provided solely by AT&T. In 1984, the Federal Communications Commission ("FCC") authorized competition in the operation of payphones subject to state and federal regulation. Since 1984 an industry comprised of independent payphone providers ("IPPs") has emerged to compete with payphone networks owned and operated by local exchange carriers ("LECs"). The principal difference between payphone equipment utilized by IPPs and LECs can be found in the location of the payphone system's intelligence. Since IPPs lacked the intelligence provided to LEC phones by the LEC central office, IPPs moved to incorporate system intelligence in the payphone itself. As a result, call rating, answer detection, operator service and equipment status reporting were among the features designed into IPP payphones. The IPP payphones in turn utilized telephone lines to provide little more than "dial-tone" from the LEC central office. The "smart phone", as it came to be called, was the product of choice of the IPP. The Company originated, and has extensively developed, smart phone technology.

Domestic Payphones. The Company's principal payphone product (available in multiple configurations) offered for sale in the United States is the ASTRATEL 2(R). This phone can be used to provide automated operator service and to perform all functions customarily available in payphones. As opposed to needing an external electric connection to operate, the ASTRATEL 2 utilizes current provided through the telephone line. Because of its unique design, functionality of the ASTRATEL 2 is principally provided through software. Most older payphones (including those manufactured by the Company) utilize a product design which incorporates a far greater number of electronic components and circuitry.

The "brain" of the ASTRATEL 2 payphone is an integrated circuit board located in the payphone housing (the "Boardset"). From its inception, the ASTRATEL 2 Boardset was designed to sell at attractive prices and to easily fit most payphone housings, including those sold by the Company's competitors. As a result, the Boardset accounted for an increasing percentage of the Company's equipment sales during 1997. The Boardset is not manufactured by the Company, but a number of companies exist that possess the ready ability to manufacture the Boardset in accordance with the Company's specifications. The Boardset's software intensity and flexibility provide the Company's customers with considerable protection against obsolescence.

The Company's payphones operate by means of advanced microprocessor technology located in the Boardset. When a call is initiated, the microprocessor automatically performs a series of functions including, in the case of coin generated phone calls, determining the applicable rate for the call and whether the call has been answered. The Company's payphones communicate with a caller by voice messages digitally synthesized and stored in memory chips located in the Boardset.

Among the most important features of an Intellicall payphone is the ability to reliably and accurately detect whether a call has been answered. This answer detection capability is not dependent upon an electronic signal from the LEC central office. Accurate answer detection is critical to the successful operation of a private payphone in order to ensure that all completed calls are properly billed and that incomplete calls are not billed.

The ASTRATEL 2 possesses many programmable features that may be altered from a remote location by means of the Company's proprietary software using a personal computer. These programmable features include rate tables and various management reporting capabilities that enable the owner to determine if and when a payphone requires service or coin collection. In addition, a number of enhancements may be added to the Company's payphones from a remote location. Management believes the ASTRATEL 2 uses the highest speed modem in the payphone industry (14.4 Kps) to communicate with a remote location and that such high-speed modem constitutes a current competitive advantage.

International Payphones. Since 1993 the Company has produced payphones targeted for sale in developing countries. These phones accommodate use of a variety of payment systems including U.S. and international coinage, credit cards and
several  types  of  prepayment   cards,   including   cards  based  on  personal
identification numbers, magnetic stripe cards and integrated circuit cards. Additionally, these telephones can be operated with auxiliary power sources, including solar power or power supplied by telephone lines. These payphones can be utilized in wireless systems as well.

In 1997, the Company modified the ASTRATEL 2 for sale in the Mexican market and is working on further modifications required for sale in other countries. Because of its software reliance, the ASTRATEL 2 can be economically modified to accommodate the different calling patterns, coinage denominations, rating systems and languages of numerous countries.

Intelligent Network Platform. The Company's Intelligent Network Platform ("INP") technology enables network operators in the United States and abroad to provide enhanced, switched, public access services. Public access services are of special importance to network operators in developing countries where demand for publicly accessible telephone service is high due to the expense of, and lengthy delays often involved in obtaining residential phone service.

INP applications permit network and payphone system operators to offer prepaid calling services over wireline or cellular networks. In addition, the INP can be used as a switched international gateway that is transparent to the communications protocols that differ among countries. Finally, the INP enhances the public phone management capability of network and payphone system operators. Among its other features, the INP can provide automated credit card validation, calling card validation or voice recognition validation, and protection against telephone fraud.

Intelli*Star. The Intelli*Star(R) system is an automated operator product licensed to owners of the Company's payphones. The Company's older UltraTel(R) line of payphones required the addition of a separate integrated circuit board, commonly called the I*Star board, to complete the system. This separate integrated circuit board was attached to the payphone's operating circuitry. In the ASTRATEL line of payphones, Intelli*Star is activated by means of a software enhancement and requires no additional circuit board. Intelli*Star is available on every payphone offered for sale by the Company in the United States.

Sales and Marketing. The Company's U.S. sales of Products are made through a combination of distributors and a direct sales force comprised of six employees. International sales are generally made through in-country agents and distributors supported by sales, engineering and technical support personnel at the Company's Carrollton, Texas office.

The markets for the Company's Products consist of public access telecommunications providers, principally providers of payphone services. Included in this grouping are the payphone operations of IPPs and LECs in the United States. Service revenues of this market segment are estimated to approximate $3.0 billion annually. Annual sales of hardware and software to this segment are estimated to exceed $300 million. The potential size of international markets for the Company's Products is believed to appreciably exceed the size of the U.S. market, since international markets in which the Company sells its Products have far lower per-capita investments in telephone products than in the U.S..

Receivables arising from domestic product sales are generally payable within 60 days and may be offset, on a customer-by-customer basis, against amounts the Company may owe for Intelli*Star commissions to payphone owners. Discounts are provided for prepayment or prompt payment. International Product sales are generally made pursuant to confirmed letters of credit or payments prior to shipment.

Manufacturing and Assembly

Payphones and INPs are principally assembled at the Company's manufacturing facility in McAllen, Texas. Boardsets are currently assembled for the Company by an electronics manufacturer in McAllen, Texas. After Products are assembled at the Company's manufacturing facility, they are thoroughly tested before shipment to the purchaser. Once a payphone or Boardset is shipped to a U.S. private payphone industry customer by the Company, the Company is not responsible for ensuring that the Product is properly installed, maintained or operated in accordance with applicable federal and state regulations. The Company assists in the installation of INPs, principally with respect to certain international customers and LECs.

The Company purchases certain components from single-source suppliers. The Company believes that alternative sources are available and that an interruption in supply would not have an enduring impact on its results of operations. As a result of market factors, suppliers of certain components used in the Company's equipment may occasionally place the Company on allocation for those parts. The Company continues working to secure alternate sources for single-source components and components subject to allocation.

Warranty, Maintenance and Service

The Company repairs Intelli*Star boards without charge when the boards are properly licensed and used in older UltraTel payphones. The Company provides the original purchaser of products (not including ASTRATEL electronic components) a limited 90-day or one-year warranty, depending on the kind of equipment involved. The Company offers a two-year limited warranty on ASTRATEL 2 electronic components. The Company's technical support staff at its corporate offices currently provide support services over the telephone to customers who have installation or operational questions. The Company does not currently offer a maintenance agreement for its products but does provide non-warranty service. Most warranty and non-warranty service is provided by the Company at its manufacturing facility in McAllen, Texas.

The Company holds classes to train its customers in the proper installation, operation and maintenance of the Company's products.

Competition

The Company competes directly with other payphone and switching equipment manufacturers, and indirectly with providers of wireless portable telephony, many of whom are larger and better capitalized than the Company. The Company's principal direct competitors in the U.S. private payphone market are Elcotel, Inc. and Protel, Inc. (a subsidiary of Inductotherm Industries, Inc.). Its indirect competitors include numerous service businesses providing cellular, paging and personal communications services ("Wireless Telecommunications") throughout the Company's markets. In certain instances, Wireless Telecommunications compete successfully with telecommunications services offered through payphones to callers away from home. However, for callers with limited needs to make calls while away-from-home, payphones offer a convenient and an economical alternative to Wireless Telecommunications devices.

The Telecommunications Act of 1996 (the "1996 Act") requires, among other things, that LECs end subsidies to their own payphone services and provide services to IPPs on the same rates, terms and conditions as they are made available to their own payphone service operations. By equalizing the basis for competition between LECs and IPPs, the 1996 Act may create additional opportunities for existing payphone providers, or for new entrants, to compete with the LECs. The demand for payphones may be affected by the interconnection arrangements offered by the local telephone operating companies to IPPs. Effective April 15, 1997, local telephone companies reclassified their payphone service from regulated to non-regulated status, substantially changing many of the rates and terms upon which payphone lines are available. These changes were required by the 1996 Act's explicit prohibition against the local telephone companies discriminating between their own payphone operations and those of IPPs. Local telephone companies generally must receive service under the same tariffs available to IPPs of payphones.
The Company expects these changes to benefit its IPP customers.

The key provisions of the 1996 Act have been implemented through a number of separate proceedings before the Federal Communications Commission ("FCC") and the courts, many of which are ongoing at this time. On July 18, 1997, the U.S. Court of Appeals for the Eighth Circuit issued a decision vacating many aspects of the FCC's rules requiring incumbent local exchange carriers ("ILECs") to open their networks and to permit interconnection and access to unbundled network elements on nondiscriminatory terms and conditions. The Eighth Circuit Court determined, inter alia, that the issue of the prices at which interconnection and access must be provided is beyond the jurisdiction of the FCC and that the states have exclusive jurisdiction to determine appropriate prices consistent with the 1996 Act's standards. The Supreme Court has recently agreed to review the Eighth Circuit's decision.

The 1996 Act contains provisions which, if not successfully challenged, would permit Bell Operating Companies ("BOCs"), under certain circumstances, to manufacture telecommunications equipment, including payphones and switched network products. Entry by the BOCs into the telecommunications equipment manufacturing market could occur through acquisition of existing manufacturers or through direct market entry. In either case, entry by one or more BOCs could have a material adverse effect on the Company's equipment manufacturing business.

Numerous entities compete with the Company in the international public communications markets, including many larger and better capitalized companies with experience in the marketing of products internationally. The Company has adopted a strategy of focusing its marketing efforts on countries with a low ratio of public communication lines to total population, where rapid growth in sales of public communications equipment is projected. Many of the Company's competitors have adopted a similar strategy. The market for international public communications is highly competitive and subject to the risks of doing business abroad. Consequently, there can be no assurances that the Company's efforts in international markets will be successful.

Although the Company is encountering and expects to continue to encounter intense competition, the Company believes that its products are competitive in its markets based upon price, equipment capabilities and quality. Since the telephone industry is subject to rapid technological change, the Company believes that it will continue to be required to develop improved or additional Products and to continue to reduce the cost of existing Products in order to remain competitive. The Company's ability to develop additional Products will depend generally in the foreseeable future on its ability to generate working capital internally.

Regulations Affecting Telecommunications Equipment Manufacturers. The Company's domestic payphones and call processing systems must comply with technical requirements contained in Parts 15 and 68 of rules promulgated by the FCC in order to operate and/or be connected to the public telephone network. The Company has performed those tests necessary to assure compliance with these technical and operational requirements and has obtained the proper registrations and certifications from the FCC for all its products. The Company updates these registrations and certifications periodically and the Company believes that such registrations and certifications will be routinely granted.

On January 29, 1998, the FCC adopted a Report and Order in its long-standing docket considering various proposals that would have required most interstate long distance calls initiated by dialing "0" from pay telephones to be completed using one or more predetermined long distance carriers rather than through the automated pay telephone or operator service provider to whom the private pay telephones are pre-subscribed ("Billed Party Preference"). The Commission's order concludes that the Billed Party Preference proposal was cost prohibitive and that the same measure of consumer protection could be provided with price disclosure and at far lower cost.

As an alternative to Billed Party Preference the FCC adopted a rule that all operator service providers, including owners of the Company's payphones using
Intelli*Star, must audibly disclose during the call-setup that rates are available on request, but need not provide an exact rate quote unless the caller specifically requests it. Although the Order gives operator service providers until July 1, 1998 to comply with this new rule, the Company's payphones, including those sold after July 1, 1998, need not be compliant with the rule until October 1, 1999.

The rule will require additional development by the Company to modify the ASTRATEL 2 software to comply and will require the Company's payphone customers using Intelli*Star to retrofit non-compliant payphones or cease using Intelli*Star technology after October 1, 1999. The Company believes that any new software required can be developed and incorporated into its ASTRATEL products within the time frame established by the FCC and that the embedded base of UltraTel payphones can be replaced with ASTRATEL technology in the same time frame.

Product Sales. In 1997, the Company's sales of Products amounted to $19.3 million, constituting 16% of its consolidated sales and revenues. Compared with 1996, sales of Products increased by $3.4 million or 22%.


III.  SERVICES.

Services Provided by the Company. Approximately 38% of consolidated 1997 service revenues were generated by the provision of automated operator services. The predominant portion of these revenues was generated by the Company's own proprietary automated operator technology, Intelli*Star.

The Company's automated operator system is a combination of hardware and software that performs, without human intervention, all of the functions necessary for completing an operator assisted payphone call (i.e., collect, calling card, and credit card calls) and a range of other payphone services and features. Each system performs the functions previously performed by live operators. The payphone provides callers with appropriate instructions in a digitized human voice for entering billing information (i.e., a calling card number or a terminating phone number for a collect call) and completes the calls. For example, in the case of a collect call, a synthesized voice directs the caller to speak his name into the pay-phone handset and the caller's response is digitally recorded and played back when the call is answered at its destination. The called party is instructed to press "1" on his telephone, or, if the system is configured with voice recognition capability, to say "yes", if he wishes to accept the call. The automated operator system records call and billing information for later retrieval by the telephone owner, all without human operator assistance. Calls requiring human operator assistance, such as person-to-person calls, emergency calls and calls billed to a third party, are routed to live operators selected by the payphone owner.

By performing most operator functions, Intelli*Star technology substantially reduces the need for (i) an operator-assisted call to be routed first to a live operator service and then routed to the final destination, a process known as "backhauling," and (ii) centralized switching equipment. As a result, these systems generally allow the owner of a payphone to provide operator services more efficiently and profitably than a centralized operator service provider, and at a lower cost to the consumer.

The Company provides billing and collection services to owners of payphones who use the Company's automated operator technology, and, until May 1997, provided such services to certain customers that generated call traffic from public access communications systems utilized by correctional institutions. Billing and collection is the process whereby owners receive payment for the non-coin calls processed by their systems. The billing and collection process includes the collection of phone call billing information, editing and formatting of that data, and processing the data for billing through LECs. Call data is accumulated by both the periodic receipt of computer disks and by electronic data transmission.

The Company does not sell Intelli*Star technology, but licenses it to payphone owners under long-term license agreements. Under its most common Intelli*Star license agreement, Intellicall owns and has the exclusive right to process stored call and billing information generated by the Intelli*Star technology. By virtue of its ownership, the Company typically retains the right under an Intelli*Star license agreement to bill, collect and record related call revenues, subject to its obligation to pay commissions to payphone owners.

     The "Easy*Star" Program. The Easy*Star program is the Company's primary program for editing, billing, collecting and recording Intelli*Star generated revenues, and determining the amount of commissions payable to payphone owners related to their submitted call traffic. Pursuant to this program, the Company edits, reformats and bills call traffic which is typically submitted to the Company by payphone owners in machine-readable form. The Company then computes the commission payable to each payphone owner (based on the edited value of the processed call traffic) and transmits the edited and reformatted call traffic media to billing agents, who sort it for submission to, and billing by, LECs.

     Not more than 15 days after the end of the month in which the Company receives call traffic, the Company pays related commissions to payphone owners. Commissions are based upon each customer's historical bad debt experience and call traffic demographics. The Company generally assumes responsibility for uncollectible call traffic, as well as the costs of credit validation and billing. Approximately 60 days, on average, after payment of commissions to the Company's payphone customers, the Company receives payment from LECs for the related call traffic, less certain fees and other amounts deducted by the LECs prior to remittance.

     "Unbundled" Program. Under certain circumstances, the Company charges reduced fees to owners of payphones or systems who contract directly with third parties for credit validation, billing and collection services. Generally under these unbundling arrangements, the Company receives and records as revenue a processing fee for editing and reformatting call traffic media, while the payphone owner receives call traffic proceeds and is responsible for costs of validation, billing, collection and bad debts.

As of December 31, 1997, the Company's customers were operating approximately 60,000 payphones utilizing the Intelli*Star technology.

Sales and Marketing. The Company's automated operator services are sold to customers who purchase its payphones with Intelli*Star technology. The Company, in conjunction with ILD Teleservices, Inc. (see Services Provided by ILD Teleservices, Inc.), markets itself as a full service public communications company, which it believes is a competitive advantage over other manufacturers of payphones in the U.S. Private Payphone Industry.

Competition. In the provision of automated operator services, the Company competes with a large number of operator service companies, many of which have more technical support personnel and greater financial resources. AT&T, MCI and Sprint dominate the operator services market and long distance industry in general. In order to successfully compete with other providers of operator assisted long distance calling services, the Company must pay competitive compensation to payphone owners for submitted call traffic. In addition, only long distance operator assisted calls which are billable to certain credit or LEC calling cards may be originated through use of the Company's Intelli*Star technology. If long distance payphone calls are billable to AT&T, or other non-LEC proprietary calling cards, or 800 numbers, the calls by-pass the
Company's Intelli*Star technology, thereby depriving the Company of the opportunity to capture, bill and collect the related long distance call.

In recent years, AT&T has intensified an aggressive marketing campaign designed to capture market share from its major competitors and from the operator services industry. The marketing campaign encourages callers to dial 1-800 COLLECT, or 1-800 CALLATT or to use AT&T proprietary calling cards when making long distance calls away from home. In addition, prepaid and other calling cards, which the Company cannot bill, have become increasingly popular in the public access communications marketplace in recent years. The expanded use of proprietary and prepaid calling cards, and of other "dial-around" practices by payphone callers, has had a material adverse effect on the Company's and its customers' revenues from automated and live operator assisted calls.

Automated Operator Service Revenues. In 1997, the Company's revenues from automated operator services and billing and collection services amounted to $37.2 million. Of this total, $7.2 million of revenue was derived from the Jail*Star program, through which the Company provided billing and collection services to the corrections industry. The Jail*Star program was terminated by the Company in May 1997 due to unacceptably low profitability.

Services Provided by ILD Teleservices, Inc. In May 1996, the Company formed a subsidiary to which it transferred ownership of its wholly-owned subsidiary, Intellicall Operator Services, Inc. ("IOS"), and received, in exchange, cash in the amount of $2.0 million, a $1.0 million note and 72.5% of the voting stock of the newly formed subsidiary. Other investors purchased the remaining voting stock. The newly formed subsidiary, ILD Teleservices, Inc. ("ILD"), has continued to conduct the live operator service business of IOS and to conduct the long distance resale business previously conducted by the Company. Since its formation, ILD has grown its business rapidly through a combination of acquisitions and internal growth. During 1997, ILD expanded the number and kind of customers served, and expanded its service offerings to include prepaid local and long distance service, as well as billing and collection services. This diversification of customers and service offerings was driven by acquisitions.

On September 2, 1997, ILD purchased the operator service business and related assets from

WorldCom, Inc. ("WorldCom"). The acquired assets included: (a) operator services and related long distance customer contracts, (b) operator service centers located in San Antonio, Texas and Las Vegas, Nevada, (c) switching centers located in Dallas, Texas and Los Angeles, California, and (d) billing and collection operations in Boca Raton, Florida. Additionally, ILD entered into a network services contract with WorldCom and an exclusive long-term operator services agreement pursuant to which ILD would handle WorldCom's international and domestic operator services requirements.

The purchase price of the WorldCom assets, including $1.2 million of assumed liabilities, was $22.6 million. In addition to the assumed liabilities, ILD paid $6.45 million in cash, issued $11,196,000 of its redeemable preferred stock, and issued $3.75 million of its common stock. The cash portion of the purchase price was paid from available cash balances of ILD and from funds borrowed from ILD's secured lender (see Note 7 to the Consolidated Financial Statements).

On December 15, 1997, ILD merged with Interlink Telecommunications, Inc. ("Interlink"), an Atlanta-based company providing (a) operator services to LECs, and to correctional and hospitality markets, (b) prepaid long distance calling services to retailers and the transportation industry, and (c) prepaid local dial-tone services to residents of Georgia, Tennessee, Florida, Alabama and Kentucky. At the time of the acquisition, Interlink's annualized revenues were approximately $10 million.

The Interlink purchase price was $11.4 million, paid as follows: $2.0 million cash, two ILD promissory notes totalling $3.7 million, 16,117 shares of ILD common stock valued at $175.00 per share, or $2.8 million, and 6,666.67 shares of ILD Redeemable Preferred, Series B-3, stock valued at $300.00 per share or $2.0 million.

After giving effect to its 1997 acquisitions, ILD offers a full range of live operator services to more than 100,000 LEC and IPP payphones, 96,000 hospitality guest rooms, 12,000 condominium units, 19,000 hospital rooms and 120 inmate facilities through a combination of bundled and private-label unbundled service offerings. ILD processes over 6.9 million calls per month to these customers through its call centers.

In addition to operator services, ILD offers switched and dedicated 1+ services under a reseller agreement executed by the Company with Sprint. The Company buys such services in bulk for its own use and for resale by ILD to its customers at negotiated rates. The Company and ILD provide customers with periodic reporting of telephone call detail in a form that assists customers in controlling and monitoring telecommunications costs.

On February 2, 1998, but effective January 1, 1998, the Company transferred its prepaid services business to ILD, in exchange for $2.0 million of cash, a $1.0 million note from ILD due by April 1998, and forgiveness of a $2.0 million note due from the Company to ILD. As of the effective date of the transfer, annualized revenues from Intellicall's prepaid services business approximated $6.4 million.

ILD markets its prepaid services with a dedicated marketing team focused on retail and premium/incentive applications. Potential customers are identified and qualified through referrals from existing customers, personal contacts, trade shows and advertisements. The marketing staff provides in-depth proposals to major customers that illustrate how such customers can achieve their financial and marketing objectives by using ILD's services and after-sales support.

In 1997, ILD's revenues were $54 million, and its annualized revenues based on the seasonally low fourth quarter were slightly in excess of $100 million. Of the annualized total, operator service revenue accounted for approximately 80% and other revenue for approximately 20%.

IV.  OTHER BUSINESS FACTORS.

Research and Development. The Company's research and development programs are focused on development of new products and product enhancements for payphone systems operated by IPPs, regulated telephone companies and international customers. The Company's focus in 1997 was on the development of (a) lower cost payphone equipment, (b) additional application software to expand the utility of prepaid PIN systems, and (c) modifications of ASTRATEL 2 payphones which expand their functionality and the number of countries in which they can be used.

In 1998, the Company intends to modify the ASTRATEL 2 for use in new markets and applications. In addition, the Company intends to enhance its payphone management software, and expand the reporting capabilities principally of payphone systems used in the U.S.

The Company considers research and development to be important to the continuation and enhancement of its competitive position. The Company's ability to adequately fund future research and development costs will depend on its ability to generate sufficient funds from operations.

Patents and Licenses. The Company holds 23 United States patents and has numerous United States and foreign pending patent applications relating to the Company's Intelli*Star and other technology. These patents cover the ability to complete automated collect telephone calls, perform certain validity checks and internally store and retrieve data files from telephones, as well as many other features and structures of payphones. The Company considers its patents important to its business.

Under an exclusive patent license agreement between Gateway Technologies, Inc. ("Gateway") and the Company, the Company licensed certain of its patents to Gateway and received certain rights to use and sub-license certain call processing technology from Gateway. The license arrangements with Gateway commenced in 1993, were modified in 1994 and will expire in 2002 unless extended by the parties. The license agreements provide that Gateway is obliged to share revenues received from sub-licensing certain of Gateway's and the Company's patents. The Company and Gateway have entered into sublicensing arrangements with certain manufacturers and users of call processing equipment.

In 1992, the Company entered into an agreement with MessagePhone, Inc. ("MPI"), pursuant to which the Company licenses MPI's automated voice messaging patents. The license permits the Company to offer voice messaging services to its Intelli*Star and call processing customers. The MPI agreement expires in 2008, however, it is effective until the expiration of the MPI patents, including any continuations of such patents.

The Company licenses certain voice recognition technology from Voice Control Systems. The Company pays monthly fees to Voice Control Systems on products manufactured by the Company which utilize the licensed technology.

Trademarks. The Company has registered in the United States its trademarks "Intellicall," "ASTRATEL," "UltraTel," "Intelli*Serv," "Intelli*Max," "VICS," "Intelli-Pro," "Intelli-Pro Plus," "Jail*Star," and "Intelli*Star". The Company also owns the trademarks "Intelli*Mate," "E*Z Collect," "Relay," "Check*Mate," "Star*Message," "Turbo*Star", "Easy*Star" and "Easy*Max".
The Company considers its trademarks important to its business.

Regulation. Telecommunications services and equipment offered by the Company and ILD are subject to varying degrees of regulation at both federal and state levels. There can be no assurances that changes in such regulation, if proposed and adopted, would not have an adverse impact on the operations of the Company, ILD and their customers.

Federal. The Communications Act of 1934 (the "1934 Act"), as amended, governs the provision of interstate services offered by the Company, ILD and their customers. The FCC has enacted rules governing the provision of interstate operator services that include, among other things, filing informational tariffs, providing notices to end-users of the identity of the service provider in the form of postings and verbal announcements, and providing rate quotes upon request of the calling party. A verbal announcement identifying the service provider also must be given to recipients of collect calls from pay telephones and other aggregator locations, and rate quotes must be provided to them upon request. Other requirements include a prohibition on blocking access to alternative telecommunications carriers via certain access codes. The FCC has, in the past, declined to impose such requirements on operator services offered in connection with pay telephones in confinement facilities. However, in Docket 92-77, adopted January 29, 1998, the FCC required operator service providers ("OSPs") to orally notify callers of their right to obtain rate quotes prior to the imposition of any charges for interstate calls. With certain exceptions (see
PRODUCTS: Regulation of Telecommunications Equipment Manufacturers), this requirement applies to all OSPs that provide service at public phones and phones in inmate facilities beginning July 1, 1998.

Intellicall Operator Services, Inc. ("IOS"), a subsidiary of ILD, issues and relies upon tariffs filed pursuant to the 1934 Act to govern its provision of interstate long distance services. The FCC has the authority to review these tariffs and may reject or prescribe rates or terms if it concludes the tariffed rates and provisions are not just and reasonable. All of the tariffs for long distance services filed with the FCC have gone into effect without opposition. However, in 1996, the FCC concluded that non-dominant providers of interstate interexchange services (which includes

IOS ) must withdraw their tariffs on file at the FCC and rely instead on contracts or other arrangements with their customers in the future. This decision is under review in the United States Court of Appeals for the D.C. Circuit. The court has stayed the effectiveness of the FCC's rule pending the completion of its review, which is not expected until the middle of 1998. At this time, it is unclear whether the Company will be required to withdraw its tariffs for interstate interexchange services.

IOS complies with the FCC's regulations governing the provision of operator and prepaid services to international destinations and has obtained Section 214 authority from the FCC to provide its international services. The Company has filed tariffs for its provision of long distance services to international destinations. The FCC's decision requiring non-dominant carriers to withdraw tariffs does not apply to tariffs for international services, and the Company expects tariffing for international services will continue for the foreseeable future.

Regulation of the Company's customers who own pay telephones may impact the products and services provided by the Company and IOS. Section 276 of the 1996 Act mandates that owners of pay telephones receive "fair compensation" for each completed call placed from their payphones. In response to the 1996 Act, the FCC issued orders in September and November 1996 which established a compensation program substantially increasing the revenue pay telephone owners will receive from their payphones. The FCC also concluded that, effective in October 1997, pay telephone owners will be permitted to set whatever rates they select for local calls placed from their pay telephones.

The compensation program adopted by the FCC in the September and November 1996 orders required telecommunications carriers carrying access code calls (such as 10ATT or 1 800- CALLATT) and calls to toll-free 800/888 numbers to pay compensation to the payphone owner when such calls originate from pay telephones. For an initial period between November 1996 and October 1997, the FCC set an interim, flat-rate compensation amount of $45.85 per month per phone, which was apportioned among the largest interexchange carriers only. After that, the FCC orders required carriers to compensate pay telephone owners on a per-call basis at $.35 per completed call. On July 1, 1997, the U.S. Court of Appeals for the D.C. Circuit upheld the FCC's decision to deregulate the rate for local calls placed from payphones, but vacated and remanded the FCC's interim and per-call compensation schemes.

On October 9, 1997, the FCC adopted a revised compensation plan on remand from the D.C. Circuit. The revised plan sets compensation at a rate of $.284 per completed call, beginning with calls placed on or after October 7, 1997. After October 7, 1999, the compensation rate will vary from payphone to payphone, with compensation equal to the local coin rate minus 6.6 cents. Multiple petitions for reconsideration of this order are pending before the FCC, which seek both to increase and to decrease the compensation amount, and to change the compensation amount from a flat-rate per call to a variable rate depending upon the time elapsed. In addition, some parties have petitioned the U.S. Court of Appeals for the D.C. Circuit to review the FCC order.
A decision from the court could come as early as May 1998.

In order to be eligible to receive compensation, the FCC ruled that payphone service providers ("PSP"s ) must transmit unique coding digits provided by LECs to carriers as identification. However, in a Waiver Order issued October 7, 1997 on its own motion, the FCC waived the requirement that LECs and PSPs provide the unique coding digits in order to receive compensation. The Bureau's waiver expires March 9, 1998. As a result, between October 7, 1997 and March 9, 1998, a PSP is eligible for per-call compensation even though it does not transmit the coding digits. The FCC has received comments on whether to modify the Waiver Order. These comments included proposals that compensation be assessed on a per-phone rather than a per-call basis for any payphone not transmitting the coding digits. The Company cannot predict whether or how the FCC will revisit its Waiver Order or the impact such action might have on the Company or IOS.

Neither the Company nor ILD participates in revenues derived from any of these compensation plans, and either the Company or ILD may be required to pay all or a portion of these amounts for completed calls placed at pay telephones by users of their prepaid calling cards. The Company anticipates that the FCC's compensation plan will increase the costs of providing prepaid calling service from payphones, although the precise impact cannot be determined until (1) the court or the FCC finally determines the compensation amount, (2) the court or the FCC decides whether and how compensation will be applied retroactively to the November 1996 to October 1997 period, (3) the number of payphone-originated calls is known, (4) ILD determines the feasibility of implementing a system to track and, if necessary, block payphone calls on a real-time basis, and (5) the FCC resolves issues arising from its Waiver Order.

State. State regulatory commissions in all states have established rules and regulations governing the provision of private payphone services. Such rules typically require certification or registration; notice to end users of the
identity  of  the  service   provider  in  the  form  of  postings   and  verbal
announcements; rate quotes on request; call routing restrictions; and maximum rates. While not necessarily uniform, these rules and regulations generally establish minimum technical and operational requirements to assure that public interest considerations are addressed. Most states regulate rates for local and intrastate toll calls placed from payphones. Initially established to regulate only services paid for by coin, such regulations have been modified in a number of states to include the provision of automated operator services and thus also apply to payphone providers using Intelli*Star technology. Other states have chosen to regulate the provision of automated operator services through rules established for operator service providers rather than those established for payphone owners. Effective October 1997, the FCC ordered states to eliminate any barriers to competition in pay telephone services and pre-empted state regulations limiting the rates charged for local coin calls.

Although many state regulatory commissions regulate the provision of inmate telecommunications services by private providers through waivers of applicable portions of their payphone rules, a growing number of states have adopted separate regulations governing the provision of such services. In some instances, states that do not otherwise permit private payphone owners to compete with regulated telephone companies have authorized such competition with respect to confinement facilities.

IOS is currently certified to provide intrastate prepaid services in 43 states and is seeking certification in one other state. Six states in which IOS provides intrastate prepaid services do not require the prior approval of the respective state regulatory commissions in order to provide services. Most states in which IOS provides intrastate prepaid services appear to have concluded that providers of prepaid services are subject to the same types of regulations, including that of entry and rates, to which traditional long distance carriers are subject. Additionally, several states have required prepaid service providers to post bonds, and in some cases, pay local access charges. Several other states have instituted hearings or proceedings to consider what, if any, regulations should be adopted to assure proper disclosure of terms, rates and conditions for consumer protection. The Company knows of no proposed requirement with which IOS could not comply if adopted in any state in which IOS is not currently certified. A petition before the FCC requesting that it preempt state regulation of certain prepaid services has been denied, thus permitting the states to continue to regulate certain prepaid services to the extent permitted under their own enabling statutes.

IOS has obtained, where necessary, the proper intrastate operator services authorizations including, where applicable, certificates of public convenience and necessity (or similar certificates), and approval and acceptance of its tariffs, in those states in which it provides operator services. IOS complies with applicable state regulations governing the provision of operator services.


Employees. As of February 28, 1998, the Company, not including ILD, had 166 employees, of which 116 were employed in operations and 50 were employed in executive and administrative capacities. At February 28, 1998, ILD employed 320 persons, of whom 267 were in operations and 53 were in executive and administrative positions. The Company believes its and ILD's employee relations are good.

Major Customers. One customer accounted for 10.5% or $9.7 million of the Company's consolidated revenues in 1996. No single customer accounted for more than 10% of the Company's consolidated revenues during 1997 and 1995.

Seasonality. The Company's call revenues and domestic equipment sales are affected by seasonal weather conditions throughout the United States, which tend to reduce the number and duration of pay telephone calls made in the winter
months,   and  which   similarly   reduces   the  number  of  outdoor   payphone
installations.


ITEM 2.  PROPERTIES.

The Company leases approximately 32,000 square feet of space at 2155 Chenault, Carrollton, Texas, where its principal executive, sales and product development offices are located. The lease expires December 31, 2001. The Company leases approximately 26,500 square feet of manufacturing space on a month-to-month basis in McAllen, Texas. The Company considers that its properties are generally in good condition and are well maintained and are generally suitable and adequate to carry on the Company's business.

ILD leases approximately 34,000 square feet of office space in 10 locations, and 39,000 square feet of space used in switching centers and network call centers in 5 locations.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is subject to various legal proceedings arising in the normal course of its business. It is the opinion of the management of the Company that the ultimate disposition of these proceedings will not have a material adverse effect on the Company's financial position or results of operations.

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

                                                                                                        Common Stock

                                                                                            High              Low
1997

     First Quarter.............................................................         $   6 5/8        $    4 3/4

     Second Quarter............................................................             5 3/8             4 1/8

     Third Quarter.............................................................             6 1/4             3 3/8

     Fourth Quarter ...........................................................             6                 4 11/16

1996

     First Quarter.............................................................        $    5 3/4        $    3 1/4

     Second Quarter............................................................             8 1/4             4 1/2

     Third Quarter.............................................................             5 1/2             2 7/8

     Fourth Quarter............................................................             6                 3 7/8


On February 28, 1998, the Company had approximately 1,139 stockholders of record.

Dividend Policy on Intellicall's Common Stock

The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain any future earnings for use in its business and therefore does not expect to pay any cash dividends on Common Stock in the foreseeable future. Any future determination to pay cash dividends will depend upon the earnings and financial position of the Company and such other factors as the Board of Directors of the Company may deem appropriate at that time. The Company's agreement with its secured lender prohibits the Company from paying dividends. See Note 2 to the Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA.

The following selected consolidated financial information for each of the five years in the period ended December 31, 1997, is derived from the Company's Consolidated Financial Statements. The information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                                                    Year Ended December 31,(1)
                                                                         1997         1996       1995       1994        1993
                                                                              (In thousands, except per share amounts)
Statement of Operations Data:
    Revenues and Sales:
    Service revenues...........................................       $  97.673    $  76,905  $  54,558  $  60,059   $   69,187
    Equipment sales ...........................................          19,313       15,884     19,944     23,322       15,939
                                                                                              ---------- ----------  ----------
                                                                        116,986       92,789     74,502     83,381       85,126

    Cost of Revenues and Sales:
    Service revenues...........................................          87,830       68,078     45,318     49,692       54,457

    Equipment sales ...........................................          21,929       17,690     21.454     27,221       13,068
                                                                    -----------   ---------- ---------- ----------   ----------
                                                                        109,759       85,768     66,772     76,913       67,525

    Gross profit...............................................           7,227        7,021      7,730      6,468       17,601
    Selling, general and administrative expenses...............         (13,947)     (10,598)    (9,436)   (12,473)     (13,932)
    Provision for doubtful accounts............................          (1,006)        (364)      (820)    (3,517)      (1,853)
    Research and development expenses..........................            (741)        (608)    (2,350)    (2,965)      (4,118)
                                                                   ------------      -------   ---------  ---------   ----------
    Operating loss.............................................          (8,467)      (4,549)    (4,876)   (12,487)      (2,302)

    Gain on sale of assets.....................................              --          572      1,607         --        1,051
    Other income...............................................             695          710        440      1,100        2,295
    Interest expense...........................................          (2,660)      (2,918)    (3,310)    (3,079)      (2,338)
    Minority interest..........................................            (196)        (113)        --         --           --
                                                                    -----------   ----------  ---------- ---------  -----------

    Loss before income taxes...................................         (10,628)      (6,298)    (6,139)   (14,466)      (1,294)

    Income tax benefit.........................................              --        1,303         --         --           --
    Income tax expense.........................................            (277)          --         --         --           --
                                                                    ------------  ----------  ---------  ---------  -----------

    Net loss...................................................      $  (10,905)  $   (4,995) $  (6,139) $ (14,466)  $   (1,294)

    Redeemable preferred stock dividend........................            (186)          --         --         --           --
                                                                      ----------   ---------- ---------- ----------  ----------
    Net loss available to common shareholders..................      $  (11,091)  $    (4,995) $  (6,139) $ (14,466)  $  (1,294)
                                                                     ==========   ===========  ========== ==========  =========

    Basic and diluted net loss per share.......................      $    (1.20)  $     (0.62) $   (0.80) $   (1.91)  $   (0.17)
                                                                     ==========   ===========  =========  =========   =========

    Weighted average number of basic and
     diluted shares outstanding................................           9,268         8,024      7,672      7,571       7,660


Balance Sheet Data:
    Total assets...............................................       $   84,789   $  45,254  $  48,644  $  58,799   $   72,851
    Total long term obligations................................       $   22,165   $  20,107  $  10,796  $  25,894   $    2,346
    Redeemable preferred stock.................................       $   13,196   $     --   $     --   $     --    $      --
    Stockholders' equity (2)...................................       $    7,471   $  12,669  $  13,243  $  19,322   $   33,435




  (1) Certain prior year amounts have been reclassified to conform to current year presentation.

  (2) The Company has never paid cash dividends on its Common Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Forward-Looking Statements - Cautionary Statements

         This Annual Report contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Specifically, all statements other than statements of historical facts included in this report regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," and "intend" and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, product introductions and acceptance, technological change, changes in industry practices, one-time events and other factors described herein ("cautionary statements"). Although the Company believes that expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein. The Company's future operating results and financial condition are subject to a number of risks and uncertainties. Those believed by management of the Company to be the most troublesome if they were to occur are set forth below in Risk Factors.

Analysis and Discussion of Results of Operations

The following is a discussion of the consolidated financial condition and results of operations of the Company for 1997, 1996 and 1995. The discussion should be read in conjunction with the Consolidated Financial Statements of the Company, the Notes thereto and the other financial information included elsewhere in this report. For purposes of the following discussion, references to annual periods refer to the Company's years ended December 31. For purposes of the following discussion, references to quarterly periods refer to the Company's fiscal quarters ended March 31, June 30, September 30, and December 31.

Results of Operations. The following table sets forth certain items in the Company's Consolidated Statements of Operations as a percentage of total revenues and sales and as a percentage of related sales for the years indicated:

                                                                                     Year Ended December 31,
                                                             1997           1996           1995            1994             1993
                                                             ----           ----           ----            ----             ----

                             Revenues and Sales:
                                Service Revenues            83.5%          82.9%          73.2%           72.0%            81.3%
                                 Equipment Sales            16.5%          17.1%          26.8%           28.0%            18.7%
                                                            -----          -----          -----           -----            -----
                                           Total           100.0%         100.0%         100.0%          100.0%           100.0%
                                                           ======         ======         ======          ======           ======

                        Gross Profit Percentage:
                                Service Revenues            10.1%          11.5%          16.9%           17.3%            21.3%
                                                            =====          =====          =====           =====            =====
                                 Equipment Sales          (13.5)%        (11.4)%         (7.6)%         (16.7)%            18.0%
                                                          =======        =======         ======         =======            =====



1997 Compared to 1996

Service Revenues. Service revenues were $97.7 million for the year ended December 31, 1997, compared to $76.9 million for the year ended December 31, 1996. The table below provides a detailed analysis of service revenues by type for the years ended December 31, 1997 and 1996 (in thousands).

                                                                        1997              1996
                                                                        ----              ----

                  Call Traffic Revenue      ..................         $37,223           $46,581
                  Long-distance Resale .......................           6,927             5,068
                  Operator Services...........................          47,108            21,609
                  Prepaid Calling Services....................           6,415             3,647
                                                                      --------          --------
                                                                       $97,673           $76,905
                                                                       =======           =======

During 1997, call traffic revenues declined $9.4 million (20.1%) compared with the corresponding period in 1996. The decline principally resulted from the discontinuation in June 1997 of the Company's Jail*Star inmate services program, and the continuing effects of the practice known as "dial-around" in which payphone users use calling cards and numbers which the Company is unable to bill. The portion of the decline from 1996 in call traffic revenue attributable to the discontinuance of the Jail*Star program was $5.6 million and a loss of 4,057 phones reporting under this program. Partially offsetting this decline was an increase in the number of phones reporting through other programs from 57,671 phones reporting in 1996 to 60,029 phones reporting in 1997. The remainder of the decline in call traffic revenues is principally attributable to "dial-around".

Gross profit derived from call traffic revenues was $1.9 million, or 5.2%, of related sales for the year ended December 31, 1997, compared to $5.2 million, or 11.3%, of related sales for the same period ended 1996. The primary reason for the decline in gross margin percentage was an increase in true-up experience relating to prior periods and an increase in bad debt reserves on current traffic. The Company believes that its current reserves are adequate for future true-ups which the Company may experience. Also, unbundled revenues which have a 100% margin declined $238,000 from 1996 to 1997.

Long-distance resale and operator service revenues rose $27,358,000, or 103%, for the year ended December 31, 1997 compared to the same period in 1996. The majority of the increase arose from the acquisitions by ILD of the operator service business of WorldCom and Interlink and the long-distance services business of Interlink. The remaining portions of operator service revenue growth were generated internally.

Gross profit from long-distance resale and operator service revenues was $6,060,000, or 11.2%, for the year ended 1997 compared to $2,131,000, or 8.0%, for the year ended 1996.

Compared with 1996, prepaid calling card revenues increased by $2,768,000, or 75.9%, for the year ended December 31, 1997. The growth in revenues reflects the Company's increased sales of prepaid calling cards through retail distribution channels.

Gross profit from prepaid calling card revenues increased from $1,149,000, or 31.5%, for 1996 compared to $1,867,000, or 29.1%, for 1997.


Equipment Sales. The Company's equipment sales were $19.3 million and $15.9 million in the years ended December 31, 1997 and 1996, respectively. The following table presents an analysis of sales to the Company's primary markets (in thousands):


                                                                    1997                       1996
                                                                    ----                       ----
         Independent Payphone Providers................            $16,726                    $11,529
         International.................................              2,577                      3,933
         Regulated ....................................                 10                        422
                                                                  --------                  ---------
             Total equipment sales.....................            $19,313                    $15,884
                                                                   =======                    =======

Equipment sales for 1997 rose $3,429,000, or 21.6%, from the same time period in 1996. The growth in sales resulted from increased demand for AstraTel 2 payphones, kits and accessories, and for network systems used to render prepaid calling card services. For the year ended December 31, 1997 sales of AstraTel 2 phones and kits were $10,328,000 compared to $1,017,000 for the year ended December 31, 1996. International and Regulated sales for 1997 declined $1,768,000 from 1996.

For both years being compared, the Company recorded gross losses and negative margins on equipment sales due to, in 1996, a $2.7 million provision for inventory losses, and in 1997, a $5.9 million provision for inventory losses and for the impairment in value of certain capitalized software development costs. In both years, these provisions were recorded in recognition of the Company's limited success in moving older generations of payphone and INP products at prices above their inventory values.

Throughout 1997, the Company has conducted numerous reviews of its opportunities to sell old and slow-moving inventories at various price levels. Upon completion of these reviews and exhaustion of certain efforts to dispose of these inventories, management of the Company recorded the $5.9 million provision for inventory losses and impairment in value of certain previously capitalized software development costs. The reasons for this decision are set forth in the following paragraph.

The rate of acceptance of the AstraTel 2 and the strength of customer preference for the AstraTel 2 product line required far steeper price reductions on older payphone products than had earlier been believed to be necessary. In some cases, the AstraTel 2 obsoleted the Company's older payphone products. In international markets, the Company has made repeated efforts to sell earlier generations of international payphones at progressively lower prices and on increasingly attractive terms, but the Company's attempts have been less successful than expected. Because of disappointing market potential of the Company's existing line of international payphone products, the related software development costs of this line and its related inventories were written down to their estimated net realizable value. Because of customer preference, higher profit margins, technical superiority and field stability of the AstraTel 2, the Company intends to incorporate the features and capability of the AstraTel 2 in its future international product offerings.

Without the $2.7 million and $5.9 million provisions for losses in 1996 and 1997, the Company's gross profit and gross margin on equipment sales for the year ended 1996 would have been $900,000, or 5.6%, and for the year ended 1997 would have been $3.3 million, or 17.0%. The year to year improvement in gross profit and gross margin on equipment sales is attributable to a growth in equipment sales and a favorable mix of sales. Compared to 1996, the increase in AstraTel 2 payphones and kits created higher margins due to their much lower costs than previous generation payphones and accessories.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.3 million for the year ended December 31, 1997 over the year ended December 31, 1996. Primarily responsible for the rise in such expenses was the growth in ILD through its acquisitions from $713,000 for the year ended 1996 compared to $4.3 million for the year ended 1997. Other changes affecting the yearly comparison were overall reductions in sales and customer support costs as well as in corporate administrative expenses. Notwithstanding the overall decline in sales costs, sales commissions and advertising costs were higher in 1997 than in 1996.

Provision for Doubtful Accounts. The provision for doubtful accounts increased $642,000 for the year ended December 31, 1997 as compared to the year ended December 31, 1996. This increase reflects higher expected levels of collection losses, principally on equipment receivables.

Research and Development Expenses. Gross spending for research and development decreased $727,000 for the twelve months ended December 31, 1997 as compared to the same period in 1996. The Company capitalized $1.32 million in 1997 compared to $2.18 million in 1996 of internally developed software costs as permitted by generally accepted accounting principles.

Income Tax Refund. In September 1996, the Company received a net federal income tax refund in the amount of $1.3 million and approximately $259,000 of related interest earned on the claim.

The Company recorded the income tax benefit and related interest income when the refund was received.


1996 Compared to 1995

Service Revenues. Service revenues were $76.9 million for the year ended December 31, 1996, compared to $54.6 million for the year ended December 31, 1995. The table below provides a detailed analysis of service revenues by type for the years ended December 31, 1996 and 1995 (in thousands).

                                                                        1996              1995
                                                                        ----              ----

                  Call Traffic Revenue      ..................         $46,581           $40,417
                  Long-distance Resale........................           5,068             3,567
                  Validation Services.........................              --             2,567
                  Operator Services...........................          21,609             6,722
                  Prepaid Calling Services....................           3,647             1,285
                                                                      --------          --------
                                                                       $76,905           $54,558
                                                                       =======           =======

Call traffic revenues increased $6.2 million for the year ended December 31, 1996 compared to the year ended December 31, 1995. The favorable revenue variance reflects primarily (i) a 10.7% increase in the number of phones using the Company's Intelli*Star technology from 55,755 phones at December 31, 1995 to 61,728 phones at December 31, 1996 and (ii) increased participation by the Company's customers in the "Jail*Star" program resulting in significantly higher revenues for inmate facilities providers. The Jail*Star program was first introduced in November 1995. Because of the continuing effects of dial-around competition, there was a deterioration in the average number of calls per day per phone, partially offsetting the increased number of reporting boards. The Company anticipates that the number of calls made per day per phone will continue declining in the future at rates similar to prior years.

Gross profit from call traffic revenues was $5.2 million, or 11.3%, of related sales for 1996, compared to $5.7 million, or 14.1%, for 1995. The absolute and proportionate gross profit in 1996 was lower than in 1995 primarily because of a change in the mix of call traffic revenue, most significantly the increase in Jail*Star traffic processed. The Jail*Star program generally realizes a lower gross margin than the Easy*Star and bundled programs. In 1996, 27.8% of call traffic revenue resulted from Jail*Star compared to 1.1% in 1995. Other factors affecting gross profit margins included: (i) a decline in customers entering into so-called "Lone-Star transactions" (a transaction by which a customer makes a one time payment for a paid-up license to use the Intelli*Star technology) which caused a reduction of gross profit from $242,000 in 1995 to $33,000 in 1996, and (ii) a $418,000 reduction in unbundled revenues and gross profit in 1996 compared to 1995.

Long-distance resale revenues increased $1.5 million for the year ended December 31, 1996 over the year ended December 31, 1995. Higher revenues in 1996 principally resulted from an increase in the number of customers buying long-distance services. Gross profit on long-distance revenues for 1996 was $585,000, or 11.6%, of related sales as compared to $378,000, or 10.6%, of related sales in 1995.

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

Gross profit derived from operator service revenues was $1.5 million, or 7.2%, of related sales for the year ended December 31, 1996 as compared to $1.5 million, or 21.6%, of related sales for the year ended December 31, 1995. The contractual change with the third party operator service provider described above and lower gross profit margins from new customers account for the decreased gross profit percentages.

Prepaid calling revenues were $2.4 million higher in 1996 as compared to 1995. Revenues increased primarily because of growth in the number of retail outlets from which the Company's prepaid calling card services sold, and from higher revenues in the Company's private label calling card program. At the end of 1996, the Company's customers sold cards in 641 grocery and convenience stores compared to 179 stores at the end of 1995. A significant proportion of the 179 outlets selling cards in 1995 were added late in that year.

Gross profit for the year ended December 31, 1996 for prepaid calling revenues was $1.2 million, or 31.5%, of related sales as compared to $320,000, or 21.5%, of related sales in the same period in 1995. The proportionate gross profit for 1996 was higher than 1995 because, near the end of 1995, the Company began marketing directly to retailers rather than through distributors, and due to a higher volume of calls processed in 1996.

Equipment Sales. The Company's equipment sales were $15.9 million and $19.9 million in the years ended December 31, 1996 and 1995, respectively. The following table presents an analysis of sales to the Company's primary markets (in thousands):


                                                                  1996                      1995
                                                                  ----                      ----

         Independent Payphone Providers................          $11,529                    $15,623
         International.................................            3,933                      3,506
         Regulated ....................................              422                        815
                                                                --------                   --------
             Total equipment sales.....................          $15,884                    $19,944
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

Liquidity and Capital Resources

In recent years, the Company has financed its net losses, capital expenditures and research and development costs through a combination of asset sales, reduction in working capital and external financing. In the second half of 1998 and beyond, management of the Company believes that funds required for capital spending, new product development, debt service and fixed expenses will be generated from operations, provided that equipment sales increase by 25% or more over comparable sales in 1997, and the mix of products sold continues to shift toward sales of higher margin products. Should the anticipated growth in demand for the Company's products be insufficient to generate the required liquidity, the Company may be required to sell assets or seek further external funding. If such a situation were to develop, the Company believes that it has adequate opportunities to obtain, in a timely manner, the funds required for its operations.

The Company reported a net loss of $10.9 million in 1997. The loss included non-cash charges of $11.9 million for depreciation and amortization, and provisions for doubtful accounts, inventory losses and minority interest. Adding net interest charges of $2.0 million, and income taxes of approximately $300,000, results in an earnings before interest, taxes, depreciation and amortization (EBITDA) of approximately $3.3 million. Net changes in operating assets and liabilities during 1997 resulted in a use of cash approaching $600,000.

Cash flows from financing activities were comprised of borrowings on revolving lines of credit, and sales of common and preferred stock of both Intellicall and ILD. The total value of all financing activities equaled approximately $20.2 million. The combined cash flow from operations, as adjusted for the non-cash charges noted above, was therefore approximately $22.9 million.

Such cash flow was used by both entities in the consolidated group to fund capital expenditures, including capitalized software development costs. In addition, ILD used a substantial portion of its generated cash flow for the consummation of its acquisitions of the WorldCom and Interlink assets.

Interest paid in 1997 was $2.1 million. The net change in cash resulting from all of the above factors was a reduction of approximately $2.2 million.

During 1997, the Company's capital expenditures and investment in new product development amounted to $3.4 million. In 1998, capital expenditures, not including ILD, are expected to fall below the amount invested in 1997 and below the Company's 1998 depreciation expense. As in 1997, funds will be invested to upgrade computer equipment, software and the Company's management information system. The Company's investment in new product development is planned to approximate the 1997 investment. For additional information regarding new product development, see
PRODUCTS: Research and Development.

During 1997, the Company's secured lender reduced by $1,200,000 the amount available to the Company to finance its investment in inventories. During 1998, a further $300,000 reduction is scheduled to occur in the Company's first quarter. Thereafter, no further reduction or growth in inventory financing is required or permitted pursuant to existing provisions of the loan agreement between the Company and Finova. Except as might be required by reductions in its borrowing base, the Company is not required to make any principal payments on its debts in 1998. ILD's scheduled debt repayments in 1998, based on its obligations outstanding at December 31, 1997, are $4.9 million, for which ILD anticipates that cash flow from its operations will be adequate to cover.

By prior arrangement and subject to an agreement between the companies, neither Intellicall nor ILD guarantees or has financial responsibility for the debts and obligations of the other company. No assets of either company are encumbered by liens or security interests of the other. However, Intellicall has pledged its holdings of ILD securities to its secured lender.

Cash balances of ILD and Intellicall are segregated and restricted for use in their respective businesses. Pursuant to various agreements, including certain agreements with the companies' secured lenders, each company is self funded and neither company may use the other's cash balances for any purpose. However, no agreement restricts either company from reimbursing the other for expenses paid on the other company's behalf or from the payment of contractually required amounts such as principal or interest on intercompany notes payable.

As of December 31, 1997 ILD has made extensive use of financial leverage and the Company, without inclusion of ILD's operating results, has suffered from historical losses which have required the Company to sell assets or obtain external funding to provide it with necessary liquidity. Since neither company may rely on the other for occasional funding of the other's needs, each company is wholly dependent on its ability to attract external funds or generate funding from operations. There can be no assurance that such funds would be internally generated when required or in a sufficient amount; nor can there be any assurance that funds which might be available to either company from external sources would not materially dilute shareholder interests or returns.

Risk Factors Relating to Forward-Looking Statements

Regulatory Changes. As described in ITEM I., BUSINESS, the Company's and ILD's sales and revenues are affected by existing regulations and by changes in state and federal regulations to which the Company's and ILD's customers, equipment business and service businesses are subject. The rate of change in proposed and promulgated regulations affecting the operator service, long distance and payphone manufacturers has accelerated since passage of the Telecommunications Act of 1996 in February of that year. In addition, numerous parties affected by regulatory changes have sought modifications or rescission of proposed or existing regulations, some of which would adversely affect the Company or ILD if adopted. There can be no assurance that proposed regulatory changes that might adversely affect the Company or ILD will not be adopted, or that recently adopted regulations that may benefit the Company's or ILD's operations will not be rescinded or delayed in their implementation. Furthermore, many aspects of telecommunications legislation and regulations have been litigated in various federal and state courts. Decisions emanating from federal and state courts could have an adverse effect on the Company or ILD.

Acceleration of Dial-around. The number of long distance calls which are billable by the Company has declined since 1992 as a consequence of aggressive marketing programs pursued by AT&T, Sprint and MCI which have made it possible for payphone callers to route their calls in ways that preclude the Company from billing them. This process, termed "dial-around", has become increasingly popular among payphone users as 1-800 numbers have proliferated in response to the successful marketing of prepaid and other proprietary calling card programs. In recent months, certain regional Bell Operating Companies have introduced their own proprietary calling cards which may accelerate the incidence of dial-around and further erode the Company's and ILD's revenues from operator services. Moreover, at least one large interexchange carrier ("IXC") has recently introduced a proprietary calling card offering reduced per-call pricing with no per-call surcharges. Expanded utilization of dial-around programs will have the effect of reducing the Company's revenues.

Decline in Long Distance Prices. In response to regulatory changes and expanded capacity among IXCs, prices of long distance domestic phone calls have generally declined over recent years and the rate of decline is believed by management to be accelerating. Such declines have produced gross margin compression among IXCs and have intensified competition among them to preserve or increase market share. The effects of increased competition among providers of long distance services may lead to a compression of margins available to resellers of such services. In addition, as described more fully in ITEM 1., BUSINESS. OTHER BUSINESS FACTORS: Regulation, the Company or ILD may be required to pay dial-around compensation to payphone owners for calls made using its prepaid or proprietary calling cards, and such payments may not be recoverable through pricing changes.

Compression of Operator Service Margins. In 1996, but more markedly in 1997, the Company's gross and pretax margins on operator service revenues have been depressed by increased chargebacks from LECs for uncollectible call traffic. Operator service margins have been compressed as well by the Company's and ILD's inability to reduce fixed and semi-fixed costs of operator services as rapidly as revenues have declined due to dial-around. Management anticipates a continuation of this trend in the foreseeable future.

Volume and Profitability of Equipment Sales. The Company has developed products which have found increasing customer acceptance in many of its markets. The Company's long term financial welfare will depend on deeper and more profitable penetration of existing and targeted markets. The Company's limited financial resources may limit its ability to increase equipment sales as rapidly as desired. Funds available under the Company's working capital line may be insufficient to finance concomitant growth in working capital, and internally generated funds may be insufficient to finance desired capital spending or research and development spending.

The Company has historically suffered from low gross margins on equipment sales. Although provisions for inventory losses have resulted in negative gross margins since 1993, the Company's variable gross margins on phone and network equipment products introduced since 1996 have markedly improved. Notwithstanding such improvement, increased equipment sales volume is required in future periods to cover a variety of costs. Such costs include but may not be limited to fixed manufacturing overhead expenses and selling, general and administrative expenses associated with the production and sale of the Company's products. There is no guarantee that the required increase in sales will generate sufficient gross profit to finance the portion of working capital growth not financed by the Company's working capital line.

International Economic Conditions. As a manufacturer of payphone and network switching equipment, the Company is a capital goods producer. As are most capital goods producers, the Company is subject to changes in economic conditions and in prospective returns available to its customers from the purchase of its products. In the sale of the Company's products to customers in developing countries, changes in currency values or the imposition of exchange controls may lead to steep increases in the price of the Company's equipment or leave customers unable to make payment for the equipment in U.S. dollars.

Existing Indebtedness. Both the Company and ILD are parties to loan agreements with financial and other restrictive covenants limiting investment in capital assets, sales of certain assets and the payment of dividends. In addition, to varying degrees the covenants require the maintenance of certain account balances, operating results or financial ratios. If the Company continues to operate unprofitably in 1998, The Company's secured lender would be permitted by current provisions of its loan agreement with Intellicall to accelerate the Company's indebtedness and to cease making further loans. Similarly, if ILD were to breach the terms of its loan agreement with its secured lender, the bank would be entitled to seek a number of remedies. These remedies could include those restricting ILD's ability to make further acquisitions with borrowed funds or to make further payments of principal or interest on debts subordinated to that of NationsBank.

Year 2000 Discussion. The Company has conducted an initial review of Year 2000 issues as they may relate to the Company, its customers and certain of its suppliers who provide critical services to the Company.

The Company believes that the Company's internal operations are Year 2000 compliant. The Company has installed a new accounting system integrating all accounting aspects of the Company's manufacturing operations. The Company's billing system pursuant to which call records received from the Company's customers are billed, is a customer designed system not subject to Year 2000 problems.

Certain of the software included in the Company's Products sold to its customers may have to be modified to address Year 2000 issues. During 1997 the Company commenced a program pursuant to which all software utilized in the Company's Products is to be evaluated for Year 2000 problems. Such evaluation has not been finalized.

Finally the Company utilizes an industry standard format, EMI, for the billing and collection of call records submitted to it by its customers. Upon publication of the new format for Year 2000 compliance, the Company will adopt such format and forward such format to its customers for their use in the year 2000 and thereafter.

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

                        (a)3.1 Certificate of Incorporation of the Company and all amendments thereto through
                                     December 31, 1992.
                        (c)3.2 Amendment to Certificate of Incorporation raising the authorized common stock from 10,000,000 shares to 50,000,000 shares.
                        (f)3.3 Amendment to Certificate of Incorporation lowering the authorized common stock from 50,000,000 shares to 20,000,000 shares.
                        (b)3.4       By-laws of the Company, as amended.
                        (a)4.1 Specimen certificate for Common Stock of the Company.
                        (h)4.2 Certificate of Designation of Series A Convertible Preferred Stock of
                                     Intellicall, Inc.
                       (f)10.1 Intellicall, Inc. 1991 Stock Option Plan, as amended.
                       (b)10.2       Form of Incentive Stock Option Agreement.
                       (b)10.3       Form of Nonqualified Stock Option
                                     Agreement.
                       (b)10.4       Form of Director Stock Option Agreement.
                       (f)10.5       Form of 1995 Employee Stock Purchase Plan.
                       (b)10.6 ADREC Development and License Agreement, dated as August 2, 1990, between VCS Industries, Inc. d/b/a Voice Control Systems and the Company.
                       (b)10.7       Amended   and   Restated   Patent   License
                                     Agreement dated as of January 1, 1992, between the Company and MessagePhone, Inc.
                       (d)10.8 Amended and Restated 10% Convertible Subordinated Note Due 1999 dated
                                     August 11, 1994 with T.J. Berthel
                                     Investments, L.P.
                       (c)10.9 Registration Rights Agreement dated February 14, 1994, among between the Company and T.J. Berthel Investments, L.P.

                      (e)10.10       Note  and  Warrant  Purchase,   Paying  and
                                     Conversion/Exercise     Agency    Agreement
                                     entered  into on December  22, 1995 between
                                     Banca Del Gottardo and the Company.
                      (e)10.11       Form of 8%  Convertible  Subordinated  Note
                                     executed   by  the  Company  to  Banca  Del
                                     Gottardo dated December 22, 1995.
                      (e)10.12       Form of Banca Del Gottardo Warrants entered
                                     into on December 22, 1995 between Banca Del
                                     Gottardo and the Company.
                     (g) 10.13       Loan and Security Agreement executed with
                                     Finova Capital Corporation.
                     (g)             10.14  Secured  Revolving  Credit Note made
                                     payable to Finova  Capital  Corporation  in
                                     the    original    principal    amount   of
                                     $12,000,000.
                     (h) 10.15       Second Amendment to Loan and Security
                                     Agreement with Finova Capital Corporation.
                     (g)             10.16 Note and Warrant Purchase, Paying and
                                     Conversion/Exercise     Agency    Agreement
                                     executed with Banca del Gottardo.
                     (g) 10.17       Form of 8% Convertible Suborginated Notes
                                     (included within Exhibit 10.16).
                     (g) 10.18       Form of Warrants issued with Notes
                                     (included within Exhibit 10.16).
                     (h) 10.19       Securities Purchase Agreement executed
                                     with four institutional investors
                                     (the "Investors".)
                     (h) 10.20       Registration Rights Agreement executed
                                     with the Investors.
                     (i) 10.21       Asset Purchase Agreement dated February 27,
                                     1997 by and among WorldCom, Inc. and ILD
                                     Communications, Inc. (c/ka/a ILD
                                     Teleservices, Inc.)
                     (i) 10.22       Amendment No. 1 to Asset Purchase Agreement
                     (i) 10.23       Loan and Security Agreement dated
                                     August 29, 1997 by and among ILD
                                     Teleservices, Inc., Intellicall Operator
                                     Services, Inc. and NationsBank, N.A.
                     (i) 10.24       Revolving Credit Note for $20,000,000
                                     executed by ILD Teleservices, Inc. and
                                     Intellicall Operator Services, Inc.
                     (i) 10.25       Term Note for $5,000,000 executed by ILD
                                     Teleservices, Inc. and Intellicall
                                     Operator Services, Inc.
                     (j) 10.26       Merger Agreement dated December 15, 1997
                                     by and among Interlink Telecommunications,
                                     Inc., Reginald P. McFarland and ILD
                                     Teleservices, Inc.
                     (j)             10.27   Promissory  Note  in  the  original
                                     principal  amount of  $2,700,000  issued by
                                     ILD Teleservices,  Inc. payable to Reginald
                                     P. McFarland.
                     (j)             10.28   Promissory  Note  in  the  original
                                     principal  amount of  $1,300,000  issued by
                                     ILD Teleservices,  Inc. payable to Reginald
                                     P. McFarland.
 .
                         ++21.1       Subsidiaries of the Company.
                         ++23.1       Consent of Independent Accountants.
                         ++27.1       Financial Data Schedule.

++            Filed herewith.
(a)          Incorporated by Reference from the Company's Form S-1 filed
             August 28, 1987, file no.
             33-15723.
(b) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.
(c) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
(d) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.
(e) Incorporated by reference from the Company's Current Report on Form 8-K (Date of Earliest Event Reported - December 28, 1995).
(f) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
(g) Incorporated by reference from the Company's Current Report on Form 8-K (Date of Earliest Event Reported - November 22, 1996).
(h) Incorporated by reference from the Company's Current Report on Form 8-K (Date of Earliest Event Reported - July 21, 1997).
(i) Incorporated by reference from the Company's Current Report on Form 8-K (Date of Earliest Event Reported - September 2, 1997).
(j) Incorporated by reference from the Company's Current Report on Form 8-K (Date of Earliest Event Reported - December 15, 1997).

         (b)      Reports on Form 8-K.

                  One report on Form 8-K was filed during the last fiscal quarter of 1997 (Date of Report - December 15, 1997) reporting on Item 5. Other Events and Item 7. Financial Statements and Exhibits.

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

March 31, 1998                           INTELLICALL, INC.

signed 3/30/98                          /s/ William O. Hunt
                                        By:    William O. Hunt
                                               Chairman of the Board
                                               and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 31, 1998.

                  Name                                      Office
                  ----                                      ------

/s/ William O. Hunt                            3/30/98 Date
William O. Hunt                                Chairman of the Board
(Principal Executive Officer)                  and Chief Executive Officer

/s/ John M. Carradine                          3/30/98 Date
John M. Carradine                              Chief Financial Officer
(Principal Financial                           and Vice President - Finance
and Accounting Officer)

/s/  B. Michael Adler                          3/30/98 Date
B. Michael Adler                               Director

/s/ Thomas J. Berthel                          3/30/98 Date
Thomas J. Berthel                              Director

/s/ Lewis E. Brazelton III                     3/30/98 Date
Lewis E. Brazelton III                         Director

/s/ Arthur Chavoya                             3/30/98 Date
Arthur Chavoya                                 Director

/s/ Richard B. Curran                          3/30/98 Date
Richard B. Curran                              Director

/s/ John J. McDonald, Jr.                      3/30/98 Date
John J. McDonald, Jr.                          Director

                                INTELLICALL, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Report of Independent Accountants...........................................F-2

Consolidated Financial Statements:

   Balance Sheets ..........................................................F-3

   Statements of Operations ................................................F-5

   Statements of Stockholders' Equity ......................................F-6

   Statements of Cash Flows ................................................F-7

   Notes to Consolidated Financial Statements...............................F-8

        Financial Statement Schedules (Note A):

        Valuation and Qualifying Accounts...................................F-32

Note A: All other schedules are omitted, since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Intellicall, Inc.



In our opinion, the consolidated financial statements listed in the accompanying index on page F-1 present fairly, in all material respects, the financial position of Intellicall, Inc. and its subsidiary at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion expressed above.


/s/ Price Waterhouse LLP
3/20/98 Date
PRICE WATERHOUSE LLP



Dallas, Texas
March 20, 1998

INTELLICALL, INC.

CONSOLIDATED BALANCE SHEETS


ASSETS
(in thousands)

                                                                                                    December 31,

                                                                                              1997               1996
                                                                                              ----               ----
Current assets

     Restricted cash ..................................................                  $  2,488               $  15

     Cash and cash equivalents ........................................                        66               2,271

     Receivables.......................................................                    34,881              25,738

          Less allowance for doubtful accounts.........................                     6,211               3,239
                                                                                        ---------           ---------

                                                                                           28,670              22,499

     Inventories, net..................................................                     5,002               7,902

     Other current assets..............................................                     1,908               1,684
                                                                                      -----------           ---------

          Total current assets.........................................                    38,134              34,371

Fixed assets, net......................................................                     8,387               1,964

Capitalized software costs, net........................................                     2,968               4,904

Notes receivable, net..................................................                     1,125                 992

Intangible assets, net.................................................                    31,802                 928

Other assets, net......................................................                     2,373               2,095
                                                                                        ---------           ---------

                                                                                         $ 84,789            $ 45,254
                                                                                         ========            ========




See notes to consolidated financial statements.

INTELLICALL, INC.

CONSOLIDATED BALANCE SHEETS (Continued)
LIABILITIES AND STOCKHOLDERS' EQUITY
(in thousands, except share information)
                                                                                               December 31,

                                                                                         1997                1996
                                                                                         ----                ----
Current liabilities

     Accounts payable..........................................                       $11,320             $ 4,841

     Accrued transmission, customer commissions and billing

         charges...............................................                        12,222               4,960

     Deferred revenue..........................................                         1,262               1,028

     Accrued liabilities.......................................                         4,456               1,451

     Capital lease obligation, current.........................                           157                  --

     Current portion of long-term debt ........................                         4,928                  85
                                                                                     --------           ---------

     Total current liabilities.................................                        34,345              12,365

Long-term debt ................................................                        21,217              19,312

Deferred revenue...............................................                            --                 595

Capital lease obligation ........... ..........................                           843                  --

Other liabilities..............................................                           948                 200

Minority interest..............................................                         6,769                 113

Commitments and contingent liabilities.........................                            --                  --
                                                                                   ----------          ----------

      Total liabilities                                                                64,122              32,585
                                                                                     --------            --------

Redeemable preferred stock Series B-2, $100 par value;

     111,960 and zero shares issued and outstanding,

     respectively..............................................                        11,196                  --

Redeemable preferred stock Series B-3, $300 par value; 6,667 and zero shares issued and outstanding,

     respectively..............................................                         2,000                  --

Stockholders' equity

     Preferred stock, $.01 par value; 1,000,000 shares

         authorized;  4,000 and zero shares issued

         and outstanding, respectively.........................                             1                  --

     Common stock, $.01 par value; 20,000,000 shares

          authorized; 9,471,944 and 8,646,278 shares issued,

          respectively.........................................                            95                  87

     Additional paid-in capital................................                        57,486              51,602

     Less common stock in treasury, at cost;

          24,908 shares........................................                          (258)               (258)

     Accumulated deficit.......................................                       (49,853)            (38,762)
                                                                                    ---------             -------

          Total stockholders' equity...........................                         7,471              12,669
                                                                                    ---------            --------
                                                                                     $ 84,789            $ 45,254
                                                                                     ========            ========

See notes to consolidated financial statements.

INTELLICALL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

                                                                                        For the Years Ended December 31,

                                                                                  1997                 1996                1995
                                                                                  ----                 ----                ----

Revenues and sales:

     Service revenues.............................................               $ 97,673             $ 76,905           $ 54,558

     Equipment sales..............................................                 19,313               15,884             19,944
                                                                                ---------              -------             ------

                                                                                  116,986               92,789             74,502
                                                                                ---------              -------            -------

Cost of revenues and sales:

     Service revenues.............................................                 87,830               68,078             45,318

     Equipment sales..............................................                 21,929               17,690             21,454
                                                                                ---------              -------            -------

                                                                                  109,759               85,768             66,772
                                                                                ---------              -------            -------

Gross profit.....                                                                   7,227                7,021              7,730

Selling, general and administrative expenses......................                (13,947)             (10,598)            (9,436)

Provision for doubtful accounts...................................                 (1,006)                (364)              (820)

Research and development expenses.................................                   (741)                (608)            (2,350)
                                                                                ---------             --------            -------

Operating loss...                                                                  (8,467)              (4,549)            (4,876)

Gain on sale of assets............................................                     --                  572              1,607

Other income.                                                                         695                  710                440

Interest expense..................................................                 (2,660)              (2,918)            (3,310)

Minority interest.................................................                   (196)                (113)                --
                                                                                ---------             --------           --------

Loss before income taxes..........................................                (10,628)              (6,298)            (6,139)

Income tax refund.................................................                     --                1,303                 --

Income tax expense................................................                   (277)                  --                 --
                                                                                 --------            ----------         ----------

Net loss..........................................................               $ 10,905)           $  (4,995)          $ (6,139)

Redeemable preferred stock dividend...............................                   (186)                  --                 --
                                                                                 --------            ---------           --------

Net loss available to common shareholders.........................               $ 11,091)           $  (4,995)          $ (6,139)
                                                                                 ========            =========           ========

Basic and diluted net loss per share..............................               $  (1.20)           $   (0.62)          $  (0.80)
                                                                                 ========            =========           ========

Weighted average number of basic and diluted

     shares outstanding...........................................                  9,268                8,024              7,672
                                                                                 ========            =========          =========


See notes to consolidated financial statements.

INTELLICALL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)



                                                                           Additional

                                   Common Stock        Preferred Stock      Paid-in     Treasury Stock     Accumulated

                                Shares     Amount     Shares     Amount     Capital     Shares      Cost      Deficit      Total
                                ------     ------     ------     ------     -------     ------      ----      -------      -----
 Balances at December 31, 1994    7,686    $ 77          --      $  --      $47,131        (25)   $(258)      $(27,628)   $19,322

   Exercise of stock options        17      --          --         --           60         --       --             --         60

   Net loss                         --      --          --         --           --         --       --         (6,139)    (6,139)
                               -------    ----        ------     ------     -------   -------  -------       --------    -------

Balances at December 31, 1995    7,703      77          --         --       47,191        (25)    (258)       (33,767)    13,243

   Exercise of stock options        31      --          --         --          148         --       --             --        148

   Issuance of warrants             --      --          --         --          760         --       --             --        760

   Employee stock purchase          16      --          --         --           48         --       --             --         48
   plan

   Issuance of stock               100       2          --         --          123         --       --             --        125

   Conversion of sub-ordinated     796       8          --         --        3,332         --       --             --      3,340
   notes

   Net loss                         --      --          --         --           --         --       --         (4,995)    (4,995)
                              --------    ----        ------     ------     -------   -------   -------      --------    -------

Balances at December 31, 1996    8,646      87          --         --       51,602        (25)    (258)       (38,762)    12,669

   Exercise of stock options        65       1          --         --          268         --       --             --        269

   Employee stock purchase          17      --          --         --           74         --       --             --         74
   plan

   Issuance of stock               430       4          --         --          481         --       --             --        485

   Conversion of sub- ordinated    314       3          --         --        1,237         --       --             --      1,240
   notes

   Redeemable preferred             --      --          --         --           --         --       --           (186)      (186)
   dividends declared

   Issuance of preferred stock      --      --           4          1        3,824         --       --             --      3,825

   Net loss                         --      --          --         --           --         --       --        (10,905)   (10,905)
                               -------    ----      ------       ----      -------    -------  -------       --------   --------

Balances at December 31, 1997    9,472    $ 95           4       $  1      $57,486        (25)   $(258)      $(49,853)   $ 7,471
                                 =====    ====      ======       ====      =======      =====    =====       ========    =======


See notes to consolidated financial statements.

INTELLICALL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                 For the Years Ended December 31,

                                                                               1997                     1996                 1995
                                                                               ----                     ----                 ----
Cash flows from operating activities:

     Net loss                                                            $  (10,905)            $     (4,995)           $  (6,139)

     Adjustments to reconcile net loss to net

        cash provided by  operating activities:

        Depreciation and amortization......................                   5,973                    3,810                3,669

        Provision for doubtful accounts....................                   1,393                      364                  820

        Provision for inventory losses.....................                   4,382                    2,772                1,772

        Minority interest in income of ILD.................                     196                      113                   --

        Changes in operating assets and liabilities:

            Restricted cash................................                  (2,473)                     477                1,526

            Receivables....................................                  (7,830)                     183                6,113

            Inventories....................................                  (1,451)                   1,265                 (776)

            Other current assets...........................                    (308)                  (1,242)                (453)

            Notes receivable...............................                     446                    1,749                1,014

            Accounts payable ..............................                   4,611                    2,172               (3,429)

            Transmission, customer commissions and

            billing charges................................                   7,261                    1,223                 (298)

            Deferred revenue...............................                     234                      311                  717

            Accrued liabilities............................                   1,600                     (557)                (497)

            Deferred revenues..............................                    (595)                  (1,381)               1,976

            Other..........................................                  (2,051)                  (1,344)                (135)
                                                                       ------------                ---------         ------------

                Net cash provided by operating activities..                     483                    4,920                5,880
                                                                      -------------                 --------          -----------
(Continued on next page)

(Continued from previous page)
Cash flows from investing activities:

     Capital expenditures..................................                  (2,082)                    (790)                (845)

     Capitalized software..................................                  (1,322)                  (2,175)              (2,550)

     Capital lease obligation..............................                   1,000                       --                   --

     Acquisition of WorldCom assets........................                 (10,021)                      --                   --

     Acquisition of Interlink assets.......................                 (10,521)                      --                   --
                                                                       ------------              -----------        -------------

                 Net cash used in investing activities.....                 (22,946)                  (2,965)              (3,395)
                                                                       ------------                ---------          -----------

Cash flows from financing activities:

     Net proceeds from (repayments on) line of credit......                   9,517                    (618)               (2,740)

     Proceeds from issuance of  stock in

        Intellicall........................................                   4,653                     321                    60

     Proceeds from issuance of stock in ILD................                   6,088                      --                    --
                                                                        -----------             -----------        --------------

                Net cash provided by (used in) financing

                  activities...............................                  20,258                    (297)              (2,680)
                                                                          ---------              ----------         ------------

Net (decrease) increase in cash and cash equivalents.......                  (2,205)                  1,658                 (195)

Cash and cash equivalents at beginning of period...........                   2,271                     613                  808
                                                                       ------------              ----------         ------------

Cash and cash equivalents at end of period.................             $        66                $   2,271         $       613
                                                                        ===========                =========         ===========

Supplemental cash flow information:

  Interest paid............................................             $     2,056                $   2,387         $     3,521
                                                                        ===========                =========         ===========

Supplemental non cash flow information:

  Issuance of warrant......................................             $        --                $     760         $        --
                                                                        ===========                =========         ===========

  Conversion of debt to equity.............................             $     1,320                $   3,340         $        --
                                                                        ===========                =========         ===========


  Stock issued to purchase WorldCom assets.................             $    11,196                $      --         $        --
                                                                        ===========                =========         ===========

  Stock issued to purchase Interlink assets................             $     2,000                $      --         $        --
                                                                        ===========                =========         ===========

  Redeemable preferred stock dividend declared ............             $       186                $      --         $        --
                                                                        ===========                =========         ===========


See notes to consolidated financial statements.

INTELLICALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     Business: Intellicall, Inc.("The Company") provides live and automated operator services for the independent pay telephone, hospitality, and inmate services industries, resale of direct dial long distance services to the private pay telephone industry, and prepaid calling services ("service revenues"). The Company designs, engineers, manufactures and sells pay telephones and retrofit kits, parts and intelligent network platforms in the United States and internationally ("equipment sales").

     Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its 53.7% owned subsidiary (the "Subsidiary") formed on May 10, 1996. All significant intercompany accounts and transactions are eliminated in consolidation. Certain reclassifications have been made to prior year amounts to conform with current year presentation.

     Creation of ILD Teleservices: On May 10, 1996, the Company entered into an agreement with certain investor groups to create ILD Teleservices, Inc. ("ILD"), a new long-distance re-sale and operator services company. The Company transferred ownership in its wholly owned subsidiary, Intellicall Operator Services, Inc. ("IOS"), to ILD in exchange for cash in the amount of $2.0 million, a $1.0 million subordinated convertible note, and preferred and common stock representing approximately 72.5% of the voting stock of ILD. The other investor groups collectively purchased $2.0 million, or 27.5% of the voting stock of ILD, and $1.0 million of ILD's subordinated convertible notes. ILD also issued a secured loan in the amount of $2.0 million, at inception. The Company recorded a $572,000 gain from the transaction.

     In September 1997, ILD acquired the Operator Services Division of WorldCom, Inc. ("WorldCom") (see Note 7). The assets acquired by ILD include the operator services and long distance customer contracts, operator service centers, switching facilities, billing and collection operations and inmate operator services businesses. This acquisition by ILD lowered the Company's ownership percentage to 59.26%.

     In December 1997, ILD acquired all of the outstanding common stock of Interlink Telecommunications, Inc. ("Interlink") (see Note 7), a switched reseller of long distance services and provider of enhanced services including operator services, prepaid debit cards and prepaid local service. This acquisition by ILD lowered the Company's ownership percentage to 53.7%.

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

INTELLICALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


     Call revenues are recognized at the time that calls are placed. Call revenues from customer-licensed microautomated operator systems, human operator services and Company-owned call processing systems are recognized based on the amounts charged to billed parties for calls processed and billed by the Company. Revenues associated with customer-owned call processing systems and customers utilizing licensed microautomated operator systems who have agreed to submit call traffic to a third party billing service for processing, instead of the Company, consist of the fees charged to customers for use of the technology.

Prepaid debit card revenue is deferred and recognized as calling services are used.

     Cash and Cash Equivalents: For purposes of the statements of cash flows and the consolidated balance sheet, cash and cash equivalents include short-term liquid investments purchased with remaining maturities of three months or less.

     Restricted Cash: Represents amounts received by ILD from local exchange carriers (LECs), arising from its capacity as a billing agent, that are not yet remitted to its third party billing and collection customers. As cash is received from the LEC, the amounts become a contractual obligation to ILD's billing and collection customers.

     Software Development Costs: The Company capitalizes costs related to the development of certain software products. In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Amortization is computed on an individual product basis based on the product's estimated economic life using the straight line method, not to exceed five years.

     The amounts of software development costs capitalized for the years ended 1997, 1996 and 1995 were $1.32 million, $2.18 million and $2.55 million, respectively. The Company recorded $1.70 million, $1.62 million and $745,322 of software amortization expense for the years ended December 31, 1997, 1996 and 1995, respectively. The Company also recognized an impairment in value of certain capitalized software development costs of $1.6 million during 1997. This impairment is included in amortization in the statement of operations for the year ended 1997.

     Receivables: Receivables (current and long-term) consist of amounts owed by various telephone companies for processed call traffic and amounts owed by customers relating to uncollected call traffic and equipment sales, leases and license fees. Approximately 82.0% and 78.0% of receivables relate to call traffic due from various telephone companies and customers as of December 31, 1997 and 1996, respectively. The Company advances cash to a majority of its customers prior to the time such cash is collected from end users, and generally bears the risk of collection and bad debt. Such amounts previously advanced but uncollected represent significant portions of the call traffic receivables. Equipment receivables are subject to right of offset against payments due to customers related to call revenues. The Company believes it has provided adequate

INTELLICALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


reserves for potential uncollectible accounts.

     Credit Concentrations: Certain financial instruments, consisting primarily of accounts receivable, potentially subject the Company to concen- trations of credit risk. The Company's customers range from individuals with small pay telephone routes to large corporations, and reflect a large customer base with much geographic diversity. The Company believes it has provided adequate reserves for potential uncollectible accounts.

     Inventories: Inventories are stated at the lower of cost or market with cost determined on a first-in, first-out method. Costs include acquisition costs of purchased components, freight costs, labor and overhead.


The components of inventories, net of the related reserves, are (in thousands):

                                                                                       December 31,

                                                                                      1997      1996
                                                                                      ----      ----
Raw materials.........................................................             $ 2,491     4,850

Work in process.......................................................                 378       511

Finished goods........................................................               2,133     2,541
                                                                                  --------  --------

                                                                                   $ 5,002   $ 7,902
                                                                                   =======   =======

     Reserves in 1997, 1996 and 1995 were $2.7 million, $3.0 million and $3.9 million, respectively. Inventories in 1997 have been written down to estimated net realizable value, and results of operations for 1997 include a charge of $4.4 million which represents the excess of cost over market. In 1996 and 1995, the Company established $2.7 million and $1.7 million of reserves for the excess of cost over the estimated realizable value of slow moving and obsolete inventories, respectively. Total charges for inventory reserves were $2.8 million and $1.8 million for the years ended December 31, 1996 and 1995, respectively.

     Debt Issuance Costs: The Company defers costs incurred directly in connection with the issuance of debt obligations and charges such costs to interest expense on a straight-line basis over the terms of the respective debt agreements.

INTELLICALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


     Fixed Assets: Fixed assets are recorded at cost. Depreciation expense is computed by the straight-line method over the estimated useful lives of the related assets, where the useful lives range from three to five years. Maintenance and repairs are expensed as incurred while replacements and betterments are capitalized.

The components of fixed assets are (in thousands):                                                   December 31,


                                                                                                    ------------
                                                                                                  1997        1996
                                                                                                  ----        ----
Office equipment...........................................................                   $  8,148    $  6,550

Switching and other network equipment.......................................                     1,720          --

Tooling and other equipment.................................................                     5,342       4,153
                                                                                               -------     -------

                                                                                                15,210      10,703

Less accumulated depreciation...............................................                   (6,823)      (8,739)
                                                                                              --------    --------

                                                                                              $  8,387    $  1,964

                                                                                              ========    ========


  Depreciation expense for the years ended December 31, 1997, 1996 and 1995 was $1,279,000, $901,000 and $1,064,000, respectively.

     Intangible Assets: Intangible assets consist primarily of the cost in excess of net assets of acquired businesses. These assets are amortized using the straight-line method over 20 to 25 years. Additionally, intangible assets include $2.9 million for a covenant not to compete and a consulting agreement from Interlink amortized over five years and certain contracts acquired from the WorldCom transaction valued at $2.5 million amortized over six years (see Note
7). In March 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") was issued. Effective January 1, 1996, the Company adopted FAS 121 which requires that long-lived assets (primarily goodwill) held and used by an entity, or to be disposed of, be reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss will be recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. The amount of the impairment loss will generally be measured as the difference between the net book value of the asset and the estimated fair value of the related asset. Based on its most recent analysis, the Company believes that no impairment of long lived assets existed at December 31, 1997 and 1996.

     Accrued Transmission, Customer Commissions and Billing Charges: Accrued transmission consists of transmission costs incurred to originate and terminate a call over ILD's owned or leased transmission facilities. This category generally includes costs of local access circuits and transmission facilities, as well as switched costs for calls carried on another provider's network. The customer commissions consist of monies owed to customers for calls processed and billed. Payments are made within 15-90 days based on the customer agreement.
Billing charges consist of monies owed to billing agents for fees charged to process call traffic.

INTELLICALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


     Capital Lease Obligation: Assets recorded under capital leases, primarily consisting of switching equipment, are recorded at the lower of the present value of future minimum lease payments or the fair value of the asset. Total assets recorded under capital leases in 1997 were $1,000,000. No amortization of the capital lease asset was recorded in 1997 due to the asset being placed in service at the end of December. Amortization of assets under capital leases is included in depreciation and amortization expense.

Future minimum lease payments and related interest are as follows:

   Year Ending
  December 31,

          1998..................................................................             $   263,759
          1999..................................................................                 263,759
          2000..................................................................                 263,759
          2001..................................................................                 263,759
          2002..................................................................                 263,759
                                                                                             -----------
          Aggregate minimum lease payments......................................             $ 1,318,795
          Less:  amount representing interest...................................                (318,795)

          Total capital lease obligation........................................               1,000,000
          Less:  current portion................................................                (157,104)
                                                                                             -----------
          Capital lease obligation, long term portion...........................             $   842,896
                                                                                             ===========

The interest rate on the capital lease is approximately 11.5%. Interest expense for the year ended December 31, 1997 was $0.

     Income Taxes: Income taxes are accounted for using the asset and liability method pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). Deferred taxes are recognized for the tax consequences of temporary basis differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the enactment date. In addition, FAS 109 requires the recognition of future tax benefits to the extent that realization of such benefits is more likely than not. A valuation allowance is provided for a portion or all of the deferred tax assets when there is sufficient uncertainty regarding the Company's ability to recognize the benefits of the assets in future years.

     Net Loss per Share: The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). FAS 128 simplifies the standards for computing earnings per share ("EPS") previously found in Accounting Principles Board No. 15, "Earnings per Share" ("APB 15"), and makes them comparable to international EPS standards by replacing the presentation of primary EPS with a presentation of basic EPS. The provisions and disclosure requirements for FAS 128 were required to be adopted for interim and annual periods ending after December 15, 1997, with restatement of EPS for prior periods required.

INTELLICALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Accordingly, EPS data for allperiods presented has been restated to reflect the computation of EPS in accordance with provisions of FAS 128.

     Disclosures about Reporting Comprehensive Income: In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130") was issued. FAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. It requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. FAS 130 is effective for fiscal years beginning after December 15, 1997. The Company will adopt this Statement in the year ending December 31, 1998. Reclassification of financial statements for earlier periods provided for comparative purposes is required upon adoption.

     Disclosures about Segments of an Enterprise and Related Information: In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("FAS 131") was issued. FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. FAS 131 is effective for financial statements for periods beginning after December 15, 1997. The Company will adopt FAS 131 in the year ending December 31, 1998.

     Disclosures about Fair Value of Financial Instruments: The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Restricted Cash and Cash equivalents. The carrying amount approximates fair value because of the short maturity of those instruments.

     Long-term debt. Based on the borrowing rates and terms of secured and subordinated loans which the Company believes are currently available, the fair value of long-term debt is $21.8 million ($19.3 million in 1996).

     Short-term debt. Based on the borrowing rates and terms of secured and subordinated loans which the Company believes are currently available, the fair value of short-term debt is $4.6 million ($85,000 in 1996).

     Major Customers: One single customer accounted for 10.5%, or $9.7 million, of the Company's consolidated revenues during 1996. No single customer accounted for more than 10% of the Company's consolidated revenues during 1997 or 1995.

INTELLICALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 2 - LONG-TERM DEBT AND LINE OF CREDIT

  The Company's debt consisted of the following (in thousands):


                                                                                         December 31,
                                                                                    1997                1996
                                                                                -----------          ----------
Intellicall, Inc.
         8% Convertible subordinated notes, due 2000                              $    2,840           $   4,160
         8% Convertible subordinated notes, due 2001                                   5,000               5,000
         Convertible subordinated note, due 1999                                       1,000               1,000
         Asset-based note collateralized by certain assets, due 1999                   4,114               6,862
         Installment note, due 1998                                                       28                 113
                                                                                  ----------           ---------
                                                                                      12,982              17,135
         Less unamortized debt discount                                                 (450)               (660)
                                                                                   ---------           ---------
                                                                                      12,532              16,475
                                                                                   ---------           ---------
ILD Teleservices, Inc.
         Senior secured debt, due 2001                                                 2,000               2,000
         Revolving credit facility, due 2001                                           1,957                  --
         Term loan facility, due 2001                                                  5,000                  --
         Promissory note payable, due 1998                                             2,700                  --
         Promissory note payable, due 1999                                             1,000                  --
         Convertible subordinated notes, due 2001                                      1,000               1,000
                                                                                   ---------           ---------
                                                                                      13,657               3,000
         Less unamortized debt discount                                                  (44)                (78)
                                                                                   ----------          ---------
                                                                                      13,613               2,922
                                                                                   ----------          ---------

              Total debt                                                              26,145              19,397

         Less: Current portion of long-term debt                                      (4,928)                (85)
                                                                                  ----------          ----------
              Total long-term debt                                                $   21,217         $    19,312
                                                                                  ==========         ===========

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

     On December 29, 1995 the Company completed the sale of $7.5 million of 8.0% convertible subordinated notes, due December 31, 2000, to Banca Del Gottardo in Lugano, Switzerland with the proceeds used to repay the previous lender and for working capital purposes. The notes were issued with warrants to purchase 300,000 shares of the Company's Common Stock. The notes are convertible into 1,785,714 shares of the Company's Common Stock at a price of $4.20 per share. As of December 31, 1997, $4.66 million of the Banca Del Gottardo Notes were converted to 1,109,517 shares of the Company's Common Stock. Interest is

INTELLICALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


payable semi-annually and commenced June 30, 1996.

     On May 10, 1996 a majority-owned subsidiary of the Company, ILD Teleservices, Inc. ("ILD") completed the sale of $1.0 million of 10.0% convertible subordinated notes, due May 10, 2001, to Triad-ILD Partners, L.P. and Morris Telecommunications, LLC in the amounts of $666,666.67 and $333,333.33, respectively. The notes can be converted at the rate of one (1) share of common stock of ILD for each $90.00 of principal then due the holder. Interest is paid quarterly.

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

     On November 22, 1996 the Company completed the sale of $5.0 million of 8.0% convertible subordinated notes, due November 22, 2001, to Banca Del Gottardo in Lugano, Switzerland with the proceeds used to repay a portion of the previous lender's debt and for working capital purposes. The notes were issued with warrants to purchase 200,000 shares of the Company's Common Stock at $5.00 per share. The notes are convertible into one million shares of the Company's Common Stock at a price of $5.00 per share. Interest is payable semi-annually beginning May 1997.

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

     The Loan is evidenced by a Secured Revolving Credit Note (the "Note") payable to the order of Finova. Borrowings under the Loan bear interest at the rate of prime plus 1.75%. The interest rate may be decreased prospectively by up to 0.5% based on future profitability of the Company. The Company used the proceeds from the Finova Loan and Gottardo Notes (net of placement fees of $509,406) to repay the remaining balance of its Series A Notes due to Nomura Holding America, Inc., Intellicall's previous lender, in the amount of $12.7 million. Also the Loan has an unused line fee equal to one quarter of one percent (0.25%) per annum of the unused portion of the Total Facility and a facility fee equal to one-half of one percent (0.50%) per annum of the amount of the Total Facility payable on the first anniversary of the Agreement and one each subsequent anniversary thereof. Interest is paid monthly.

     The initial term of the Loan Agreement is three years at which time, unless extended, all amounts then

INTELLICALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


outstanding must be repaid. The Loan Agreement contains prepayment penalties in the event it is terminated prior to expiration of its initial term. The Loan is secured by first and prior liens and security interests encumbering substantially all of the assets of the Company, including inventory, equipment, accounts receivable, general intangibles, trademarks and tradenames. The Loan Agreement contains various restrictions (including a prohibition against the payment of dividends, limitations on capital expenditures, and restrictions on investments) and financial ratio maintenance requirements (including minimum working capital and net worth requirements). As of December 31, 1997 Finova waived the Company's non-compliance with certain covenants.

     On August 29, 1997 ILD entered into a Loan and Security Agreement with Nationsbank, N.A. ("Nations") pursuant to which Nations agreed to loan ILD up to $20,000,000 (the "Revolving Credit Loan") based on an available borrowing base comprised primarily of ILD's receivables, inventory, contract rights, general intangibles, equipment, and deposit accounts. Borrowing under the revolving credit loan bears interest at the current rate of 9% and is calculated (a) in the case of Prime Rate Advances and LIBOR Advances made prior to December 30, 1998, as the sum of the Prime Rate plus .50% per annum and LIBOR plus 2.75% per annum, respectively, (b) in the case of Prime Rate Advances and LIBOR Advances made on or after December 31, 1998, as the sum of the Prime Rate plus an amount dependent on the calculation of Senior Funded Debt/EBITDA (as defined) and is payable monthly. ILD borrowed $1,221,000 on the Revolving Credit Loan to pay for assets acquired from WorldCom (see Note 7). The Revolving Credit Loan has an unused line fee of one-quarter of one percent (0.25%) per annum of the difference between $20,000,000 and the average daily outstanding balances of the revolving credit loans during the period for which the unused line fee is due. ILD further paid a closing fee of $300,000 to Nations and an annual administrative fee of $25,000. The Revolving Credit Loan's initial term ends February 13, 2001.

     On August 29, 1997 Nations also agreed to loan ILD $5.0 million in a term loan due February 13, 2001 with an interest rate of 11.5% per annum or prime plus 2.5% per annum payable quarterly beginning March 31, 1998 (the "Term Loan"). The Term Loan requires a mandatory reduction in the amount of $500,000 payable on or before March 31, 1998. The principal balance is due and payable in
(i) eight (8) consecutive quarterly installments in an amount equal to $300,000 each, commencing on the last day of the first (1st) fiscal quarter of 1998 and continuing on the last day of each and every fiscal quarter thereafter through and including the last fiscal quarter in 1999, (ii) four (4) consecutive quarterly installments in an amount equal to $420,000 each, commencing on the last day of the first (1st) fiscal quarter of 2000 through and including the last fiscal quarter of 2000, and (iii) one (1) final installment in an amount equal to $420,000 on the earlier to occur of (A) the Termination Date or (B) the last day of the first (1st) fiscal quarter of 2001. Any portion of the Term Loan repaid may not be reborrowed.

     The Nations loan agreement contains various restrictions (including a prohibition against the payment of dividends, limitations on capital expenditures, and restrictions on investments) and financial ratio maintenance requirements (including fixed charge coverage and net worth requirements).

INTELLICALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


     On December 15, 1997 ILD entered into two promissory notes in consideration for partial payment in the acquisition of the Interlink common stock. The first promissory note in the amount of $2,700,000 is due $1,800,000 on December 31, 1997 and $900,000 on March 31, 1998 bearing no interest and the second promissory note in the amount of $1,000,000 is due $250,000 on a quarterly basis commencing September 30, 1998 with interest at 9% per annum also paid quarterly. ILD paid the $1.8 million on January 2, 1998.

     Aggregate maturities of long-term debt in the next five years are $4,928,000, $6,814,000, $4,520,000 and $10,377,000.

INTELLICALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 3 - STOCKHOLDERS' EQUITY

     Accounting for Stock-based Compensation: In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("FAS 123"), was issued. The statement requires the fair value of stock options and other stock-based compensation issued to employees to either be included as compensation expense in the income statements of companies or the proforma effect on net income and earnings per share of such compensation expense to be disclosed in the footnotes to the Company's financial statements beginning in 1996. The Company has elected to adopt FAS 123 on a disclosure basis only. Had compensation cost for the Company's stock option plans been determined based on the fair market value at the grant dates for awards under those plans consistent with the method pro- vided by FAS 123, the Company's net loss and net loss per share would have been reflected by the following proforma amounts for the years ended December 31, 1997, 1996 and 1995:


                                                                                        Year Ended December 31,

                                                                            1997                    1996                   1995
                                                                            ----                    ----                   ----
                  Net loss              As reported                     $11,091,000              $4,995,000             $6,139,000
                  available to          Proforma                        $12,179,000              $5,877,000             $6,500,000
                  common
                  shareholders

                  Basic and             As reported                     $      1.20              $      .62             $      .80
                  diluted net           Proforma                        $      1.31              $      .74             $      .85
                  loss per share



  The fair value of each grant is estimated on the date of grant using the Black-Scholes Option pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 1997, 1996 and 1995:


                                                                                     Year Ended December 31,

                                                                        1997                     1996                  1995
                                                                        ----                     ----                  ----


                      Dividend yield                                     --                       --                    --
                      Expected volatility                              66.95%                   65.49%                62.47%
                      Risk free interest rate                          5.96%                    6.55%                  6.55%
                      Option term                                      9 years                  9 years                9 years


  The weighted average fair value for all options granted in 1997, 1996 and 1995 was $3.53, $4.06 and $2.89, respectively.

INTELLICALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


     Stock Option Plans: The Company maintains a Nonqualified Stock Option ("NSO") Plan, an Incentive Stock Option ("ISO") Plan (as amended) and a Directors' Stock Option ("DSO") Plan (adopted in 1991). The number of shares which may be granted under the NSO, ISO Plans, and DSO Plans may not exceed 600,000, 1,525,000, and 350,000, respectively. ISO's and NSO's are exercisable at such times and in such installments as the Organization and Compensation Committee of the Board of Directors (the "Committee") shall determine at the time of grant. In the case of ISO's and DSO's, the option price of the shares cannot be less than the fair market value of the underlying common stock at the date of the grant. In the case of NSO's, the option price is determined by the Committee and cannot be less than 85% of the fair market value of the underlying common stock. Options expire at such time as the Committee shall determine at the time of grant, but in the case of ISO's and DSO's no later than ten years from the grant date. Options vest as follows: 50% on December 31 of the year of grant and 25% on December 31 of each following year. All options granted under all plans in 1997, 1996 and 1995 were issued at fair market value.

NSO PLAN
Stock option activity under the NSO Plan was:

                                                                                                                Weighted Average

                                                                                          Options                    Option Price
                                                                                          -------                    ------------
Outstanding at December 31, 1994.................................                        600,000                           $4.61

Activity.........................................................                             --                              --
                                                                                         -------

Outstanding at December 31, 1995.................................                        600,000                           $4.61

Activity.........................................................                             --                              --
                                                                                         -------

Outstanding at December 31, 1996.................................                        600,000                           $4.61

Activity.........................................................                             --                              --
                                                                                         -------

Outstanding at December 31, 1997.................................                        600,000                           $4.61
                                                                                         =======

At December 31, 1997, 1996 and 1995, there were no shares available to be granted under the NSO plan.

INTELLICALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

ISO PLAN
Stock option activity under the ISO Plan was:

                                                                                                                Weighted Average

                                                                                        Options                     Option Price
                                                                                        -------                     ------------
Outstanding at December 31, 1994...................................                   1,026,315                            $6.02

Granted............................................................                     231,080                            $3.95

Exercised..........................................................                     (16,500)                           $3.59

Canceled...........................................................                     (67,575)                           $6.44
                                                                                     ----------

Outstanding at December 31, 1995...................................                   1,173,320                            $5.63

Granted............................................................                     142,000                            $4.57

Exercised..........................................................                     (32,200)                           $4.61

Canceled...........................................................                    (141,505)                           $7.85
                                                                                      ---------

Outstanding at December 31, 1996...................................                   1,141,615                            $5.24

Granted............................................................                     239,880                            $4.62

Exercised..........................................................                     (63,925)                           $4.21

Canceled...........................................................                    (120,065)                           $5.28
                                                                                      ---------

Outstanding at December 31, 1997...................................                   1,197,505                            $5.17
                                                                                      =========


  At  December  31,  1997,  1996 and 1995,  there were 870,  120,685 and 115,180 shares, respectively, available for grant under the ISO Plan.

DSO PLAN
Stock option activity under the DSO Plan was:

                                                                                                                Weighted Average

                                                                                       Options                       Option Price
                                                                                       -------                       ------------
Outstanding at December 31, 1994...................................                    140,000                              $6.65

Activity...........................................................                         --                                 --
                                                                                    ----------

Outstanding at December 31, 1995...................................                    140,000                              $6.65

Granted............................................................                     60,000                              $3.50
                                                                                       -------

Outstanding at December 31, 1996...................................                    200,000                              $5.70

Canceled...........................................................                    (30,000)                             $6.04
                                                                                     ---------

Outstanding at December 31, 1997...................................                    170,000                              $5.64
                                                                                     =========


INTELLICALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



There were 130,000, 100,000 and 100,000 shares available for grant at December 31, 1997, 1996 and 1995, under the DSO Plan.

OTHER DIRECTORS' OPTIONS

  The Company issued to certain members of the Board of Directors options prior to the establishment of the DSO Plan.

  Stock option activity pursuant to these options was:

                                                                                                                Weighted Average

                                                                                       Options                       Option Price
                                                                                       -------                       ------------
Outstanding at December 31, 1994.................................                      60,000                             $11.08

Activity.........................................................                          --                                 --
                                                                                    ---------

Outstanding at December 31, 1995.................................                      60,000                             $11.08

Activity.........................................................                          --                                 --
                                                                                   ----------

Outstanding at December 31, 1996.................................                      60,000                             $11.08

Activity.........................................................                          --                                 --
                                                                                   ----------

Outstanding at December 31, 1997.................................                      60,000                             $11.08




INTELLICALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


  The following tables summarize information about the fixed-price stock options outstanding at December 31, 1997:

NSO PLAN


                                            Options Outstanding                                           Options Exercisable
                    -------------------------------------------------------------------     ----------------------------------------
                                            Weighted-Average           Weighted-                                        Weighted-
     Range of            Outstanding           Remaining                Average                 Exercisable at           Average
  Exercise Prices        at 12/31/97        Contractual Life        Exercise Price                 12/31/97          Exercise Price
  ---------------        -----------        ----------------        --------------                 --------          --------------
           $3.625             430,000                 5 years                $3.625                    430,000               $3.625

            6.625             100,000                 4 years                 6.625                    100,000                6.625

             7.75              70,000                 3 years                  7.75                     70,000                 7.75
                            ---------                                                                 --------

    $3.625 - 7.75             600,000                 4 years                 $4.61                    600,000                $4.61
                             ========                                                                 ========




ISO PLAN


                                             Options Outstanding                                           Options Exercisable
                     -------------------------------------------------------------------         -----------------------------------
                                               Weighted-Average          Weighted-                                        Weighted-
      Range of           Outstanding             Remaining               Average                    Exercisable           Average
  Exercise Prices        at 12/31/97          Contractual Life       Exercise Price                 at 12/31/97       Exercise Price
  ---------------        -----------          ----------------       --------------                    --------       --------------

       $3.375 - 4.50          713,965                 6.8 years               $3.92                     628,121              $3.91

         4.75 - 5.75          187,040                 6.5 years                5.34                     140,850               5.31

        5.813 - 8.00          221,500                 3.8 years                7.29                     209,000               7.37

              10.375           75,000                   6 years              10.375                      75,000             10.375
                           ----------                                                                ----------

     $3.375 - 10.375        1,197,505                 6.1 years               $5.17                   1,052,971              $5.24
                            =========                                                                 =========


INTELLICALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

DSO PLAN & OTHER DIRECTORS OPTIONS


                                            Options Outstanding                                           Options Exercisable
                    -------------------------------------------------------------------       -------------------------------------
                                           Weighted-Average           Weighted-                                        Weighted-
     Range of            Outstanding           Remaining                Average                 Exercisable at          Average
  Exercise Prices        at 12/31/97        Contractual Life        Exercise Price                 12/31/97          Exercise Price
  ---------------        -----------        ----------------        --------------                 --------          --------------
            $3.50              60,000                 9 years                $3.50                      60,000                $3.50

             5.75              20,000                 5 years                 5.75                      20,000                 5.75

             6.25              40,000                 6 years                 6.25                      40,000                 6.25

            6.625              30,000                 5 years                6.625                      30,000                6.625

             7.56              15,000                 1 year                  7.56                      15,000                 7.56

             9.25              20,000                 7 years                 9.25                      20,000                 9.25

            11.00              20,000                 2 years                11.00                      20,000                11.00

            13.25              25,000                 3 years                13.25                      25,000                13.25
                               ------                                                                   ------

    $3.50 - 13.25             230,000               5.7 years                $7.06                     230,000                $7.06
                              =======                                                                  =======



     Stock Option Plans for ILD Teleservices, Inc.: ILD Teleservices, Inc. maintains a Non-incentive Stock Option ("NSO") Plan and an Incentive Stock Option ("ISO") Plan. The number of shares which may be granted under the NSO and ISO Plans may not exceed 49,500 shares to directors, officers, and employees. Options under the Plan have a five year life. Options granted in 1996 vested immediately. Options granted in 1997 vest ratably over a three year period.

NSO PLAN

Stock option activity under the NSO Plan was:

                                                                                                                Weighted Average

                                                                                         Options                    Option Price
                                                                                         -------                    ------------
Outstanding at May 10, 1996..........................................                         --                              --

Granted..............................................................                      2,325                          $24.20
                                                                                        --------

Outstanding at December 31, 1996.....................................                      2,325                          $24.20


Granted..............................................................                      2,500                         $175.00

Exercised............................................................                       (775)                         $24.20
                                                                                         -------

Outstanding at December 31, 1997.....................................                      4,050                         $117.28
                                                                                        ========


INTELLICALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


ISO PLAN

Stock option activity under the ISO Plan was:

                                                                                                                Weighted Average

                                                                                         Options                    Option Price
                                                                                         -------                    ------------
Outstanding at May 10, 1996........................................                          --                           $24.20

Granted............................................................                      19,350                           $24.20
                                                                                         ------

Outstanding at December 31, 1996...................................                      19,350                           $24.20

Granted............................................................                      23,650                          $126.90
                                                                                         ------

Outstanding at December 31, 1997...................................                      43,000                           $80.68
                                                                                         ======


  At December 31, 1997 and 1996 there were 11,675 and 5,825 shares available to be granted.


EMPLOYEE STOCK PURCHASE PLAN FOR INTELLICALL

     On November 16, 1995 the Company adopted the Intellicall Employee Stock Purchase Plan (the "ESPP"). After the offering period ending December 31, 1997, there remain authorized and available for sale to employees an aggregate of 262,007 shares of the Company's common stock. The maximum number of shares subject to each option under the ESPP is determined on the date of grant and equals the sum of the payroll deductions authorized by each participating employee (up to 10.0% of regular pay) divided by 85.0% of the lower of the fair market value of a share of common stock on either the first or last trading day of each offering period. Each offering period is approximately six months in duration and commences on the first trading day on or after January 1 and terminates on the last trading day ending the following June 30, or commences on the first trading day on or after July 1 and terminates on the last trading day ending the following December 31. Under the ESPP, 5,967 shares were issued at $2.87 per share for the offering period ended December 31, 1995; 9,927 shares at $3.08 for the offering period ended June 30, 1996; 8,998 shares at $4.675 for the offering period ended December 31, 1996; 8,190 shares at $3.936 for the offering period ended June 30, 1997 and 4,911 shares at $3.825 for the offering period ended December 31, 1997.

     Common Stock: At December 31, 1997, there were 3,038,375 shares of common stock reserved for options and warrants.

     Preferred Stock: On July 21, 1997 (the "Closing Date") the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with four institutional investors (the "Investors") pursuant to which the Investors purchased $4,000,000 of the Company's Series A Convertible preferred stock (the "preferred stock"). The Company utilized the net proceeds from the sale of the preferred stock (approximately $3,800,000) to pay down indebtedness to Finova.

INTELLICALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



     Commencing 90 days after the Closing Date, the preferred stock, plus all accrued stock dividend premiums at 7% annually, is convertible into common stock of the Company at the option of each Investor at a conversion price equal to the lower of $5.05 per share (the "Fixed Conversion Price") or eighty percent (80%) of the average fifteen day trading price preceding the date of conversion (the "Variable Conversion Price"). However, in the event any Investor acquires common stock upon conversion of the preferred stock and the conversion price is based on the Variable Conversion Price, such Investor must pay a fee to the Company as follows:

     (a) in the event the issuance of such common stock occurs form 91 to 180 days after the Closing Date, the fee payable to the Company is 25% times the Variable Conversion Price times the number of such shares of common stock; and

     (b) in the event the issuance of such common stock occurs from 181 to 365 days after Closing Date, the fee payable to the Company is 6.25% times the Variable Conversion Price times the number of such shares of common stock.

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

     In conjunction with the issuance of the preferred stock, the Company entered into a Second Amendment to the Loan and Security Agreement with Finova (the "Second Amendment"). The Second Amendment modified one financial covenant and allowed the Company to redeem the preferred stock as contemplated in the

INTELLICALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Designation if (i) following and giving effect to such redemption the Company shall have excess borrowing availability under its borrowing base of not less than $500,000, and shall have paid in full or made provision for payment in full of all of Company's accounts payable in excess of $500,000 which are outstanding beyond their due date and are not contested in good faith by the Company and all bank overdrafts and (ii) at the time of such redemption no event of Monetary Default, as defined in the loan agreement with Finova, and no event which, with notice or passage of time or both, would constitute an event of Monetary Default under the loan agreement with Finova has occurred and is continuing, or would result from such redemption.

     Series B-2 Redeemable Preferred Stock was issued upon ILD's acquisition of WorldCom assets (see Note 7). Each share of the Series B-2 Redeemable Preferred Stock has a stated value of $100 and entitles the holder to receive an annual cumulative dividend of $8.50 payable semi-annually. Subject to certain restrictions in loan agreements, each holder has the right, commencing on the fifth anniversary date after issuance, to require the Company to purchase the holder's shares at the stated value of $100 per share, making such Series B-2 stock mandatorily redeemable. The Company, at its discretion, has the right to purchase the holder's shares at the stated value of $100 per share for all shares not previously purchased. Series B-2 Redeemable Preferred Stock is nonvoting, but has preference over Common Stock and Series A Convertible Preferred Stock.

     Series B-3 Redeemable Preferred Stock was issued upon ILD's acquisition of Interlink (see Note 7). Each share of the Series B-3 Redeemable Preferred Stock has a stated value of $300 and entitles the holder to receive an annual cumulative dividend of $18.00 payable quarterly. Subject to certain restrictions in loan agreements, each holder has the right, commencing on the fifth anniversary date after issuance, to require the Company to purchase the holder's shares at the stated value of $300 per share, making such Series B-3 stock mandatorily redeemable. The Company, at its discretion, has the right to purchase the holder's shares at the stated value of $300 per share for all shares not previously purchased. Series B-3 Redeemable Preferred Stock is nonvoting, but has preference over Common Stock and Series A Convertible Preferred Stock.

     Common Stock Purchase Warrants: In connection with the December 29, 1995 subordinated debt issuance discussed in Note 2, the Company issued a Warrant to Banca Del Gottardo ("Gottardo") entitling the holder to purchase 300,000 shares of common stock, exercisable at $4.20 per share. These warrants vested immediately and expire upon the date of maturity of the underlying debt.

     In connection with the issuance of the subordinated debt, the Company issued an additional Warrant to purchase 200,000 shares of common stock (the "Additional Warrant"). The exercise price for the Additional Warrant is the same price as for the Gottardo Warrants. These warrants vested immediately and expire upon the date of maturity of the underlying debt.

     In November 1996, the Company issued additional subordinated debt to Banca Del Gottardo ("Gottardo") with warrants to purchase 200,000 shares of common stock at $5.00 per share. In addition to the 200,000 shares an additional warrant to purchase 150,000 shares at $5.00 was also issued. These warrants vested immediately and expire upon the date of maturity of the underlying debt.

INTELLICALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 4 - INCOME TAXES

     Differences between the income tax benefit calculated using the statutory federal income tax rate and the actual income tax provision are (in thousands):

                                                                                         Year Ended December 31
                                                                                         ----------------------

                                                                         1997                      1996                      1995
                                                                         ----                      ----                      ----
Income tax benefit at the statutory rate............                  $(3,759)                  $(1,731)                $  (2,087)

Amortization of cost in excess of net assets

     of acquired businesses..........................                      31                        31                        31

Other:

   Refund of federal income taxes...................                       --                      (622)                       --

   Minority interest................................                      277                     (101)                       --

   Other............................................                        6                        --                        --

   Operating loss not benefited ....................                    3,722                     2,423                     2,056
                                                                     --------                 ---------                 ---------

Income tax provision................................                 $    277                 $      --                 $     --
                                                                     ========                 =========                 =========


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

     At December 31, 1997 the Company has net operating loss carryforwards of $43.4 million for federal income tax reporting purposes. Such carryforwards, which may provide future tax benefits, do not expire before 2007. Additionally, in conjunction with the Alternative Minimum Tax ("AMT") rules, the Company has available a minimum tax credit carryforward for tax purposes of $126,541. Such credit may be carried forward indefinitely as a credit against regular tax liability.

     The Company received no income tax refunds in 1997 or 1995. The Company received a net tax refund of $1.3 million in 1996. The Company received the refund as a result of a ten-year carryback claim under Section 172(f) of the Internal Revenue Code. The refund was associated with a claim of $4,534,487 of Net Operating Loss. The Company also used $448,459 of its Alternative Minimum Tax ("AMT") credit, the result of being subject to AMT in the fiscal year ended June 30, 1989.

INTELLICALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     Significant components of the Company's deferred tax assets and deferred tax liabilities under FAS 109 are (in thousands):

                                                                                                   December 31,

                                                                                              1997              1996
                                                                                              ----              ----
Deferred tax assets:

     Other reserves and accruals...............................                             $2,302              1,628

     Net operating loss carryforwards..........................                             14,756             12,791

     Unused alternative minimum tax credits....................                                127                125
                                                                                            ------             ------

 Total gross deferred tax assets...............................                             17,185             14,544
                                                                                            ------              ------



Deferred tax liabilities:

     Bad debt reserves.........................................                               (370)              (421)

     Deferred revenue                                                                          147                (12)

     Depreciation and amortization.............................                               (478)            (1,226)
                                                                                              ----             ------

Total gross deferred tax liabilities...........................                               (701)            (1,659)
                                                                                              ----             ------



Less valuation allowance.......................................                            (16,484)           (12,885)
                                                                                           -------            -------



Net deferred tax assets........................................                           $     --          $      --
                                                                                          ========          =========


The valuation allowance on deferred tax assets reflects the Company's uncertainty regarding realization of such assets due to recent operating loss trends. Additionally, included in other assets and liabilities is a net deferred asset of $44,115 related to the Company's subsidiary not consolidated for tax purposes.


NOTE 5 - BASIC AND DILUTED NET LOSS PER SHARE

     Basic and diluted net loss per share has been computed in accordance with FAS 128 and is based on the weighted average number of common shares outstanding during 1997, 1996 and 1995. The weighted average common shares outstanding were 9,268,000, 8,024,000 and 7,672,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

     Diluted net loss per share gives effect to all dilutive potential common shares that were outstanding during the period. The Company had a net loss for each of the three years ended December 31, 1997; therefore, none of the Series A preferred shares, convertible into common stock as described in Note 3, or the options or warrants outstanding in Note 3 at each of the period ends were included in the diluted net loss per share calculation for the years ended December 31, 1997, 1996, and 1995, as they were anti-dilutive. The denominator (the number of shares) and the numerator (net loss) is the same for the basic and diluted EPS computations for all periods presented.

INTELLICALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 6 - COMMITMENTS

     The Company and ILD lease their office space, manufacturing facility, and certain office equipment under operating leases.

     Future minimum rental commitments under noncancelable operating leases are (in thousands):

          1998.....................................................    $ 1,700
          1999.....................................................      1,300
          2000.....................................................      1,014
          2001.....................................................        636
          2002.....................................................        408
                                                                       -------

                                                                        $5,058

     Total operating lease expense was $1,011,000, $840,000 and $765,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

INTELLICALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 7 - ACQUISITIONS MADE BY ILD TELESERVICES

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

     The acquisition was accounted for under the purchase method as prescribed by Accounting Principles Board No. 16 "Business Combinations". The results of operations of the acquired business are included in the consolidated financial statements from the date of acquisition. The purchase price was $21.4 million net of $1.2 million of liabilities assumed. ILD paid $550,000 in cash, issued 111,960 shares of redeemable preferred stock at $100 per share, issued 34,403.67 shares of common stock for $3,750,000, and entered into loan agreements with Nationsbank in the amount of $6.2 million (including $325,000 of debt costs - see Note 2).

     Approximately $15.5 million has been assigned to the excess of purchase price over the fair value of net assets of the business acquired. The asset is amortized using the straight-line method over 25 years. Also, $2.5 million was assigned to contracts acquired and are being amortized over 6 years.

     The following unaudited proforma consolidated results of operations for the years ended December 31, 1997 and 1996 are presented as if the WorldCom acquisition had been made at the beginning of each period presented. The unaudited proforma information is not necessarily indicative of either the results of operations that would have occurred had the purchase been made during the periods presented or the expected future results of the combined operations.

                                                                                                 Year ended December 31,
                                                                                             (in thousand, except per share)

                                                                                                 1997                1996
                                                                                                -----               -----

Net sales                                                                                     $168,862               $186,288

Net loss available to common shareholders                                                      (11,027)                (5,826)

Basic and diluted net loss per common share                                                      (1.19)                  (.73)




INTELLICALL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


     On December 15, 1997 ILD also acquired all of the outstanding common stock of Interlink Telecommunications, Inc. ("Interlink"), a switched reseller of long distance services and provider of enhanced services including operator services, prepaid calling cards and prepaid local service. Interlink is located in Atlanta, Georgia and principally serves the southeastern United States.

     The acquisition was accounted for as a purchase whereby the excess purchase price over net assets acquired was recorded based upon the fair values of assets acquired and liabilities assumed. The results of operations of the acquired business are included in the consolidated financial statements from the date of acquisition. The purchase price was $11.4 million. ILD accomplished the acquisition of the Interlink common stock by the following consideration (i) $2,000,000 in cash; (ii) $2,700,000 in the form of a promissory note; (iii) $1,000,000 in the form of a promissory note; (iv) 16,117 shares of ILD's common stock valued at $175 per share; (v) 6,667 shares of ILD's Series B-3 Redeemable Preferred Stock valued at $300 per share which is mandatorily redeemable; and
(vi) a five year consulting agreement for $850,000 payable $425,000 on June 1, 1998 and $425,000 on June 1, 1999.

     Approximately $10.6 million has been assigned to the excess of purchase price over the fair value of net assets of the business acquired. The asset is amortized using the straight-line method over 25 years. Also $2.0 million was assigned to the non-compete agreement and is being amortized over 5 years.

NOTE 8 - LITIGATION AND CONTINGENCIES

     In April 1997, U.S. Long Distance, Inc. ("USLDI") filed a Second Amended Complaint against the Company. The case is pending in the United States District Court for the Western District in San Antonio, Texas. The complaint seeks actual damages of $4.0 million, exemplary damages, attorney's fees and interest for the Company's alleged tortious interference of USLDI's existing and prospective contractual relationships with PhoneTel Technologies, Inc. ("PhoneTel"). The Second Amended Complaint alleges the Company and its then subsidiary, Intellicall Operator Services, Inc., interfered with USLDI's existing contractual relationship with PhoneTel, another defendant, when PhoneTel executed an operator services agreement with the Company and its subsidiary. The Company intends to vigorously contest the allegations contained in the Second Amended Complaint.

NOTE 9 - SUBSEQUENT EVENT

     On January 1, 1998 the Company sold its prepaid services operation to ILD Teleservices, Inc. in exchange for (i) $2,000,000 in cash, (ii) forgiveness of the Company's promissory note in the original principal amount of $2,000,000 which had previously been executed and delivered to ILD to purchase 18,348.62 shares of ILD common stock valued at $109 a share, and (iii) a $1,000,000 promissory note due April 1998.

                                INTELLICALL, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                                           Additions
                                               -------------------------------
                                                  Balance at
                                                  Beginning    Charged to Costs   Charged to Other    Deductions-   Balance at End
              Description                         of Period     and Expenses     Accounts - Describe    Describe      of Period
------------------------------------------        ------------ ---------------- --------------------    -----------   --------------
Year Ended December 31, 1997:
          Allowance for doubtful
              accounts - receivable...........    $       3,513  $       6,493   $             --     $    (5,584)      $     4,422
                                                  =============  =============   ================     ===========       ===========

          Allowance for doubtful
              accounts - ILD..................    $         97   $       2,838   $             --     $       823       $     2,112
                                                  ============== =============   ================     ===========       ===========

          Allowance for doubtful accounts
              notes - receivable..............    $      1,762   $          --   $             --     $    (1,762)      $        --
                                                  ============   =============   ================     ===========       ===========


Year Ended December 31, 1996:
          Allowance for doubtful
              accounts - receivable...........    $        718   $         172   $             --    $       (830)(a)   $        60
                                                  ============   =============   ================    ============       ===========

          Allowance for doubtful
              accounts - license fees receivable
              non-current.....................    $        414   $          --   $             --    $        (44)(a)   $       370
                                                  ============   =============   ================    ============       ===========

          Allowance for doubtful accounts
              call traffic....................    $      2,542   $      3,621    $             --    $     (2,983)(a)(e)$     3,180
                                                  ============   ============    ================    ============       ===========

          Allowance for doubtful accounts
              notes - receivable..............    $      2,718    $         --    $             --    $       (956)(a)   $     1,762
                                                  ============   ============    ================    ============       ===========

Year Ended December 31, 1995:
          Allowance for doubtful
              accounts - receivable...........    $      2,570   $        714    $             --    $     (2,566)(a)   $       718
                                                  ============   ============    ================    ============       ===========

          Allowance for doubtful
              accounts - license fees receivable
              non-current.....................    $        523   $        412    $             --    $       (521)(a)   $       414
                                                  ============   ============    ================    ============       ===========

          Allowance for doubtful
              accounts - investment in sales-type
              leases, non-current.............    $         14   $         --    $             --    $        (14)(a)   $        --
                                                  ============   ============    ================      ==========       ===========

          Allowance for doubtful accounts
              call traffic....................    $      2,550   $      2,530    $            231(b) $     (2,769)(a)   $     2,542
                                                  ============   ============    ================    ============       ===========

          Allowance for doubtful accounts
              notes - receivable..............    $      2,683   $         --    $          1,190(d) $     (1,155)(a)(b $     2,718
                                                  ============   ============    ================    ============       ===========


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