Form 10-Q
period 1998-03-31
INTELLICALL INC
filed 1998-05-15
CIK 818674

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

         Yes   X                                        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Outstanding at
       Class                                              May 12,1998
Common Stock $.01 par value                                9,850,133
--------------------------------------------------------------------------------

INDEX

INTELLICALL, INC.

Part I.           Financial Information

     Item 1.      Financial Statements

                  Balance Sheets at March 31, 1998
                  (Unaudited) and December 31, 1997..........................1

                  Statements of Operations for each of the
                  three month periods ended March 31, 1998 and 1997
                  (Unaudited)       .........................................3

                  Statements of Cash Flows for each of the three month periods ended March 31, 1998 and 1997
                  (Unaudited)       .........................................4

                  Notes to Financial Statements..............................5

     Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..................................15

Part II.          Other Information

     Item 6.      Exhibits and Reports on Form 8-K...........................18

Signatures...................................................................19

Part I.  Financial Information
     Item 1.  Financial Statements

INTELLICALL, INC.
       BALANCE SHEETS

ASSETS
(in thousands)


                                                                             March 31, 1998          December 31, 1997
                                                                             --------------          -----------------
                                                                                (unaudited)
Current assets

     Restricted cash ..................................................              $  17                $ 2,488

     Cash and cash equivalents ........................................                 --                     66

     Amount due on sale of ILD stock ..................................              5,963                     --

     Receivables.......................................................             15,821                 34,881

          Less allowance for doubtful accounts.........................              4,576                  6,211
                                                                                 ---------              ---------

                                                                                    11,245                 28,670

     Inventories, net..................................................              4,730                  5,002

     Related party, net................................................                581                     --

     Other current assets..............................................                448                  1,908
                                                                                 ---------              ---------

     Total current assets..............................................             22,984                 38,134

     Fixed assets, net.................................................              1,666                  8,387

     Capitalized software costs, net...................................              2,157                  2,968

     Notes receivable, net.............................................              1,125                  1,125

     Intangible assets, net............................................                816                 31,802

     Investment in unconsolidated investee.............................              2,134                     --

     Other assets, net.................................................              1,506                  2,373
                                                                                 ---------              ---------

                                                                                  $ 32,388               $ 84,789
                                                                                  ========               ========




See notes to financial statements.

INTELLICALL, INC.
BALANCE SHEETS (CONTINUED)
LIABILITIES AND STOCKHOLDERS' EQUITY
(in thousands, except share information)

                                                                                 March 31,1998        December 31, 1997
                                                                                 -------------        -----------------

                                                                                (Unaudited)
Current liabilities
     Accounts payable..........................................                       $ 4,861                  $11,320
     Accrued transmission, customer commissions and billing
         charges...............................................                         1,360                   12,222
     Deferred revenue..........................................                            84                    1,262
     Accrued liabilities.......................................                           966                    4,456
     Capital lease obligation, current.........................                            --                      157
     Current portion of long-term debt ........................                         1,007                    4,928
                                                                                     --------             ------------
     Total current liabilities.................................                         8,278                   34,345
Long-term debt ................................................                        10,745                   21,217
Deferred gain on sale to unconsolidated investee...............                           968                       --
Capital lease obligation ......................................                            --                      843
Other liabilities..............................................                           250                      948
Minority interest..............................................                            --                    6,769
Commitments and contingent liabilities.........................                            --                       --
                                                                                   ----------            -------------
      Total liabilities                                                                20,241                   64,122
Redeemable preferred stock Series B-2, $100 par value;
     zero and 111,960 shares issued and outstanding,
     respectively..............................................                            --                   11,196
Redeemable preferred stock Series B-3, $300 par value; zero
     and 6,667 shares issued and outstanding,
     respectively..............................................                            --                    2,000
Stockholders' equity
     Preferred stock, $.01 par value; 1,000,000 shares
         authorized;  3,740 and 4,000 shares issued
         and outstanding, respectively.........................                             1                        1
     Common stock, $.01 par value; 20,000,000 shares
          authorized; 9,582,980 and 9,471,944 shares issued,
          respectively.........................................                            96                       95
     Additional paid-in capital................................                        57,534                   57,486
     Less common stock in treasury, at cost;
          24,908 shares........................................                         (258)                    (258)
     Accumulated deficit.......................................                      (45,226)                 (49,853)
                                                                                   ---------                  -------
          Total stockholders' equity...........................                        12,147                    7,471
                                                                                   ----------                  -------
                                                                                     $ 32,388                 $ 84,789
                                                                                     ========                 ========

See notes to financial statements.

INTELLICALL, INC.
STATEMENTS OF OPERATIONS(UNAUDITED)
(in thousands, except share information)




                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                       1998            1997
                                                                       ----            ----

Revenues and sales:
         Service revenues                                             $  5,619        $ 19,882
         Equipment sales                                                 4,262           3,272
                                                                      --------          ------
                                                                         9,881          23,154
                                                                      --------        --------

Cost of revenues and sales:
         Service revenues                                                5,270          17,887
         Equipment sales                                                 3,512           3,617
                                                                       -------         -------
                                                                         8,782          21,504
                                                                       -------         -------

Gross profit:
         Service revenues                                                  349           1,995
         Equipment sales                                                   750            (345)
                                                                        ------         -------
                                                                         1,099           1,650

Selling, general and administrative expenses                             2,068           2,630
Provision for doubtful accounts                                             85             104
Research and development expenses                                          295             119
                                                                        ------          ------

Operating loss                                                          (1,349)         (1,203)

Interest income                                                             80              96

Interest expense                                                          (393)           (600)

Gain on sale of assets                                                   6,399              --

Equity in loss of investee                                                (219)             --

Minority interest                                                           --             (19)
                                                                       -------         -------

Net income (loss)                                                     $  4,518       $  (1,726)
                                                                      ========       =========

Basic net income (loss) per share                                     $    .48       $    (.19)
                                                                      ========       =========

Weighted average number of shares outstanding                            9,468           9,001
                                                                      ========       =========

Fully diluted net income (loss) per share                             $    .37       $   (0.19)
                                                                      ========       =========

Shares used in fully diluted net income (loss) per share calculation    12.610           9,001
                                                                       =======       =========

See notes to financial statements.

INTELLICALL, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)                                                            THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                       1998            1997
                                                                       ----            ----
 Operating Activities:
         Net income (loss)                                          $  4,518        $ 1,726)
         Adjustments to reconcile net income (loss) to
           net cash provided by operating activities:
           Depreciation and amortization                                 495            992
           Provision for doubtful accounts                                85            104
           Provision for inventory                                        75             --
           Equity in loss of investee                                    219             --
           Minority interest in income of ILD                             --             19
           Changes in operating assets and liabilities (See Note 1):
              Restricted cash                                             (5)            (2)
              Amount due on sale of stock                             (5,963)            --
              Receivables                                              3,749          1,279
              Inventories                                                167           (492)
              Related party                                             (451)            --
              Other current assets                                       203            125
              Notes receivable                                           (23)          (263)
              Accounts payable                                        (1,125)         1,202
              Transmissions, commissions and billing charges          (1,284)          (357)
              Accrued liabilities                                       (150)           (55)
              Deferred revenue                                            --           (351)
              Deferred gain on sale to unconsolidated investee           968             --
              Other                                                    1,671            121
                                                                   ---------        -------
Net cash provided by operating activities                              3,149            596
Investing activities:
         Purchase of equipment                                          (211)          (250)
         Capitalized software                                           (250)          (475)

Net cash used in investing activities                                   (461)          (725)

Financing activities:
         Net proceeds from (repayments on) line of credit             (2,781)            45
         Proceeds from issuance of stock under stock option plans         93            234
                                                                    --------        -------
Net cash (used in) provided by financing activities                   (2,688)           279
Net increase in cash and cash equivalents                                 --            150
Cash and cash equivalents at beginning of period                          --          2,271
                                                                    --------        -------
Cash and cash equivalents at end of period                          $     --        $ 2,421
                                                                    ========        =======
Supplemental cash flow information:
         Interest paid                                              $    141        $   323
                                                                    ========        =======
Supplemental non cash information:
         Conversion of debt to equity                               $     --        $   945
                                                                    ========        =======
         Conversion of preferred stock to common stock              $    260        $    --
                                                                    ===========     =======

See notes to financial statements.

                                INTELLICALL, INC.
                          NOTES TO FINANCIAL STATEMENTS




NOTE 1 - CERTAIN ACCOUNTING POLICIES

         Basis of Presentation. The accompanying financial statements of Intellicall, Inc. (the "Company") have been prepared in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in annual reports on Form 10-K. The financial statements as of December 31, 1997 and results of operations for the quarter ended March 31, 1997 include the financial position and results of operations of the Company's majority-owned subsidiary ILD Telecommunications, Inc. ("ILD"). In the quarter ended March 31, 1998, the Company's ownership percentage of ILD decreased from 53.66% at December 31, 1997 to 42.91% at March 31, 1998 (See Note 7 herein). Accordingly, effective January 1, 1998, the Company accounted for its investment in ILD under the equity method of accounting retroactively to January 1, 1998. In management's opinion, all adjustments necessary for a fair presentation of the results of operations for the periods shown have been made and are of a normal and recurring nature.

The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results of operations expected for the full year 1998. The financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         Statement Presentation. Certain prior year amounts have been reclassi-fied to conform to current year presentation.

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

The amounts of software development costs capitalized in the first quarter of 1998 and 1997 were $250,000 and $475,000, respectively. The Company recorded $119,000 and $555,000 of software amortization expense for the three months ended March 31, 1998 and 1997, respectively.

         Cash and Cash Equivalents. For purposes of the balance sheets and statements of cash flows, cash and cash equivalents include short-term liquid investments purchased with remaining maturities of three months or less.

                                INTELLICALL, INC.
                          NOTES TO FINANCIAL STATEMENTS





              Earnings per Share: Basic net income (loss) per share has been computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share", ("FAS 128") using the weighted average number of common shares outstanding. The provision and disclosure requirements for FAS 128 were required to be adopted for interim and annual periods ending after December 15, 1997, with restatement of EPS for all prior periods.

         The following table sets forth a reconciliation of the numerator and denominator used in the basic and diluted EPS computation for the three month periods ended March 31, 1998 and 1997, respectively:


                                                                Three months      Three months
                                                                   ended             ended
                                                                 March 31,         March 31,
                                                                   1998              1997
                                                                 -----------      ------------

Net income (loss)                                                 $  4,518     $  (1,726)
Basic:
    Weighted average number of shares outstanding                    9,468         9,001
                                                                  ==========     =========


Diluted:
   Weighted average number of shares outstanding used
       in the basic net income (loss) per share calculation            9,468        9,001
    Weighted average shares from assumed exercise of
        dilutive stock options and warrants, net of shares
        assumed to be repurchased with exercise proceeds                 325           --
     Assumed conversion of Series A Preferred Stock
        at beginning of period                                           980           --
     Assumed conversion of convertible debt                            1,837           --
                                                                   ---------     --------

     Weighted average number of shares outstanding used
         in the fully diluted net income (loss) per share
         calculation                                                  12,610        9,001
                                                                   =========     ========

         In accordance with FAS 128, options and warrants to purchase 1,135,250 and 2,907,505 shares respectively, of Common Stock were excluded in the diluted EPS calculation when they were antidilutive, as applicable, for the periods presented. Conversion of debt and preferred stock was excluded for the December 31, 1997 calculation because they were antidilutive.

                                INTELLICALL, INC.
                          NOTES TO FINANCIAL STATEMENTS




         Disclosures about Reporting Comprehensive Income: In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130") was issued. FAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. It requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. FAS 130 is effective for fiscal years beginning after December 15, 1997. The Company will adopt this Statement in the year ending December 31, 1998. Reclassification of financial statements for earlier periods provided for comparative purposes is required upon adoption. The Company has no components of comprehensive income not already included in net income.


         Disclosures about Segments of an Enterprise and Related Information: In June 1997, Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information" ("FAS 131") was issued. FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. FAS 131 is effective for financial statements for periods beginning after December 15, 1997. The Company will adopt FAS 131 in the year ending December 31, 1998.

                                INTELLICALL, INC.
                          NOTES TO FINANCIAL STATEMENTS




NOTE 2 - LONG-TERM DEBT AND LINE OF CREDIT

         The Company's debt consisted of the following (in thousands):

                                                                      March 31, 1998     December 31, 1997


Intellicall, Inc.
         8% Convertible subordinated notes, due 2000                  $     2,840         $   2,840
         8% Convertible subordinated notes, due 2001                        5,000             5,000
         Convertible subordinated note, due 1999                            1,000             1,000
         Asset-based note collateralized by certain assets, due 1999        3,323             4,114
         Installment note, due 1998                                             7                28
                                                                       ----------         ---------
                                                                           12,170            12,982
         Less unamortized debt discount                                      (418)             (450)
                                                                       ----------         ---------
                                                                           11,752            12,532
                                                                       ----------         ---------

ILD Telecommunications, Inc. related debt                                      --            13,613
                                                                       ----------         ---------


              Total debt                                                   11,752            26,145

         Less: Current portion of long-term debt                           (1,007)           (4,928)
                                                                      -----------        ----------
              Total long-term debt                                    $    10,745        $   21,217
                                                                      ===========        ==========

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

         On December 29, 1995 the Company completed the sale of $7.5 million of 8.0% convertible subordinated notes, due December 31, 2000, to Banca Del Gottardo in Lugano, Switzerland with the proceeds used to repay the previous lender and for working capital purposes. The notes were issued with warrants to purchase 300,000 shares of the Company's Common Stock. The notes are convertible into 1,785,714 shares of the Company's Common Stock at a price of $4.20 per share. As of March 31, 1998, $4.66 million of the Banca Del Gottardo Notes were converted to 1,109,517 shares of the Company's Common Stock. Interest is payable semi-annually and commenced June 30, 1996.

                                INTELLICALL, INC.
                          NOTES TO FINANCIAL STATEMENTS




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

         On November 22, 1996 the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Finova Capital Corporation ("Finova") pursuant to which Finova agreed to loan the Company up to $12,000,000 (the "Loan") based on an available borrowing base. The borrowing base consists primarily of call traffic and trade equipment receivables and inventory, subject to eligibility requirements determined by Finova. Amounts loaned subject to the borrowing base are determined by percentages established in the Loan Agreement, but are within the discretion of Finova. Such percentages are subject to change based on experience and Finova's expectations regarding future collectibility of receivables and usage of inventory.

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

         The initial term of the Loan Agreement is three years at which time, unless extended, all amounts then outstanding must be repaid. The Loan Agreement contains prepayment penalties in the event it is terminated prior to expiration of its initial term. The Loan is secured by first and prior liens and security interests encumbering substantially all of the assets of the Company, including inventory, equipment, accounts receivable, general intangibles, trademarks and tradenames. The Loan Agreement contains various restrictions (including a prohibition against the payment of dividends, limitations on capital expenditures, and restrictions on investments) and financial ratio maintenance requirements (including minimum working capital and net worth requirements). As of March 31, 1998 the Company was in compliance with all covenants.

                                INTELLICALL, INC.
                          NOTES TO FINANCIAL STATEMENTS




         At December 31, 1997 ILD Telecommunications, Inc. (ILD) had $13.6 million of long term debt due from 1998 through 2001 at interest rates ranging from 9% to 13.5%.



NOTE 3 - INVENTORY

         As of March 31, 1998 and December 31, 1997, the Company's net inventories consisted of the following (in thousands):

                                              March 31,         December 31,
                                                1998               1997
                                                ----               ----
         Raw materials                      $   2,826           $ 2,491
         Work-in-process                          273               378
         Finished goods                         1,631             2,133
                                            ---------           -------
              Total inventories             $   4,730           $ 5,002
                                            =========           =======

NOTE 4 - LITIGATION AND CONTINGENCIES

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

                                INTELLICALL, INC.
                          NOTES TO FINANCIAL STATEMENTS




NOTE 5 - EQUITY FINANCING

         On July 21, 1997 (the "Closing Date") the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with four institutional investors (the "Investors") pursuant to which the Investors purchased $4,000,000 of the Company's Series A Convertible preferred stock (the "preferred stock"). The Company utilized the net proceeds from the sale of the preferred stock (approximately $3,800,000) to pay down indebtedness to Finova. As of March 31, 1998, $260,000 of the Company's preferred stock had been converted into 66,810 shares of the Company's Common Stock.

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

                                INTELLICALL, INC.
                          NOTES TO FINANCIAL STATEMENTS




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

         In conjunction with the issuance of the preferred stock, the Company entered into a Second Amendment to the Loan and Security Agreement with Finova (the "Second Amendment"). The Second Amendment modified one financial covenant and allowed the Company to redeem the preferred stock as contemplated in the Designation if (i) following and giving effect to such redemption the Company shall have excess borrowing availability under its borrowing base of not less than $500,000, and shall have paid in full or made provision for payment in full of all of the Company's accounts payable in excess of $500,000 which are outstanding beyond their due date and are not contested in good faith by the Company and all bank overdrafts and (ii) at the time of such redemption no event of Monetary Default, as defined in the loan agreement with Finova, and no event which, with notice or passage of time or both, would constitute an event of Monetary Default under the loan agreement with Finova has occurred and is continuing, or would result from such redemption.

NOTE 6 - SALE OF PREPAID SERVICES OPERATION

         On January 1, 1998 the Company sold its prepaid services operation to ILD Telecommunications, Inc. in exchange for (i) $2,000,000 in cash, (ii) forgiveness of the Company's promissory note in the original principal amount of $2,000,000 which had previously been executed and delivered to ILD to purchase 18,348.62 shares of ILD common stock valued at $109 a share, and (iii) a $1,000,000 promissory note due at the earlier of the date of ILD's public offering or December 31, 1998. The cash proceeds were used to further reduce the Company's indebtedness to Finova. The Company recorded a $835,000 gain on the sale of the prepaid services operation with the balance recorded as deferred gain on sale of assets to an unconsolidated investee. As of March 31, 1998, the Company had $968,000 of deferred gain.

NOTE 7 - SALE OF STOCK OF ILD TELECOMMUNICATIONS, INC.

         On March 30, 1998, the Company sold to SMCO, LLP 18,348.62 shares of ILD Telecommunications, Inc. common stock. SMCO is an unrelated third party, the negotiations for the sale transactions were at arm's length, and there were no additional obligations or elements of financial consideration relating to the sale transaction. The Company sold the shares for $325 per share and recorded a gain on the sale in the amount of $5.6 million. The transaction was consummated on March 30, 1998, however the proceeds were actually received by the Company on April 3, 1998. Accordingly an amount due for $6.0 million is reflected in the Company's balance sheet at March 31, 1998.

NOTE 8 - SUBSEQUENT EVENT

         On April 3, 1998 the Company sold 1,539 shares of its Series A preferred stock in ILD Telecommunications, Inc. to SMCO Investments, LLC. The shares were sold for $325.00 per share, or $500,175.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                of Operations

Forward-Looking Statements - Cautionary Statements

         This Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the
"Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Specifically, all statements other than statements of historical facts included in this report regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," and "intend" and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements (the "cautionary statements") reflect the current view of the Company with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, product introductions and acceptance, technological change, changes in industry practices and one-time events. Although the Company believes that expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

Recent Developments

         During the first quarter of 1998 the Company's ownership percentage in ILD Telecommunications, Inc. ("ILD") declined to approximately 42.91% of the outstanding shares of ILD causing the Company to account for its investment in ILD under the equity method as consolidation is no longer appropriate. Under the equity method, an investment in common stock is generally shown in the balance sheet of an investor as a single amount. Likewise, an investor's share of earnings or losses from its investment is ordinarily shown in its income statement as a single amount.

         Effective January 1, 1998, Intellicall's investment in ILD is accounted for using the equity method. However, prior year comparative financial information has not been restated to the equity method and is presented as previously reported, as is required under SEC rules. In reviewing the financial statements and discussion contained in this Form 10-Q, the reader must be aware that much of the information is not directly comparable as the financial information in 1997 includes the operating results and balance sheet information of ILD. This information is principally not included in the 1998 information.

Financial Condition


Liquidity and Capital Resources

         During the three months ended March 31, 1998 the Company generated $3,149,000 of cash from operations including changes in operating assets and liabilities. The Company invested $211,000 in capital equipment and $250,000 in software and product development. Borrowings under the Company's asset based note agreement with Finova decreased $2,781,000. The net result of such changes described resulted in no change in cash and cash equivalents.

         The net effect of changes in operating assets and liabilities was a decrease in cash of $2.2 million. The primary factors affecting these changes were a decrease in accounts receivable of $3.7 million, a decrease in payables of $2.4 million, and the disposition of assets and liabilities of the Company's prepaid services operation which was sold to ILD. The reduction in accounts receivable was principally the result of the seasonal decline in call traffic revenues from the fourth quarter of 1997 to the first quarter of 1998.

         In recent years, the Company has financed its net losses, capital expenditures and research and development costs through a combination of asset sales, reduction in working capital and external financing. As described in Note 7 to the financial statements, on March 30, 1998 the Company sold a portion of its interest in ILD to an unrelated third party. Proceeds from the sale totaled $6.0 million. A portion of the proceeds were used for working capital purposes. The remainder of the proceeds will be used to fund operations and for working capital and capital expenditures. In the second half of 1998 and beyond, management of the Company believes that funds required for capital spending, new product development, debt service and fixed expenses will be generated from operations, provided that equipment sales increase by 25% or more over comparable sales in 1997, and the mix of products sold continues to shift toward sales of higher margin products. Should the anticipated growth in demand for the Company's products be insufficient to generate the required liquidity, the Company may be required to sell assets or seek further external funding. If such a situation were to develop, the Company believes that it has adequate opportunities to obtain, in a timely manner, the funds required for its operations.

Results of Operations


         Service Revenues. Service revenues for the first quarter ended March 31, 1998 were $5.6 million compared to $19.9 million for the same period in 1997. The table below provides a detailed analysis of service revenues by type for the quarters ended March 31, 1998 and 1997 (in thousands):.

                                                            Three Months Ended
                                                                 March 31,
                                                            1998         1997
                                                            ----         ----

           Call traffic revenue      ..................    $ 5,619     $11,057
           Long-distance resale........................          -       1,108
           Operator services ..........................          -       6,330
           Prepaid calling services....................          -       1,387
                                                           -------     -------
                           Total service revenues          $ 5,619     $19,882
                                                           =======     =======

         Long-distance resale and operator services revenues relate to the operations of ILD, an unconsolidated investee in 1998. Prepaid calling services relate to a division of Intellicall sold to ILD on January 1, 1998 (see discussion of gain on sale of assets below). The $5.4 million decline in call traffic principally resulted from discontinuing the Company's inmate services program, Jail*Star, in June 1997. Revenues from the Jail*Star program were $4.4 million in the March 31, 1997 quarter. The program was discontinued due to an unacceptably high experience of uncollectible phone calls. The remainder of the decline in call traffic is generally attributed to a lower volume of calls per month on telephones using the Intelli*Star system. The lower per phone call volumes reflect the continuing high incidence of the practice known as "dial-around." This practice is the result of payphone patrons accessing operator services systems other than those used by the payphone owner.

         Gross profits from services were $349,000 or 6.2% of the related revenues for the three months ended March 31, 1998 compared to $2.0 million or 10.0% of the related revenues for the three months ended March 31, 1997. However, on a comparable basis (i.e., excluding the revenue streams of ILD), the pro-forma Intellicall gross profit for the three months ended March 31, 1997 would have been $1.0 million or 9.5% of the related revenues. Absolute gross profit declined $706,000 for the three months ended March 31, 1998 compared to the pro-forma March 31, 1997 amount. The decline is due principally to the elimination of Jail*Star revenues. The gross margin percentage declined for the 1998 period compared to 1997 primarily due to lower unbundled revenues in 1998 and the recognition in 1997 of deferred revenues from validation services, both of which carried a 100% profit margin.

         Equipment Sales. Equipment sales were $4.3 million and $3.3 million in the three months ended March 31, 1998 and 1997, respectively. The following table analyzes sales by market (in thousands):

                                                            Three Months Ended
                                                                 March 31,
                                                            1998         1997
                                                            ----         ----

     Independent payphone providers................      $ 2,714      $ 3,245
     International      ...........................        1,548           17
     Regulated         ............................            -           10
                                                         -------      -------
         Total equipment sales  ............             $ 4,262      $ 3,272
                                                         =======      =======

         The increase in total equipment sales is attributable to higher international shipments in 1998, partially offset by lower sales to independent payphone providers (IPP's). The Company believes that IPP sales have been, and will continue to be, negatively impacted by unresolved regulatory issues surrounding dial-around compensation. Resolution of the dial-around compensation controversy is uncertain as to both the timing and extent of payments to be received by payphone owners. It is believed that this uncertainty is causing an industry-wide slowness in capital purchasing due to uncertain cash flows.

         Gross profit from equipment sales was $750,000 (17.5% of related sales) for the three months ended March 31, 1998 as compared to a loss of $345,000 or (10.5% of related sales) for the three months ended March 31, 1997. Gross margins improved in 1998 compared to 1997 for principally two reasons: lower capitalized software amortization of a decrease of $436,000 and higher sales network switching products which are generally more profitable than payphones.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were $562,000 lower in the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997. Approximately $276,000 of the decline related to the fact ILD is now unconsolidated. The pro-forma March 31, 1997 general, selling and administrative expenses would have been $2.3 million compared to $2.1 million for the three months ended March 31, 1998. This improvement was primarily related to a decline in employee related expenses and lower travel costs in 1998.

         Research and Development Expenses. Gross spending for research and development decreased $49,000 for the three months ended March 31, 1998, as compared to the same period in 1997. In the first quarter of 1998, the Company capitalized software development costs of $250,000 compared to $475,000 in the first quarter of 1997. Capitalized costs in 1998 related primarily to the AstraTel 2 and the Company's recently introduced N*Genius switch.

         Provision for Doubtful Accounts. During the quarter ended March 31, 1998 the Company recorded an $85,000 provision for doubtful accounts compared to $104,000 in the same quarter in 1997. The pro-forma provision for doubtful accounts, without ILD, for the quarter ended March 31, 1997 was $92,000.

         Gain on Sale of Assets. During the first quarter of 1998 the Company reported gains on sales of assets totaling $6.4 million. Such gains resulted from partial gain recognition on the January 1998 sale of the Company's prepaid services operation to ILD and from gain on the March 1998 sale of a portion of the Company's ownership interest in ILD to an unrelated third party. The ILD common stock sold by the Company was originally acquired in connection with the disposition of the prepaid services operation.

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


                                INTELLICALL, INC.



               /s/ John J. McDonald, Jr.
               -----------------------------------------------
                              John J. McDonald, Jr.
                              President and
                              Chief Executive Officer




               /s/ John M. Carradine
               -----------------------------------------------
                              John M. Carradine
                              Vice President Finance
                              and Chief Financial Officer


Date:   May 15, 1998