Form 10-Q
period 1998-06-30
INTELLICALL INC
filed 1998-08-14
CIK 818674

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

         Yes   X                                            No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Outstanding at
               Class                                      August 11,1998
Common Stock $.01 par value                                 9,919,161
--------------------------------------------------------------------------------

INDEX

INTELLICALL, INC.

Part I.           Financial Information

     Item 1.      Financial Statements

                  Balance Sheets at June 30, 1998
                  (Unaudited) and December 31, 1997............................1

                  Statements of Operations for each of the
                  three month periods ended June 30, 1998 and 1997
                  (Unaudited)       ...........................................3

                  Statements of Operations for each of the
                  six month periods ended June 30, 1998 and 1997
                   (Unaudited)      ...........................................4

                  Statements of Cash Flows for each of the
                  six month periods ended June 30, 1998 and 1997
                  (Unaudited)       ...........................................5

                  Notes to Financial Statements...............................16

     Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................15

Part II.          Other Information

     Item 1.      Litigation        ..........................................19

     Item 6.      Exhibits and Reports on Form 8-K............................19

Signatures....................................................................20

Part I.  Financial Information
     Item 1.  Financial Statements

INTELLICALL, INC.
       BALANCE SHEETS
       ASSETS
      (in thousands)

                                                                                 June 30, 1998       December 31, 1997
                                                                                    (unaudited)
Current assets

     Restricted cash ..................................................                     $  17                $ 2,488

     Cash and cash equivalents ........................................                     2,000                     66

     Receivables............................................................               15,669                 34,881

          Less allowance for doubtful accounts.........................                     5,059                  6,211
                                                                                        ---------              ---------

                                                                                           10,610                 28,670

     Inventories, net..................................................                     5,669                  5,002

     Related party, net................................................                     1,071                     --

     Other current assets..............................................                       366                  1,908
                                                                                        ---------              ---------

          Total current assets.........................................                    19,733                 38,134

Fixed assets, net......................................................                     1,563                  8,387

Capitalized software costs, net........................................                     2,272                  2,968

Notes receivable, net..................................................                     1,068                  1,125

Intangible assets, net.................................................                       794                 31,802

Investment in unconsolidated investee..................................                     2,012                     --

Other assets, net......................................................                     1,432                  2,373
                                                                                        ---------              ---------

                                                                                         $ 28,874               $ 84,789
                                                                                         ========               ========



See notes to financial statements.

INTELLICALL, INC.
BALANCE SHEETS (CONTINUED)
LIABILITIES AND STOCKHOLDERS' EQUITY
(in thousands, except share information)

                                                                                 June 30,1998        December 31, 1997
                                                                                 (Unaudited)
Current liabilities
     Accounts payable..........................................                       $ 2,758                  $11,320
     Accrued transmission, customer commissions and billing
         charges...............................................                         2,071                   12,222
     Deferred revenue..........................................                            84                    1,262
     Accrued liabilities.......................................                           875                    4,456
     Capital lease obligation, current.........................                            --                      157
     Current portion of long-term debt ........................                         1,000                    4,928
                                                                                     --------             ------------
     Total current liabilities.................................                         6,788                   34,345
Long-term debt ................................................                         9,587                   21,217
Deferred gain on sale to unconsolidated investee...............                           968                       --
Capital lease obligation .....................................                             --                      843
Other liabilities..............................................                           250                      948
Minority interest..............................................                            --                    6,769
Commitments and contingent liabilities.........................                            --                       --
                                                                                   ----------            -------------
      Total liabilities                                                                17,593                   64,122
Redeemable preferred stock Series B-2, $100 par value;
     zero and 111,960 shares issued and outstanding,
     respectively..............................................                            --                   11,196
Redeemable preferred stock Series B-3, $300 par value; zero
     and 6,667 shares issued and outstanding,
     respectively..............................................                            --                    2,000
Stockholders' equity
     Preferred stock, $.01 par value; 1,000,000 shares
         authorized;  2,840 and 4,000 shares issued
         and outstanding, respectively.........................                             1                        1
     Common stock, $.01 par value; 20,000,000 shares
          authorized; 9,887,163 and 9,471,944 shares issued,
          respectively.........................................                            98                       95
     Additional paid-in capital................................                        57,834                   57,486
     Less common stock in treasury, at cost;
          24,908 shares........................................                         (258)                    (258)
     Accumulated deficit.......................................                      (46,394)                 (49,853)
                                                                                   ---------                  -------
          Total stockholders' equity...........................                        11,281                    7,471
                                                                                   ----------                  -------
                                                                                     $ 28,874                 $ 84,789
                                                                                     ========                 ========

See notes to financial statements.

INTELLICALL, INC.
STATEMENTS OF OPERATIONS(UNAUDITED)
(in thousands, except share information)


                                                                       THREE MONTHS ENDED
                                                                             June 30,
                                                                       1998             1997
                                                                       ----             ----
Revenues and sales:
         Service revenues                                           $  7,528        $   20,403
         Equipment sales                                               3,321             4,679
                                                                      ------            ------
                                                                      10,849            25,082
                                                                      ------            ------

Cost of revenues and sales:
         Service revenues                                              7,012            18,565
         Equipment sales                                               2,557             4,481
                                                                      ------            ------
                                                                       9,569            23,046
                                                                      ------           -------

Gross profit:
         Service revenues                                                516             1,838
         Equipment sales                                                 764               198
                                                                      ------           -------
                                                                       1,280             2,036

Selling, general and administrative expenses                           2,198             2,677
Provision for doubtful accounts                                           59               147
Research and development expenses                                        262                77
                                                                      ------           -------

Operating loss                                                        (1,239)             (865)

Interest income                                                           79               133

Interest expense                                                        (390)             (612)

Gain on sale of assets                                                   493                --

Equity in loss of investee                                              (111)               --

Minority interest                                                         --               (27)
                                                                   ---------           -------

Net loss                                                           $  (1,168)        $  (1,371)
                                                                   =========         =========

Basic net loss per share                                           $    (.12)        $    (.15)
                                                                   =========         =========

Weighted average number of shares outstanding                          9,762             9,293
                                                                   =========         =========

Fully diluted net loss per share                                   $    (.12)        $    (.15)
                                                                   =========         =========

Shares used in fully diluted net loss per share calculation            9,762             9,293
                                                                   =========         =========

See notes to financial statements.

INTELLICALL, INC.
STATEMENTS OF OPERATIONS(UNAUDITED)
(in thousands, except share information)

                                                                       SIX MONTHS ENDED
                                                                           June 30,
                                                                       1998             1997
                                                                       ----             ----
Revenues and sales:
         Service revenues                                         $  13,147          $  40,285
         Equipment sales                                              7,583              7,951
                                                                     ------             ------
                                                                     20,730             48,236
                                                                   --------          ---------

Cost of revenues and sales:
         Service revenues                                            12,282             36,452
         Equipment sales                                              6,069              8,098
                                                                    -------             ------
                                                                     18,351             44,550
                                                                   --------           --------

Gross profit:
         Service revenues                                               865              3,833
         Equipment sales                                              1,514               (147)
                                                                    -------            -------
                                                                      2,379              3,686

Selling, general and administrative expenses                          4,266              5,306
Provision for doubtful accounts                                         144                252
Research and development expenses                                       557                196
                                                                     ------             ------

Operating loss                                                       (2,588)            (2,068)

Interest income                                                         158                229

Interest expense                                                       (782)            (1,212)

Gain on sale of assets                                                6,892                 --

Equity in loss of investee                                             (330)                --

Minority interest                                                        --                (46)
                                                                    -------            -------

Net income (loss)                                                   $ 3,350          $  (3,097)
                                                                    =======          =========

Basic net income (loss) per share                                   $   .35          $    (.34)
                                                                    =======          =========

Weighted average number of shares outstanding                         9,616              9,071
                                                                    =======          =========

Fully diluted net income (loss) per share                           $   .30          $    (.34)
                                                                    =======          =========

Shares used in fully diluted net income (loss) per share calculation 12.499              9,071
                                                                    =======          =========

See notes to financial statements.

INTELLICALL, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)                                                         SIX MONTHS ENDED


                                                                           June 30,
                                                                       1998             1997
                                                                       ----             ----
Operating Activities:
         Net income (loss)                                          $  3,350         $  (3,097)
         Adjustments to reconcile net income (loss) to
           net cash provided by operating activities:
           Depreciation and amortization                                 995             1,876
           Provision for doubtful accounts                               144               252
           Provision for inventory                                       150                18
           Equity in loss of investee                                    330                --
           Minority interest in income of ILD                             --                46
           Changes in operating assets and liabilities (See Note 1):
              Restricted cash                                             (5)               (1)
              Receivables                                              4,337               563
              Inventories                                               (847)              444
              Related party                                             (941)               --
              Other current assets                                       285               236
              Notes receivable                                            20               (27)
              Accounts payable                                        (3,226)            1,006
              Accrued transmissions, commissions and billing charges    (573)              732
              Accrued liabilities                                       (242)              (41)
              Deferred revenue                                            --              (317)
              Deferred gain on sale to unconsolidated investee           968                --
              Other                                                    1,603               258
                                                                    --------         ---------
Net cash provided by operating activities                              6,348             1,948
Investing activities:
         Purchase of equipment                                          (296)             (606)
         Capitalized software                                           (500)             (891)
                                                                    --------         ---------
Net cash used in investing activities                                   (796)           (1,497)
Financing activities:
         Net repayments on line of credit                             (3,946)             (312)
         Proceeds from issuance of stock                                 394               239
                                                                    --------         ---------
Net cash used in by financing activities                              (3,552)              (73)
Net increase in cash and cash equivalents                              2,000               378
Cash and cash equivalents at beginning of period                          --             2,271
                                                                    --------         ---------
Cash and cash equivalents at end of period                          $  2,000         $   2,649
                                                                    ========         =========
Supplemental cash flow information:
         Interest paid                                              $    573         $     958
                                                                    ========         =========
Supplemental non cash information:
         Conversion of debt to equity                               $    210         $     945
                                                                    =========        =========
         Conversion of preferred stock to common stock              $   1,160        $      --
                                                                    =========        =========

See notes to financial statements.

                                INTELLICALL, INC.
                          NOTES TO FINANCIAL STATEMENTS




NOTE 1 - CERTAIN ACCOUNTING POLICIES

         Basis of Presentation. The accompanying financial statements of Intellicall, Inc. (the "Company") have been prepared in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in annual reports on Form 10-K. The financial statements as of December 31, 1997 and results of operations for the quarter ended June 30, 1997 include the financial position and results of operations of the Company's majority-owned subsidiary ILD Telecommunications, Inc. ("ILD"). In the quarter ended March 31, 1998, the Company's ownership percentage of ILD decreased from 54% at December 31, 1997 to 42%. At June 30, 1998, the Company's ownership in ILD remained at 42%. (See Note 6 herein). Accordingly, effective January 1, 1998, the Company accounted for its investment in ILD under the equity method of accounting retroactively to January 1, 1998. In management's opinion, all adjustments necessary for a fair presentation of the results of operations for the periods shown have been made and are of a normal and recurring nature.

The results of operations for the six months ended June 30, 1998, are not necessarily indicative of the results of operations expected for the full year 1998. The financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

The amounts of software development costs capitalized in the second quarter of 1998 and 1997 were $250,000 and $416,000, respectively. The Company recorded $135,000 and $446,000 of software amortization expense for the three months ended June 30, 1998 and 1997.

For the six months ended June 30, 1998 and 1997, the Company capitalized $500,000 and $891,000, respectively. The software amortization expense recorded was $254,000 and $1.0 million for the six months ended June 30, 1998 and 1997.

                                INTELLICALL, INC.
                          NOTES TO FINANCIAL STATEMENTS





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

         The following table sets forth a reconciliation of the numerator and denominator used in the basic and diluted EPS computation for the three and six month periods ended June 30, 1998 and 1997, respectively:


                                                          Three months      Three months   Six months   Six months
                                                             ended             ended         ended         ended
                                                            June 30,         June 30,       June 30,     June 30,
                                                              1998             1997           1998         1997
                                                           ------------      -----------    -----------  ----------
Net income (loss)                                         $  (1,168)          $ (1,371)   $   3,350     $ (3,097)
Basic:
    Weighted average number of shares outstanding             9,762              9,293        9,616        9,071
                                                              =====              =====        =====        =====


Diluted:
   Weighted average number of shares outstanding used
       in the basic net income (loss) per share calculation   9,762              9,293        9,616        9,071
    Weighted average shares from assumed exercise of
        dilutive stock options and warrants, net of shares
        assumed to be repurchased with exercise proceeds         --                 --          310           --
     Assumed conversion of Series A Preferred Stock
        at beginning of period                                   --                 --          787           --
     Assumed conversion of convertible debt                      --                 --        1,786           --
                                                              -----            -------        -----       ------

     Weighted average number of shares outstanding used
         in the fully diluted net income (loss) per share
         calculation                                          9,762              9,293       12,499        9,071
                                                              =====              =====       ======        =====

         In accordance with FAS 128, options and warrants to purchase 2,945,205 and 2,802,740 shares respectively, of Common Stock were excluded in the diluted EPS calculation because they were antidilutive, for the three months ended June 30, 1998 and 1997, respectively. Conversion of debt and preferred stock were antidilutive and therefore were excluded for both of the three month periods calculations. For the six month periods ended June 30, 1998 and 1997, options and warrants to purchase 1,262,180 and 2,802,740 shares respectively, of Common Stock were excluded in the diluted

                                                    INTELLICALL, INC.
                                              NOTES TO FINANCIAL STATEMENTS




EPS calculation when they were antidilutive, as applicable, for the six month periods presented. Conversion of debt and preferred stock was excluded for the six month period ended June 30, 1997 calculation because they were antidilutive.

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

         Disclosures  about  Accounting for Derivative  Instruments  and Hedging
Activities: On June 15, 1998, the Financial Accounting Standards Boards (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

                                                    INTELLICALL, INC.
                                              NOTES TO FINANCIAL STATEMENTS





         Year 2000 Discussion. The Company has conducted an initial review of Year 2000 issues as they may relate to the Company, its customers and certain of its suppliers who provide critical services to the Company.

The Company has installed a new accounting system integrating all accounting aspects of the Company's manufacturing operations. The Company is currently evaluating all internal operations including hardware and software for compliance.

Certain of the software included in the Company's Products sold to its customers or used to process call records received from customers through the Company's billing system, will require some modifications to address Year 2000 issues. During 1997 the Company commenced a program pursuant to which all software utilized in the Company's Products is to be evaluated for Year 2000 problems. All evaluations are actively being evaluated by management.

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

                                                    INTELLICALL, INC.
                                              NOTES TO FINANCIAL STATEMENTS





NOTE 2 - LONG-TERM DEBT AND LINE OF CREDIT

         The Company's debt consisted of the following (in thousands):


                                                                                  June 30, 1998      December 31, 1997
Intellicall, Inc.
         8% Convertible subordinated notes, due 2000                             $   2,630            $  2,840
         8% Convertible subordinated notes, due 2001                                 5,000               5,000
         Convertible subordinated note, due 1999                                     1,000               1,000
         Asset-based note collateralized by certain assets, due 1999                 2,336               4,114
         Installment note, due 1998                                                     --                  28
                                                                                 -----------           ---------
                                                                                    10,966              12,982
         Less unamortized debt discount                                               (379)               (450)
                                                                                 ---------            --------
                                                                                    10,587              12,532
                                                                                 ---------            --------

ILD Telecommunications, Inc. related debt                                               --              13,613
                                                                                 ---------           ---------


              Total debt                                                            10,587              26,145

         Less: Current portion of long-term debt                                    (1,000)             (4,928)
                                                                                 ---------           ---------
              Total long-term debt                                               $   9,587          $   21,217
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

         On December 29, 1995 the Company completed the sale of $7.5 million of 8.0% convertible subordinated notes, due December 31, 2000, to Banca Del Gottardo in Lugano, Switzerland with the proceeds used to repay the previous lender and for working capital purposes. The notes were issued with warrants to purchase 300,000 shares of the Company's Common Stock. The notes are convertible into 1,785,714 shares of the Company's Common Stock at a price of $4.20 per share. As of June 30, 1998, $4.87 million of the Banca Del Gottardo Notes were converted to 1,159,517 shares of the Company's Common Stock. Interest is payable semi-annually and commenced June 30, 1996.

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

         The initial term of the Loan Agreement is three years at which time, unless extended, all amounts then outstanding must be repaid. The Loan Agreement contains prepayment penalties in the event it is terminated prior to expiration of its initial term. The Loan is secured by first and prior liens and security interests encumbering substantially all of the assets of the Company, including inventory, equipment, accounts receivable, general intangibles, trademarks and tradenames. The Loan Agreement contains various restrictions (including a prohibition against the payment of dividends, limitations on capital expenditures, and restrictions on investments) and financial ratio maintenance requirements (including minimum working capital and net worth requirements). As of June 30, 1998 the Company was in compliance with all covenants.

         At December 31, 1997 ILD Telecommunications, Inc. (ILD) had $13.6 million of long term

                                INTELLICALL, INC.
                          NOTES TO FINANCIAL STATEMENTS




debt due from 1998 through 2001 at interest rates ranging from 9% to 13.5%.

NOTE 3 - INVENTORY

         As of June 30, 1998 and December 31, 1997, the Company's net inventories consisted of the following (in thousands):

                                               June 30,       December 31,
                                                 1998               1997
                                             ------------     ------------
         Raw materials                      $    4,075        $    2,491
         Work-in-process                           397               378
         Finished goods                          1,197             2,133
                                            ------------      ----------
              Total inventories, net        $    5,669        $    5,002
                                            =============     ==========


NOTE 4 - LITIGATION AND CONTINGENCIES

         In April 1997, U.S. Long Distance, Inc., ("USLDI") filed a Second Amended Complaint against the Company, the ("Lawsuit"). The complaint sought actual damages of $4.0 million, exemplary damages, attorney's fees and interest for the Company's alleged tortious interference of USLDI's existing and prospective contractual relationships with PhoneTel Technologies, Inc. ("PhoneTel"). The Second Amended Complaint alleged the Company and its then subsidiary, Intellicall Operator Services, Inc. interfered with USLDI's existing contractual relationship with PhoneTel, another defendant, when PhoneTel executed an operator services agreement with the Company and its subsidiary. On July 24, 1998, the Company, Intellicall Operator Services and ILD settled the Lawsuit with USLDI through the collective payment of $225,000 and execution of a mutual release of all claims.


NOTE 5 - EQUITY FINANCING

         On July 21, 1997 (the "Closing Date") the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with four institutional investors (the "Investors") pursuant to which the Investors purchased $4,000,000 of the Company's Series A Convertible preferred stock (the "preferred stock"). The Company utilized the net proceeds from the sale of the preferred stock

                                INTELLICALL, INC.
                          NOTES TO FINANCIAL STATEMENTS




(approximately $3,800,000) to pay down indebtedness to Finova. As of June 30, 1998, $1,160,000 of the Company's preferred stock had been converted into 308,871 shares of the Company's Common Stock. During July 1998, 150 shares of the Company's Preferred Stock were converted to 49,506 shares of the Company's Common Stock.

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

NOTE 6 - SALE OF STOCK OF ILD TELECOMMUNICATIONS, INC.

         On March 30, 1998, the Company sold to SMCO, LLP 18,348.62 shares of ILD Telecommunications, Inc. common stock. SMCO is an unrelated third party, the negotiations for the sale transactions were at arm's length, and there were no additional obligations or elements of financial consideration relating to the sale transaction. The Company sold the shares for $325.00 per share and recorded a gain on the sale in the amount of $5.6 million. The transaction was consummated on March 30, 1998.

         On April 3, 1998 the Company sold 1,539 shares of its Series A preferred stock in ILD Telecommunications, Inc. to SMCO Investments, LLC. The shares were sold for $325.00 per share, or $500,175, resulting in a gain on sale of assets of $493,000, net of legal fees.

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

Recent Developments

         The Company accounts for its investment in ILD under the equity method as consolidation is no longer appropriate due to, among other things, the Company's ownership percentage in ILD Telecommunications, Inc. ("ILD") declined to approximately 42% of the outstanding shares of ILD during the first quarter of 1998. Under the equity method, an investment in common stock is generally shown in the balance sheet of an investor as a single amount. Likewise, an investor's share of earnings or losses from its investment is ordinarily shown in its income statement as a single amount.

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

Financial Condition

Liquidity and Capital Resources

              During the six months ended June 30, 1998 the Company generated $6.3 million of cash from operations including changes in operating assets and liabilities. The Company invested $296,000 in capital equipment and $500,000 in software and product development. Financing activities were comprised of approximately $3.9 million of repayments on the Company's revolving line of credit, and the conversion of stock options into Intellicall's Common Stock. These activities resulted in a cash use of $3.6 million. The net result of all such changes described above was an increase in cash and cash equivalents of $2.0 million.

              The net effects of changes in operating assets and liabilities during the six months ended June 30, 1998, was an increase in cash of $1.4 million. The primary factors affecting these changes were a decrease in accounts receivable of $4.3 million, a decrease in payables of $3.2 million, and the disposition of assets and liabilities of the Company's prepaid services operation which was sold to ILD.

              In recent years, the Company has financed its net losses, capital expenditures and research and development costs through a combination of asset sales, reduction in working capital and external financing. As described in Note 6 to the financial statements, on March 30, 1998 and April 3, 1998 the Company sold a portion of its interest in ILD to an unrelated third party. Proceeds from the sales totaled $6.5 million. A portion of the proceeds were used for working capital purposes. The remainder of the proceeds will be used to fund operations and for working capital and capital expenditures. In the second half of 1998 and beyond, management of the Company believes that funds required for capital spending, new product development, debt service and fixed expenses will be generated from operations, provided that equipment sales increase by 25% or more over comparable sales in 1997, and the mix of products sold continues to shift toward sales of higher margin products. Should the anticipated growth in demand for the Company's products be insufficient to generate the required liquidity or the mix of such sales is not favorable, the Company may be required to sell assets or seek further external funding. If such a situation were to develop, the Company believes that it has adequate opportunities to obtain, in a timely manner, the funds required for its operations.

Results of Operations


         Service Revenues. Service revenues for the second quarter ended June 30, 1998 were $7.5 million compared to $20.4 million for the same period in 1997. For the six month period ended June 30, 1998, service revenues were $13.1 million compared to $40.3 million for the six months ended June 30, 1997. The table below provides a detailed analysis of service revenues by type for the three and six month periods ended June 30, 1998 and 1997 (in thousands):


                                      Three months  Three months   Six months   Six months
                                         ended        ended          ended        ended
                                       June 30,      June 30,       June 30,     June 30,
                                         1998          1997           1998        1997
                                    --------------  ------------   ----------   ----------
Call Traffic Revenue                $     7,528     $  10,611      $ 13,147     $ 21,668
Long-distance Resale                         --         1,101            --        2,209
Operator Services                            --         7,208            --       13,538
Prepaid Calling Services                     --         1,483            --        2,870
                                    -----------     ---------      --------     --------
    Total Service Revenues          $     7,528     $  20,403      $ 13,147     $ 40,285
                                    ===========     =========      ========     ========


         Call traffic revenues declined $3.1 million in the second quarter of 1998 compared to the second quarter of 1997. Revenues decreased $8.5 million for the first half of 1998 compared to the first half of 1997. The period to period changes are principally the result of the discontinuation of the Company's inmate services program eliminated during 1997 due to an unacceptably high experience of uncollectible phone calls. Revenues from this program were $2.7 million and $7.2 million for the three and six months ended June 30, 1997, respectively. Furthermore, the average calls per day per phone has declined from
 .465 in June of 1997 compared to .346 in June of 1998 reflecting the negative impact of the practice known as "dial-around." This practice is the result of payphone patrons accessing operator services systems other than those used by the payphone owner. Partially offsetting these declines are the number of easy*star and bundled phones reporting in June of 1998 of 52,487 compared to 41,355 in June of 1997 caused by a significant customer's increased utilization of the Intelli*Star technology. Long-distance resale and operator services revenues relate to the operations of ILD, an unconsolidated investee beginning January 1, 1998.

         Gross profit from services revenues decreased $1.3 million and $3.0 million for the three and six months ended June 30, 1998, compared to the three and six months ended June 30, 1997. Of this decline $1.1 million and $2.0 million relate to the ILD operations listed above for the three and six months ended June 30, 1997, respectively. However on a comparable basis (i.e., excluding the gross profit contributed by the revenue streams of ILD) the pro-forma Intellicall gross profit for the three and six months ended June 30, 1997 would have been $751,000 (or 7.1%) and $1.8 million (or 8.3%), respectively. Absolute gross profit declined $235,000 and $941,000 for the three and six month periods ended June 30, 1998 compared to the pro-forma June 30, 1997 amounts. This pro-forma decline is attributable to the loss of the inmate services program, lower unbundled revenues in the 1998 period compared to the 1997 period, and the recognition in 1997 of deferred revenues from validation services, which had no cost of goods sold associated with it.

         Equipment Sales. Equipment sales were $3.3 million and $4.7 million in the three months ended June 30, 1998 and 1997, respectively and $7.6 million and $8.0 million for the six month periods ended June 30, 1998 and 1997. The following table analyzes sales by market (in thousands):

                                                Three Months Ended                              Six Months Ended

                                       June 30, 1998           June 30, 1997          June 30, 1998         June 30, 1997
                                       -------------           -------------          -------------         -------------

Independent payphone                       $2,628                  $3,877                 $5,342                $7,122
providers

International                                 175                     802                  1,723                   819

Regulated                                     518                      --                    518                    10
                                           ------                --------                -------               -------

  Total equipment sales                    $3,321                  $4,679                 $7,583                $7,951
                                           ======                  ======                 ======                ======


         The decrease in equipment sales is primarily attributable to lower sales to independent payphone providers ("IPP's"). The Company believes that sales to IPP's continue to be negatively impacted by unresolved issues surrounding dial-around compensation. The IPP customers began receiving a portion of their long overdue dial-around compensation in late July 1998 although the issues are not totally resolved. International sales for the three month period comparison is lower in 1998 compared to 1997 due to lower sales volumes while the six month period ended June 30, 1998 reflects an increase of $904,000 compared to the six month period ended June 30, 1997. The higher revenues reflect shipments in the first quarter to Indonesia and Mexico with very low international revenues during the first quarter of 1997. Also, the Company received $518,000 in the second quarter of 1998 from Ameritech related to the unfulfillment of a contract with the Company.

         The Company's gross profit on equipment sales for the quarter ended June 30, 1998 was $764,000 ( or 23.0% of related sales) compared to $198,000 ( or 4.2% of related sales) for the quarter ended June 30, 1997. Gross profit for the six month period ended June 30, 1998 on equipment sales was $1.5 million (or
20.0 % of related revenues) compared to a gross loss for the six month period ended June 30, 1997 of $147,000 (or (1.8%) of related sales). The increase is attributable to decreased material costs and improved efficiencies in the Company's manufacturing facility. Also contributing was lower capitalized software amortization of $135,000 for the three month period ended June 30, 1998 compared to $446,000 for the three month period ended June 30, 1997 and $254,000 compared to $1.0 million for the six months ended June 30, 1998 and 1997, respectively. This improvement resulted from the September 1997 write down of the carrying value of software development costs related to the Company's older product lines.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $479,000 for the three months ended June 30, 1998 compared to the three months ended June 30, 1997 and decreased $1.0 million for the six months ended June 30, 1998 compared to the six months ended June 30, 1997. Selling, general and administrative expense for the ILD operations approximated $763,000 and $1.5 million for the three and six month periods ended June 30, 1997. The increase in selling, general and administrative expenses for the pro-forma periods were a result of the settlement of the USLD lawsuit, higher sales and marketing expenditures through advertising and travel, and higher investor relations expenditures.

         Provision for Doubtful Accounts. During the quarter ended June 30, 1998 the Company provided $59,000 for doubtful accounts related to equipment sales compared to $147,000 provided for the quarter ended June 30, 1997. For the six month period ended June 30, 1998, the Company provided $144,000 compared to $252,000 for the six month period ended June 30, 1997.

         Research and Development Expenses. Gross spending for research and development increased $19,000 for the three months ended June 30, 1998 compared to the three month period ended June 30, 1997 and decreased $30,000 for the six month period ended June 30, 1998 from the six month period ended June 30, 1997.

         Gain on Sale of Assets. During the second quarter ended June 30, 1998 the Company reported a gain on sale of assets of $493,000 from the sale of a portion of the Company's ownership interest in ILD to an unrelated third party (see Note 6).

         During the three month period ended March 31, 1998 the Company reported gains on sales of assets totaling $6.4 million. Such gains resulted from partial gain recognition on the January 1998 sale of the Company's prepaid services operation to ILD and from the gain on the March 1998 sale of a portion of the Company's ownership interest in the common stock of ILD to an unrelated third party. The ILD common stock sold in March of 1998 by the Company was originally acquired in connection with the disposition of the prepaid services operation.


Part II. Other Information

Item 1.  Legal Proceedings

         In April 1997, U.S. Long Distance, Inc., ("USLDI") filed a Second Amended Complaint against the Company, the ("Lawsuit"). The complaint sought actual damages of $4.0 million, exemplary damages, attorney's fees and interest for the Company's alleged tortious interference of USLDI's existing and prospective contractual relationships with PhoneTel Technologies, Inc. ("PhoneTel"). The Second Amended Complaint alleged the Company and its then subsidiary, Intellicall Operator Services, Inc. interfered with USLDI's existing contractual relationship with PhoneTel, another defendant, when PhoneTel executed an operator services agreement with the Company and its subsidiary. On July 24, 1998, The Company, Intellicall Operator Services and ILD settled the Lawsuit with USLDI through the collective payment of $225,000 and execution of a mutual release of all claims.

Item 6.   Exhibits and Reports on Form 8-K

         (a)  Exhibits: None

         (b)  Reports on Form 8-K:  None.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          INTELLICALL, INC.



                                /s/ John J. McDonald, Jr.
                                ----------------------------------------
                                          John J. McDonald, Jr.
                                          President and
                                          Chief Executive Officer

                                /s/ John M. Carradine
                                ----------------------------------------
                                          John M. Carradine
                                          Vice President Finance
                                          and Chief Financial Officer


Date:   August 14, 1998