Form 10-Q
period 1998-09-30
INTELLICALL INC
filed 1998-11-16
CIK 818674

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

         Yes   X                                             No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                           Outstanding at
               Class                                      November 16,1998
Common Stock $.01 par value                                  10,007,042
--------------------------------------------------------------------------------

INDEX

INTELLICALL, INC.

Part I.        Financial Information

     Item 1.   Financial Statements

               Balance Sheets at September 30, 1998
               (Unaudited) and December 31, 1997...............................1

               Statements of Operations for each of the
               three month periods ended September 30, 1998 and 1997
               (Unaudited)       ..............................................3

               Statements of Operations for each of the
               nine month periods ended September 30, 1998 and 1997
               (Unaudited)      ...............................................4

               Statements of Cash Flows for each of the nine month periods ended September 30, 1998 and 1997
               (Unaudited)       ..............................................5

               Notes to Financial Statements...................................6

     Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations..........................................16

Part II.       Other Information

     Item 6.   Exhibits and Reports on Form 8-K...............................20

Signatures....................................................................21

Part I.  Financial Information
     Item 1.  Financial Statements

INTELLICALL, INC.
       BALANCE SHEETS
       ASSETS
      (in thousands)

                                                                              September 30, 1998    December 31, 1997
                                                                                    (unaudited)
Current assets

     Restricted cash ..................................................                     $  19                $ 2,488

     Cash and cash equivalents ........................................                       331                     66

     Receivables.......................................................                    17,168                 34,881

          Less allowance for doubtful accounts.........................                     5,524                  6,211
                                                                                        ---------              ---------

                                                                                           11,644                 28,670

     Inventories, net..................................................                     4,004                  5,002

     Related party, net................................................                       884                     --

     Other current assets..............................................                       370                  1,908
                                                                                        ---------              ---------

          Total current assets.........................................                    17,252                 38,134

Fixed assets, net......................................................                     1,462                  8,387

Capitalized software costs, net........................................                     2,370                  2,968

Notes receivable, net..................................................                     1,126                  1,125

Intangible assets, net.................................................                       771                 31,802

Investment in unconsolidated investee..................................                     1,913                     --

Other assets, net......................................................                     1,321                  2,373
                                                                                        ---------              ---------

                                                                                         $ 26,215               $ 84,789
                                                                                         ========               ========



See notes to financial statements.

INTELLICALL, INC.
BALANCE SHEETS (CONTINUED)
LIABILITIES AND STOCKHOLDERS' EQUITY
(in thousands, except share information)


                                                                            September 30,1998        December 31, 1997
                                                                            (Unaudited)
Current liabilities
     Accounts payable..........................................                       $ 1,824                  $11,320
     Accrued transmission, customer commissions and billing
         charges...............................................                         1,362                   12,222
     Deferred revenue..........................................                            84                    1,262
     Accrued liabilities.......................................                         1,134                    4,456
     Capital lease obligation, current.........................                            --                      157
     Current portion of long-term debt ........................                         1,000                    4,928
                                                                                     --------             ------------
     Total current liabilities.................................                         5,404                   34,345
Long-term debt ................................................                         9,746                   21,217
Deferred gain on sale to unconsolidated investee...............                           968                       --
Capital lease obligation .....................................                             --                      843
Other liabilities..............................................                           250                      948
Minority interest..............................................                            --                    6,769
Commitments and contingent liabilities.........................                            --                       --
                                                                                   ----------            -------------
      Total liabilities                                                                16,368                   64,122
Redeemable preferred stock Series B-2, $100 par value;
     zero and 111,960 shares issued and outstanding,
     respectively..............................................                            --                   11,196
Redeemable preferred stock Series B-3, $300 par value; zero
     and 6,667 shares issued and outstanding,
     respectively..............................................                            --                    2,000
Stockholders' equity
     Preferred stock, $.01 par value; 1,000,000 shares
         authorized;  2,690 and 4,000 shares issued
         and outstanding, respectively.........................                             1                        1
     Common stock, $.01 par value; 20,000,000 shares
          authorized; 9,947,446 and 9,471,944 shares issued,
          respectively.........................................                            98                       95
     Additional paid-in capital................................                        57,873                   57,486
     Less common stock in treasury, at cost;
          24,908 shares........................................                          (258)                    (258)
     Accumulated deficit.......................................                       (47,867)                 (49,853)
                                                                                    ---------                  -------
          Total stockholders' equity...........................                         9,847                    7,471
                                                                                   ----------                  -------
                                                                                     $ 26,215                 $ 84,789
                                                                                     ========                 ========

See notes to financial statements.

INTELLICALL, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share information)



                                                                                    THREE MONTHS ENDED
                                                                                        September 30,
                                                                                1998                 1997
                                                                                ----                 ----
Revenues and sales:
         Service revenues                                                    $  8,542          $    24,991
         Equipment sales                                                        4,755                5,770
                                                                              -------               ------
                                                                               13,297               30,761
                                                                             --------          -----------

Cost of revenues and sales:
         Service revenues                                                       8,060               22,750
         Equipment sales                                                        3,728               10,410
                                                                             --------             --------
                                                                               11,788               33,160
                                                                              -------             --------

Gross profit:
         Service revenues                                                         482                2,241
         Equipment sales                                                        1,027               (4,640)
                                                                             --------           ----------
                                                                                1,509                2,399)

Selling, general and administrative expenses                                    2,219                3,572
Provision for doubtful accounts                                                    93                  273
Research and development expenses                                                 286                  257
                                                                               ------              -------

Operating loss                                                                 (1,089)              (6,501)

Interest income                                                                    80                  216

Interest expense                                                                 (376)                (619)

Equity in loss of investee                                                        (88)                  --

Minority interest                                                                  --                  (83)
                                                                           ----------              -------

Loss before income taxes                                                       (1,473)              (6,987)

Income tax expense                                                                 --                 (142)
                                                                           ----------           ----------

Net loss                                                                    $  (1,473)          $   (7,129)
                                                                            =========           ==========

Basic net loss per share                                                    $    (.15)          $     (.76)
                                                                            =========           ==========

Weighted average number of shares outstanding                                   9,912                9,334
                                                                            =========           ==========

Fully diluted net loss per share                                            $    (.15)          $     (.76)
                                                                            =========           ==========

Shares used in fully diluted net loss per share calculation                     9,912                9,334
                                                                          ===========           ==========

See notes to financial statements.

INTELLICALL, INC.
STATEMENTS OF OPERATIONS(UNAUDITED)
(in thousands, except share information)

                                                                                   NINE MONTHS ENDED
                                                                                        September 30,
                                                                                1998                 1997
                                                                                ----                 ----

Revenues and sales:
         Service revenues                                                   $  21,689          $   65,276
         Equipment sales                                                       12,338              13,721
                                                                             --------          ----------
                                                                               34,027              78,997
                                                                             --------          ----------

Cost of revenues and sales:
         Service revenues                                                      20,342              59,202
         Equipment sales                                                        9,797              18,508
                                                                              -------            --------
                                                                               30,139              77,710
                                                                              --------           --------

Gross profit:
         Service revenues                                                       1,347               6,074
         Equipment sales                                                        2,541              (4,787)
                                                                             --------           ---------
                                                                                3,888               1,287

Selling, general and administrative expenses                                    6,485               8,876
Provision for doubtful accounts                                                   237                 525
Research and development expenses                                                 843                 455
                                                                               ------              ------

Operating loss                                                                 (3,677)             (8,569)

Interest income                                                                   239                 445

Interest expense                                                               (1,159)             (1,831)

Gain on sale of assets                                                          6,892                  --

Equity in loss of investee                                                       (418)                 --

Minority interest                                                                  --                (129)
                                                                             --------            --------

Income (loss) before income taxes                                               1,877             (10,084)

Income tax expense                                                                 --                (142)
                                                                            ----------          ---------

Net income (loss)                                                           $    1,877          $ (10,226)
                                                                            ==========          =========

Basic net income (loss) per share                                           $      .19          $   (1.12)
                                                                            ==========          =========

Weighted average number of shares outstanding                                    9,716              9,211
                                                                             =========          =========

Fully diluted net income (loss) per share                                   $      .17          $   (1.12)
                                                                            ==========          =========

Shares used in fully diluted net income (loss) per share calculation            10,926              9,211
                                                                            ==========          =========

See notes to financial statements.

INTELLICALL, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)                                                                     NINE MONTHS ENDED

                                                                                        September 30,
                                                                                1998                 1997
                                                                                ----                 ----

Operating Activities:
         Net income (loss)                                                   $  1,877            $ (10,226)
         Adjustments to reconcile net income (loss) to
           net cash provided by operating activities:
           Depreciation and amortization                                        1,496                4,667
           Provision for doubtful accounts                                        237                  934
           Provision for inventory                                                225                4,382
           Equity in loss of investee                                             418                   --
           Minority interest in income of ILD                                      --                  129
           Changes in operating assets and liabilities (See Note 1):
              Restricted cash                                                      (7)                  (3)
              Receivables                                                       3,055               (5,379)
              Inventories                                                         743                  175
              Related party                                                      (754)                  --
              Other current assets                                                281                  314
              Notes receivable                                                    117                    8
              Accounts payable                                                 (4,160)               1,633
              Accrued transmissions, commissions and billing charges           (1,283)               3,407
              Accrued liabilities                                                  18                1,088
              Deferred revenue                                                     --                 (595)
              Deferred gain on sale to unconsolidated investee                    968                   --
              Other                                                             1,572               (2,454)
                                                                            ---------            ---------
Net cash provided by (used in) operating activities                             4,803               (1,920)
Investing activities:
         Purchase of equipment                                                   (368)                (807)
         Capitalized software                                                    (750)              (1,162)
         Acquisition of WorldCom assets                                            --              (10,021)
                                                                            ---------             --------
Net cash used in investing activities                                          (1,118)             (11,990)
Financing activities:
         Net (repayments on) proceeds from line of credit                      (3,787)               4,028
         Proceeds from issuance of stock                                          433                7,852
                                                                           ----------            ---------
Net cash (used in) provided by financing activities                            (3,354)              11,880
Net increase (decrease) in cash and cash equivalents                              331               (2,030)
Cash and cash equivalents at beginning of period                                   --                2,271
                                                                            ---------           ----------
Cash and cash equivalents at end of period                                  $     331            $     241
                                                                            =========            =========
Supplemental cash flow information:
         Interest paid                                                      $     656            $   1,281
                                                                            =========           ==========
Supplemental non cash information:
         Conversion of debt to equity                                       $     210           $    1,320
                                                                            =========           ==========
         Conversion of preferred stock to common stock                      $   1,310           $       --
                                                                            =========           ==========
         Stock issued in acquisition of WorldCom assets                            --           $   11,696
                                                                            =========           ==========
         Preferred stock dividend declared                                         --                   55
                                                                            =========           ==========

See notes to financial statements.

                                INTELLICALL, INC.
                          NOTES TO FINANCIAL STATEMENTS




NOTE 1 - CERTAIN ACCOUNTING POLICIES

         Basis of Presentation. The accompanying financial statements of Intellicall, Inc. (the "Company") have been prepared in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in annual reports on Form 10-K. The financial statements as of December 31, 1997 and results of operations for the quarter ended September 30, 1997 include the financial position and results of operations of the Company's majority-owned subsidiary ILD Telecommunications, Inc. ("ILD"). In the quarter ended March 31, 1998, the Company's ownership percentage of ILD decreased from 54% at December 31, 1997 to 42% at March 31, 1998. (See Note 5 herein). Accordingly, effective January 1, 1998, the Company accounted for its investment in ILD under the equity method of accounting retroactively to January 1, 1998. At September 30, 1998, the Company's ownership in ILD remained at 42%. In management's opinion, all adjustments necessary for a fair presentation of the results of operations for the periods shown have been made and are of a normal and recurring nature.

The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results of operations expected for the full year 1998. The financial statements herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

The amounts of software development costs capitalized in the third quarter of 1998 and 1997 were $250,000 and $271,000, respectively. The Company recorded $151,000 and $397,000 of software amortization expense for the three months ended September 30, 1998 and 1997.

For the nine months ended September 30, 1998 and 1997, the Company capitalized $750,000 and $1,162,000, respectively, of software development costs. The software amortization expense recorded

                                INTELLICALL, INC.
                          NOTES TO FINANCIAL STATEMENTS




was $405,000 and $1.4 million for the nine months ended September 30, 1998 and 1997.

         Cash and Cash Equivalents. For purposes of the balance sheets and statements of cash flows, cash and cash equivalents include short-term liquid investments purchased with remaining maturities of three months or less.

              Earnings per Share: Basic net income (loss) per share has been computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"), using the weighted average number of common shares outstanding. The provision and disclosure requirements for FAS 128 were required to be adopted for interim and annual periods ending after December 15, 1997, with restatement of EPS for all prior periods.

         The following table sets forth a reconciliation of the numerator and denominator used in the basic and diluted EPS computation for the three and nine month periods ended September 30, 1998 and 1997, respectively:


                                                               Three months    Three months     Nine months      Nine months
                                                                  ended           ended             ended            ended
                                                               September 30,    September 30,    September 30,    September 30,
                                                                   1998             1997             1998           1997
                                                               -------------    -------------    -------------   -------------

Net income (loss)                                             $  (1,473)        $     (7,129)    $  1,877       $ (10,226)
Basic:
    Weighted average number of shares outstanding                 9,912                9,334        9,716           9,211
                                                                  =====                =====        =====           =====


Diluted:
   Weighted average number of shares outstanding used
       in the basic net income (loss) per share calculation       9,912                9,334        9,716           9,211
    Weighted average shares from assumed exercise of
        dilutive stock options and warrants, net of shares
        assumed to be repurchased with exercise proceeds             --                   --          208              --
     Assumed conversion of Series A Preferred Stock
        at beginning of period                                       --                   --        1,002              --
     Assumed conversion of convertible debt                          --                   --           --              --
                                                                -------              -------       ------         -------

     Weighted average number of shares outstanding used
         in the fully diluted net income (loss) per share
         calculation                                              9,912                9,334       10,926           9,211
                                                                  =====                =====       ======           =====


         In accordance with FAS 128, options and warrants to purchase 2,915,705 and 2,932,740 shares respectively, of Common Stock were excluded in the diluted EPS calculation because they were antidilutive for the three months ended September 30, 1998 and 1997, respectively. For the nine months ended September 30, 1998 and 1997, respectively, options and warrants to purchase 1,883,580

                                INTELLICALL, INC.
                          NOTES TO FINANCIAL STATEMENTS




and 2,932,740 shares respectively, of Common Stock were excluded in the diluted EPS calculations because they were antidilutive. Conversion of debt was antidilutive and therefore was excluded for both of the three and nine month period calculations. Conversion of preferred stock was excluded for 1998 and 1997, third quarter calculations as well as the nine month 1997 calculation because they were antidilutive.

         Disclosures about Reporting Comprehensive Income: In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), was issued. FAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. It requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. FAS 130 is effective for fiscal years beginning after December 15, 1997. The Company will adopt this Statement in the year ending December 31, 1998. Reclassification of financial statements for earlier periods provided for comparative purposes is required upon adoption. The Company has no components of comprehensive income not already included in net income.

         Disclosures about Segments of an Enterprise and Related Information: In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("FAS 131"), was issued. FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. FAS 131 is effective for financial statements for periods beginning after December 15, 1997. The Company will adopt FAS 131 in the year ending December 31, 1998.

         Disclosures  about  Accounting for Derivative  Instruments  and Hedging
Activities: In June, 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") was issued. FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

                                INTELLICALL, INC.
                          NOTES TO FINANCIAL STATEMENTS





         Year 2000 Discussion.

         Background and Objectives The Company has undertaken a program (the "Y2K Program") to ensure that its operations, computer systems and certain products are not functionally impaired as a result of a failure to properly record in any electronic medium the correct time and date on and after January 1, 2000. The Y2K Program is a multi-year program which commenced in 1997. Its objectives are as follows:
         (A) to determine and assess the operations of the Company and its customers which are at risk of experiencing a Y2K disruption;
         (B) to develop test plans which simulate processing activities of Company-manufactured equipment in a post-1999 environment;
         (C) to prioritize and schedule remedial activities, estimate correlative costs and assign the necessary manpower;
         (D) to review and inventory all electronic hardware, software, systems and networks used by the Company in its operations;
         (E) to obtain assurance from key vendors that their products and services used by the Company are Y2K compliant, or that suitable Y2K upgrades will be made available to the Company;
         (F) to determine whether non-compliant components of the Company's systems or networks should be upgraded or replaced;
         (G) to empower and assign responsibilities for achieving Y2K compliance to appropriate personnel within the Company; and
         (H) to monitor and control progress, costs and final testing to ensure timely Y2K compliance.

         The Company has assigned responsibilities for Y2K compliance to two groups of employees as follows:
         (A) Engineering--responsible for devising test plans, conducting tests, and developing suitable Y2K upgrades of certain equipment manufactured and sold by the Company prior to the year 2000; and
         (B) Information Systems--responsible for assessing and suitably modifying or replacing components of systems and networks used in the Company's operations, including those used to process customer call records.

         Current Y2K Program Status. The Engineering Group is currently devising test plans and scripts for payphones currently supported by the Company. Although limited testing has occurred, it appears that modifications of the Company's currently supported payphones and of INET, the system controller of such payphones, are expected to be completed and tested by mid-1999. Test plans and scripts for the N-Genius product line are currently incomplete, and no testing has occurred. The

                                INTELLICALL, INC.
                          NOTES TO FINANCIAL STATEMENTS




design and development of Astratel 2 and N-Genius product lines occurred with Y2K requirements in mind, for which reason, extensive modifications of these products to achieve Y2K compliance is not expected to be required.

         Pending the completion of testing, neither the scope nor cost of upgrading software used in the Company's manufactured products can be estimated with precision. However, knowledgeable engineers estimate that labor costs for necessary modifications should not exceed $150,000, and such modifications, including testing of modified products, are projected to be complete early in the third quarter of 1999.

         The Company does not plan to test or modify products which it no longer supports. Additionally, Y2K modifications may be incorporated in software releases containing other upgrades in product capability. Y2K product modifications are expected to be completed principally by Company personnel.

         There can be no assurances that tests and scripts devised by the Company will detect all instances of Y2K non-compliance, or that the scope and cost of work shown to be required upon completion of testing will be consistent with the Company's current expectations, or that appropriate personnel will be available when required to make and test the modifications, or that upgraded software will be installed in customer equipment on a timely basis.

         The Information Systems Group ("ISG") has largely completed the process of evaluating electronic equipment and systems principally used by the Company in its manufacturing, accounting, administration and human resources departments. Additionally the ISG has evaluated the Y2K compliance of the system used to process customer-submitted call traffic data (hereinafter called the "CTD System"). Based upon work which has been completed, the ISG has concluded that the CTD System will be made Y2K compliant as part of a broader effort to upgrade it. The CTD System upgrade is expected to be undertaken by existing Intellicall personnel and completed by the third quarter of 1999. The projected labor cost of the total system upgrade is approximately $100,000, of which the portion applicable to Y2K compliance is minor. There can be no assurance that the CTD System upgrade will be completed on time or within budget, or that it will be sufficiently Y2K compliant to permit processing of customer call traffic without material disruption or cost.

     The ISG has obtained written assurance from third-party vendors that the Company's accounting, MRP and payroll systems will be Y2K compliant in 1998. Letters of assurance have been requested from other key third-party vendors concerning other equipment and systems utilized by the Company. There can be no assurance that the Company will receive responses from all of its vendors in a timely manner, or that such responses will be accurate or complete. Moreover, the Company has

                                INTELLICALL, INC.
                          NOTES TO FINANCIAL STATEMENTS




not conducted, and will be unable to conduct, an in-depth evaluation of its third-party providers in relation to their ability to adequately address Y2K issues.

         The ISG has inventoried all personal computers, and related servers and software used by the Company. The inventory is largely complete, on the basis of which, the Company has tentatively adopted a plan to spend approximately $125,000 for replacements and upgrades of the inventoried equipment and software to achieve Y2K compliance and otherwise improved performance. Management believes that the necessary replacements and upgrades can be obtained from third-parties on a timely basis.

         The success of Intellicall's business is dependent on, and is interconnected with, numerous third-party suppliers. The depth and complexity of interconnectivity raises the probability that an unforeseen Y2K problem may arise, notwithstanding the best efforts of the Company and its suppliers to avoid one. Consequently, there can be no assurance that the Company's operations, financial condition or prospects will not be materially impaired by an unanticipated non-compliant Y2K event.

          Risk Assessment and Contingency Plans. The Company carries business interruption insurance, but its policy does not cover, and it is unable to purchase a policy that covers, business interruption losses arising from Y2K non-compliance. Although the risks of Y2K losses exist, management of the Company believes, based on its current assessment of the cost and work scope required to achieve Y2K compliance, that there is a small but not insignificant risk of a material loss resulting from the occurrence of a non-compliant event for the following reasons.
          (A) Most of the Company's software used in its accounting, human resources, payroll and production functions is purchased software from a reliable third-party vendors, each of which is expected to make necessary Y2K modifications of the software available to the Company on a timely basis.
          (B) Y2K modifications likely to be required of proprietary software used in the Company's manufactured equipment and to process call traffic are believed to be less challenging to make than other modifications routinely made by the Company to its proprietary software.
          (C) The Company makes extensive use of off-the-shelf software in its personal computers.
          (D) The distributed, non-interactive nature of much of the software used by the Company and its suppliers reduces the possibility of a broad-based, system-wide Y2K loss.

          Notwithstanding management's belief that a material Y2K loss is improbable, there can be no assurance that such a loss will not occur in spite of the best efforts of the Company and its suppliers to timely achieve Y2K compliance.

                                INTELLICALL, INC.
                          NOTES TO FINANCIAL STATEMENTS





NOTE 2 - LONG-TERM DEBT AND LINE OF CREDIT

         The Company's debt consisted of the following (in thousands):


                                                                                September 30, 1998    December 31, 1997
Intellicall, Inc.
         8% Convertible subordinated notes, due 2000                            $      2,630          $    2,840
         8% Convertible subordinated notes, due 2001                                   5,000               5,000
         Convertible subordinated note, due 1999                                       1,000               1,000
         Asset-based note collateralized by certain assets, due 1999                   2,464               4,114
         Installment note, due 1998                                                       --                  28
                                                                                 -----------           ---------
                                                                                      11,094              12,982
         Less unamortized debt discount                                                 (348)               (450)
                                                                                   ----------          ---------
                                                                                      10,746              12,532
                                                                                   ---------           ---------

ILD Telecommunications, Inc. related debt                                                --              13,613
                                                                                  ----------           ---------


              Total debt                                                              10,746              26,145

         Less: Current portion of long-term debt                                      (1,000)             (4,928)
                                                                                 -----------          ----------
              Total long-term debt                                               $     9,746          $    21,217
                                                                                 ===========          ===========


         On February 15, 1994, the Company issued a $1.0 million, 10.0%, convertible, subordinated note to T.J. Berthel Investments, L.P., whose ownership also controls 7.2% of the Company's outstanding common stock. Interest is payable quarterly and commenced March 31, 1994. The entire principal amount matures on March 31, 1999. The note may be converted by the holder into 160,000 shares of the Company's Common Stock at any time.

         On December 29, 1995, the Company completed the sale of $7.5 million of 8.0% convertible subordinated notes, due December 31, 2000, to Banca Del Gottardo in Lugano, Switzerland. The notes were issued with warrants to purchase 300,000 shares of the Company's Common Stock at $4.20 per share. The notes are convertible into 1,785,714 shares of the Company's Common Stock at a price of $4.20 per share. As of September 30, 1998, $4.87 million of the Banca Del Gottardo Notes were converted to 1,159,517 shares of the Company's Common Stock. Interest is payable semi-annually and commenced June 30, 1996.

                                INTELLICALL, INC.
                          NOTES TO FINANCIAL STATEMENTS





         On November 22, 1996, the Company completed the sale of $5.0 million of 8.0% convertible subordinated notes, due November 22, 2001, to Banca Del Gottardo in Lugano, Switzerland. The notes were issued with warrants to purchase 200,000 shares of the Company's Common Stock at $5.00 per share. The notes are convertible into one million shares of the Company's Common Stock at a price of $5.00 per share. Interest is payable semi-annually and commenced May 1997.

         On November 22, 1996, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Finova Capital Corporation ("Finova") pursuant to which Finova agreed to loan the Company up to $12,000,000 (the "Loan") based on an available borrowing base. The borrowing base consists primarily of call traffic and trade equipment receivables and inventory, subject to eligibility requirements determined by Finova. Amounts loaned subject to the borrowing base are determined by percentages established in the Loan Agreement, but are within the discretion of Finova. Such percentages are subject to change based on experience and Finova's expectations regarding future collectibility of receivables and usage of inventory.

         The Loan is evidenced by a Secured Revolving Credit Note (the "Note") payable to the order of Finova. Borrowings under the Loan bear interest at the rate of prime plus 1.75%. The interest rate may be decreased prospectively by up to 0.5% based on future profitability of the Company. Also the Loan has an unused line fee equal to one quarter of one percent (0.25%) per annum of the unused portion of the total facility and a facility fee equal to one-half of one percent (0.50%) per annum of the amount of the total facility payable on the first anniversary of the Loan Agreement and one each subsequent anniversary thereof. Interest is paid monthly.

         The initial term of the Loan Agreement is three years at which time, unless extended, all amounts then outstanding must be repaid. The Loan Agreement contains prepayment penalties in the event it is terminated prior to expiration of its initial term. The Loan is secured by first and prior liens and security interests encumbering substantially all of the assets of the Company, including inventory, equipment, accounts receivable, general intangibles, trademarks and tradenames. The Loan Agreement contains various restrictions (including a prohibition against the payment of dividends, limitations on capital expenditures, and restrictions on investments) and financial ratio maintenance requirements (including minimum working capital and net worth requirements). As of September 30, 1998 the Company was in compliance with all covenants.

         At December 31, 1997 ILD Telecommunications, Inc. (ILD) had $13.6 million of long term debt due from 1998 through 2001 at interest rates ranging from 9% to 13.5%.

                                INTELLICALL, INC.
                          NOTES TO FINANCIAL STATEMENTS




NOTE 3 - INVENTORY

         As of September 30, 1998 and December 31, 1997, the Company's net inventories consisted of the following (in thousands):

                                               September 30,       December 31,
                                                   1998               1997
                                               -------------       -----------
         Raw materials                        $    2,848          $    2,491
         Work-in-process                             360                 378
         Finished goods                              796               2,133
                                              ----------            --------
              Total inventories, net               4,004          $    5,002
                                              $=========          ==========


NOTE 4 - EQUITY FINANCING

         On July 21, 1997 (the "Closing Date") the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with four institutional investors (the "Investors") pursuant to which the Investors purchased $4,000,000 of the Company's Series A Convertible preferred stock (the "preferred stock"). As of September 30, 1998, $1,310,000 of the Company's preferred stock had been converted into 358,377 shares of the Company's Common Stock. During November 1998, 1,000 shares of the Company's preferred stock were converted to 84,504 shares of the Company's Common Stock.

         The preferred stock, plus all accrued stock dividend premiums at 7% annually, is convertible into Common Stock of the Company at the option of each Investor at a conversion price equal to the lower of $5.05 per share (the "Fixed Conversion Price") or eighty percent (80%) of the volume weighted average fifteen day trading price preceding the date of conversion (the "Variable Conversion Price").

         Any shares of preferred stock outstanding two years after the Closing Date will automatically convert into Common Stock.

         The Investors may require the Company to redeem certain shares of preferred stock (i) in the event the number of shares of common stock issuable upon conversion (based on the conversion price in existence from time to time) multiplied by 1.25 would exceed the maximum number of shares of common stock which the Company can issue without shareholder approval pursuant to applicable New

York Stock Exchange Guidelines, unless shareholder approval is so obtained within 120 days of such occurrence, (ii) in the event the Company fails to reserve an adequate number of shares of common stock as contemplated by the designation of preferred stock creating the preferred stock (the "Designation"), unless such failure is cured by board of directors and/or shareholder approvals as required, (iii) in the event the Company fails to honor a conversion notice and (iv) in other events as more fully set forth in the Designation. Any redemptions, however, are limited to the Company's borrowing availability under its Loan Agreement with Finova.

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

NOTE 5 - SALE OF STOCK OF ILD TELECOMMUNICATIONS, INC.

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

Recent Developments

         Effective January 1, 1998, the Company changed its method of accounting for its investment in ILD Telecommunications, Inc. ("ILD") from full consolidation to the equity method, since its percentage ownership in ILD declined from 54% at December 31, 1997 to 42% in March 1998. Under the equity method, an investment in common stock is generally shown in the balance sheet of an investor as a single amount. Likewise, an investor's share of net earnings or losses from its investment is ordinarily shown in its income statement as a single amount.

Prior-year comparative financial information has not been restated to the equity method and is presented as previously reported, as is required under SEC rules. In reviewing the financial statements and discussion contained in this Form 10-Q, the reader must be aware that much of the information is not directly comparable as the operating results and balance sheet of ILD were consolidated with those of the Company in 1997.

Financial Condition

Liquidity and Capital Resources

              During the nine months ended September 30, 1998 the Company generated $4,803,000 of cash from operating activities and from sales of (a) the Company's prepaid calling card business and (b) a portion of its investment in the common stock of ILD. Additionally, $433,000 of cash was obtained from issuance of the Company's common stock.

              Cash was used principally to reduce by $3,787,000 the outstanding balance under the Company's revolving line of credit and to fund the Company's operating loss. In addition, $750,000 of cash was invested in software and product development, and $368,000 of cash was used to purchase capital equipment. The net result of the foregoing changes was an increase in cash and cash equivalents of $331,000.

              In recent years, the Company has financed its net losses, capital expenditures and research and development costs through asset sales, reductions in working capital and external financing. In the fourth quarter of 1998 and beyond, management of the Company believes that funds required for capital spending, new product development, debt service and fixed expenses will be generated from operations and from funds available to the Company under its revolving line of credit. Funds available from operations will be positive if equipment sales exhibit sufficiently rapid growth and the mix of equipment sales shifts in favor of higher-margin equipment. As of September 30, 1998 the Company's available borrowings under its revolving line of credit amounted to $2.8 million.

              If insufficient funds are generated from future operations, and if funds were unavailable or insufficiently available to the Company under its revolving line of credit, the Company may be required to sell assets or seek further external funding. If such a situation were to develop, management believes that Intellicall has adequate opportunities to obtain, in a timely manner, the funds required for its operations.


Results of Operations


         Service Revenues. Total service revenues declined in the third quarter and nine months ended September 30, 1998 when compared to the prior years due primarily to adoption of the equity method of accounting for the operating results of ILD, effective January 1, 1998. In the third quarter and nine months ended September 30, 1997, ILD's service revenues, including prepaid calling card revenues, were $16.3 million and $34.9 million, respectively. If third-quarter and nine-month service revenues are adjusted so as to exclude ILD's revenues from the comparison, third-quarter services revenues declined by $0.2 million and nine-month service revenues declined by $8.7 million. Of the $8.7 million decline, $7.2 million resulted from discontinuation in June 1997 of Jail*Star, the Company's marginally profitable inmate services program. The remaining $1.5 million portion of the decline (and the $0.2 million third-quarter decline) results from a continuing decline in the volume of per-phone call traffic due to "dial-around" partially offset by an increase in the number of phones utilizing Intelli*Star technology. Dial-around is an increasingly prevalent practice by payphone users of accessing operator service systems and long distance carriers other than those used by payphone owners.

         In June 1998, and continuing into the third quarter, call traffic revenues enjoyed a burst of growth, which was marginally profitable and generated by the payphones of one customer. In August 1998, the customer initiated the discontinuance of submissions to the Company of its call traffic, which amounted to $3.1 million in the third quarter of 1998 and $5.8 million for the nine-month 1998 period.


         Gross profit from services revenues decreased $1.8 million and $4.7 million for the three and nine months ended September 30, 1998, compared to the corresponding periods in 1997. Of these declines, $1.6 million and $3.6 million, respectively, relate to 1997 ILD operations, while $0.2 million and $1.1 million relate to the Company's continuing operations.

         These declines in gross profit from continuing operations, as a percentage of declines in related service revenues, result from changes in the mix of service revenues from 1997 to 1998 periods. In the 1997 periods, profitable unbundled service revenues and validation service revenues accounted for larger portions of overall service revenues than in 1998 periods, when the contributions of such revenue were negligible.

         Equipment Sales. Equipment sales were $4.8 million and $5.8 million for the quarters ended September 30, 1998 and 1997, respectively, and $12.3 million and $13.7 million for the corresponding nine-month periods.

         Demand for the Company's payphones and related equipment from independent payphone providers ("IPP's") continues to be markedly weaker than in the 1997 third quarter and nine-month periods. IPP sales declined by approximately $2.4 million from the third quarter of 1997 to the comparable quarter of 1998. Comparing the nine-month periods, the IPP sales decline amounted to $4.2 million.

         Delayed, sporadic and negligible payments to IPP's related to dial-around compensation appear to have diminished the incentives to expand their routes. In lieu of route expansion, many IPP's have chosen to rotate phones within their routes from one location (where increased numbers of undercompensated dial-around calls have rendered a location insufficiently profitable) to another (where a higher rate of coin and lower rate of dial-around calls increase profitability). Until the amount and timing of dial-around compensation payments become adequate and reliable, management of the Company believes that sales to IPP's will continue to be impaired. As of November 13, 1998, management is unable to forecast either the form or timing of the final resolution of the dial-around compensation issue.

         Partially offsetting weakness in the IPP market segment has been increased demand for the N-Genius product line from international customers and, commencing in the 1998 third quarter, demand from a regulated telephone company for Astratel 2 kits. Although international sales have been hampered by the currency weakness of Pacific Rim and certain Latin American countries, the Company's export sales have continued to expand in 1998. The Company's equipment sales to the international and regulated telephone company segments increased by $1.4 million in the third quarter and $2.8 million for the nine months ended September 30, 1998 when compared with corresponding periods in 1997.

         The Company's gross profit on equipment sales for the quarter ended September 30, 1998 was $1,027,000, or 21.6% of related sales, compared to a $4,640,000 loss in the corresponding 1997 quarter. In the 1997 third quarter, the Company provided approximately $6,000,000 for inventory losses and impairment of certain capitalized software costs, without which gross profit in the period would have been $1,306,000, or 22.6% of sales. The decline in gross margin from 22.6% of sales in the 1997 third quarter to 21.6% in the 1998 quarter resulted principally from the aforementioned $1.0 million decline in equipment sales volume.

         Gross profit from equipment sales, after excluding the effect of the $6,000,000 million charge in 1997 from the comparison, increased from $1,213,000, or 8.8% of related sales, in the nine months ended September 1997 to $2,541,000, or 20.6% of related sales in the 1998 nine-month period. Although gross profit for the nine month period was adversely affected by the year-to-year decline in nine month sales, the Company benefited from receipt in 1998 of a $518,000 order cancellation fee, from a $993,000 reduction in amortized software development costs, from reduced product material costs, and from reduced overhead costs and labor efficiency.

         Selling, General and Administrative Expenses. For the quarter and nine months ended September 30, 1997, ILD's selling, general and administrative ("SG&A") expenses were $1,576,000 and $3,095,000, respectively. Excluding ILD's SG&A expenses from comparisons, the Company's SG&A expenses increased by
$223,000,  or 11%,  and  $704,000,  or 12%,  from the  1997  third  quarter  and nine-month period, respectively to the corresponding 1998 periods. Such increased expense results from higher sales and marketing costs, higher public and investor relation's costs and, for the nine-month comparison only, the cost of certain litigation in June 1998 of $112,500.

         Provision for Doubtful Accounts. Reflecting the improved credit quality and lower level of the Company's sales, the provision for doubtful accounts declined from $273,000 in the third quarter of 1997 to $93,000 in the third quarter of 1998. Similarly, the provision for doubtful accounts fell from $525,000 in the 1997 nine-month period to $237,000 in the corresponding 1998 period.

         Research and Development Expenses. Research and development expenses increased $29,000 for the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997. For the nine-month period, such expenses increased $388,000 from 1997 to 1998 due principally to a $412,000 reduction of capitalized software development costs in the 1998 period.

              Gain on Sale of Assets. During the nine months ended September 30, 1998 the Company reported a $493,000 gain from the sale of a portion of the Company's ownership interest in ILD to an unrelated third party. (See Note 5.)

         Also, during the nine months ended September 30, 1998 the Company reported gains on sales of assets totaling $6.4 million resulting from the sale of the Company's prepaid services operation to ILD in January 1998 and from a sale in March 1998 of a portion of the Company's ownership interest in the common stock of ILD to an unrelated third party.

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


                                          INTELLICALL, INC.



                           /s/ John J. McDonald, Jr.
                           ----------------------------------------
                                           John J. McDonald, Jr.
                                           President and
                                           Chief Executive Officer

                           /s/ R. Phillip Boyd
                           ----------------------------------------
                                          R. Phillip Boyd
                                          Vice President Finance
                                          and Chief Financial Officer


Date:  November 16, 1998