Form 10-K
period 1998-12-31
INTELLICALL INC
filed 1999-03-25
CIK 818674

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

           The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of March 17, 1999, computed by reference to the closing sales price of the registrant's Common Stock on the New York Stock Exchange on such date, was approximately $24,458,530.

           Number of shares of the registrant's Common Stock outstanding as of March 17, 1999: 12,074,385.

           Documents Incorporated By Reference:

           The information required by Part III of this Form 10-K Annual Report is incorporated by reference from the registrant's definitive proxy statement to be filed not later than 120 days after the end of the 1998 fiscal year.

                                     PART I


ITEM 1.  BUSINESS.

I. GENERAL

Intellicall(R), Inc. ("Intellicall" or the "Company") designs, manufactures and sells public access telecommunications equipment, and provides billing services and automated operator services ("Services"), principally to payphone owners and telephone companies in the United States and in developing countries.

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

Prior to 1998, the Company provided live operator services, prepaid calling card and other long distance services principally to independent payphone providers ("IPPs") either directly or through a then majority-owned subsidiary, ILD Telecommunications, Inc. ("ILD"). ILD was formed by the Company in May 1996 to conduct the long distance resale and live operator service businesses previously owned by the Company. After its formation, ILD grew rapidly and diversified its business, principally through acquisitions of related businesses which included the prepaid calling card operations of the Company. As a consequence of ILD issuing its stock to sellers of acquired businesses and of the Company's sales of a portion of its ILD equity investment to third parties, the Company's ownership interest in ILD's equity declined to less than 50% in the first quarter of 1998. See Note 1 to the Financial Statements. Because of the change in the Company's ownership of ILD, ILD's financial condition and results of its operations have not been consolidated with those of the Company since December 31, 1997. Thus ILD's revenues and associated costs, and its individual assets and liabilities, are not shown in the Company's 1998 financial statements. In lieu thereof, the Company utilizes the equity method of accounting for its investment in ILD pursuant to which the Company records its prorata share of ILD's net income and net assets as single line items in its 1998 statement of income and balance sheet.

The Company is a Delaware corporation with its principal executive offices located at 2155 Chenault, Suite 410, Carrollton, Texas 75006-5023. The Company's telephone number at that address is (972) 416-0022.

Recent Developments. On January 27, 1999, the Company closed and commenced funding under a Receivables Sale Agreement (the "RFC Agreement") with RFC
Capital Corporation ("RFC") pursuant to which RFC has agreed to purchase from the Company certain telecommunication receivables generated by the Company in the ordinary course of the Company's business. The RFC Agreement calls for RFC to purchase eligible receivables from the Company from time to time upon presentation thereof for a purchase price equal to the net value of such receivables. Net value is designed to yield RFC an effective interest rate of prime plus 2.75% plus allow RFC to retain a holdback of five percent of the face amount of the receivables, net of collections, against future collection risk.

Under the RFC Agreement the Company performs certain servicing, administrative and collection functions with respect to the receivables sold to RFC. Also, pursuant to the terms of the RFC Agreement, the Company has granted to RFC a security interest in and to the Company's receivables not sold to RFC and the Company's customer base relating to the generation of such accounts receivable.

The initial term of the RFC Agreement is to December 21, 2000.


II.  PRODUCTS.

Industry Background. Prior to its breakup in 1984, payphone service in the United States was provided solely by AT&T. In 1984, the Federal Communications Commission ("FCC") authorized competition in the operation of payphones subject to state and federal regulation. Since 1984 an industry comprised of IPPs has emerged to compete with payphone networks owned and operated by local exchange carriers ("LECs"). The principal difference between payphone equipment utilized by IPPs and LECs can be found in the location of the payphone system's intelligence. Since IPP payphones lacked the intelligence provided to LEC phones by the LEC central office, IPPs moved to incorporate system intelligence in the payphone itself. As a result, call rating, answer detection, operator service and equipment status reporting were among the features designed into IPP payphones. The IPP payphones in turn utilized telephone lines which provide little more than "dial-tone" from the LEC central office. The "smart phone", as it came to be called, was the product of choice of the IPP. The Company originated, and has extensively developed, smart phone technology.

Domestic Payphones. The Company's principal payphone product (available in multiple configurations) offered for sale in the United States is the ASTRATEL 2(R). This phone can be used to provide automated operator service and to perform all functions customarily available in payphones. As opposed to needing an external electric connection to operate, the ASTRATEL 2 utilizes electrical current provided through the telephone line. Because of its unique design, functionality of the ASTRATEL 2 is principally provided through software. Most older payphones (including those manufactured by the Company) utilize a product design which incorporates a far greater number of electronic components and circuitry.

The "brain" of the ASTRATEL 2 payphone is an integrated circuit board located in the payphone housing (the "Boardset"). From its inception, the ASTRATEL 2 Boardset was designed to sell at attractive prices and to easily fit most payphone housings, including those sold by the Company's competitors. As a result, the Boardset has accounted for an increasing percentage of the Company's equipment sales since 1996. The Boardset is not manufactured by the Company, but a number of companies exist that possess the ability to manufacture the Boardset in accordance with the Company's specifications. The Boardset's software intensity and flexibility provide the Company's customers with considerable protection against obsolescence.

The Company's payphones operate by means of advanced microprocessor technology located in the Boardset. When a call is initiated, the microprocessor automatically performs a series of functions, including, in the case of coin generated phone calls, determining the applicable rate for the call and whether the call has been answered. The Company's payphones communicate with a caller by voice messages digitally synthesized and stored in memory chips located in the Boardset.

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

International Payphones. Since 1993, the Company has produced a line of payphones targeted for sale outside the United States. These phones accommodate a variety of payment systems including U.S. and international coinage, credit cards and several types of prepayment cards, such as cards based on personal identification numbers, magnetic stripe cards and integrated circuit cards. Additionally, these telephones can be operated with auxiliary power sources, including solar power or power supplied by telephone lines, and can be utilized in wireless systems.

In 1997 and 1998, the Company modified the ASTRATEL 2 for sale in the Canadian and Mexican markets and is working on further modifications to enhance sales prospects in these and other countries. Because of its software reliance, the ASTRATEL 2 can be economically modified to accommodate the different calling patterns, coinage denominations, rating systems and languages of numerous countries.

N-Genius System. The Company's N-GeniusTMSystem enables network operators in the United States and abroad to provide enhanced, switched, public access services. Public access services are of special importance to network operators in developing countries where demand for publicly accessible telephone service is high due to the expense of, and lengthy delays often involved in, obtaining residential phone service.

Applications utilizing the N-Genius System permit network and payphone system operators to offer prepaid calling services over wireline or cellular networks. In addition, the N-Genius System can be used as a switched international gateway that is transparent to the communications protocols which differ among countries. The system can be used as well to enhance the public phone management capability of network and payphone system operators. Among its other features, the N-Genius System can provide automated credit card validation, calling card validation or voice recognition validation, and protection against telephone fraud. The Company is developing applications for the N-Genius, which allow payphone system operators to incorporate the Internet to carry phone traffic. Specifically, the Company has entered into a strategic alliance with Netspeak Inc. to help facilitate the development and delivery of these applications.

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

Sales and Marketing. The Company's U.S. sales of Products are made through a combination of distributors and a direct sales force consisting of five employees. International sales are generally made through in-country agents and distributors supported by sales, engineering and technical support personnel at the Company's Carrollton, Texas office.


The markets for the Company's Products consist of public access telecommunications providers, principally providers of payphone services. Included in this grouping are the payphone operations of IPPs and LECs in the United States. Service revenues of this market segment are estimated to range from $2.5 billion to $3.0 billion annually. Annual sales of hardware and software to this segment are estimated to exceed $250 million. The potential size of international markets for the Company's Products is believed to appreciably exceed the size of the U.S. market, since international markets in which the Company sells its Products have far lower per- capita investments in telephone products than in the U.S.

Receivables arising from domestic product sales are generally payable within 60 days and may be offset, on a customer-by-customer basis, against amounts the Company may owe for Intelli*Star commissions to payphone owners. Discounts are provided for prepayment or prompt payment. International Product sales are generally made pursuant to confirmed letters of credit or payments prior to shipment.

Manufacturing and Assembly. The Company's Products are principally assembled at its manufacturing facility in McAllen, Texas. Boardsets are currently assembled for the Company by an electronics manufacturer in McAllen, Texas. After Products are assembled at the Company's manufacturing facility, they are thoroughly tested before shipment to the purchaser. Once a payphone or Boardset is shipped to a U.S. private payphone industry customer by the Company, the Company is not responsible for ensuring that the Product is properly installed, maintained or operated in accordance with applicable federal and state regulations. The Company assists in the installation of N-Genius Systems with respect to certain international customers and LECs.

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

Warranty, Maintenance and Service. The Company repairs Intelli*Star boards without charge when the boards are properly licensed and used in older UltraTel payphones. The Company provides the original purchaser of products (not including ASTRATEL electronic components) a limited 90-day or one-year warranty, depending on the kind of equipment involved. The Company offers a two-year limited warranty on ASTRATEL 2 electronic components. The Company's technical support staff at its corporate offices currently provides support services over the telephone to customers who have installation or operational questions. The Company currently offers a maintenance agreement covering N-Genius Systems. Other non-warranty service is provided on a per-repair basis. Warranty and non-warranty product repairs are generally provided by the Company at its manufacturing facility in McAllen, Texas.

The Company holds classes to train its customers in the proper installation, operation and maintenance of the Company's products.


Competition. The Company competes directly with other payphone and switching equipment manufacturers, and indirectly with providers of wireless portable telephony, many of who are larger and better capitalized than the Company. The Company's principal direct competitors in the U.S. private payphone market are Elcotel, Inc. and Protel, Inc. (a subsidiary of Inductotherm Industries, Inc.). Its indirect competitors include numerous service businesses providing cellular, paging and personal communications services ("Wireless Telecommunications") throughout the Company's markets. In certain instances, Wireless Telecommunications compete successfully with telecommunications services offered through payphones to callers away from home. However, for callers with limited needs to make calls while away-from-home, payphones offer a convenient and economical alternative to Wireless Telecommunications devices.

The Telecommunications Act of 1996 (the "1996 Act") requires, among other things, that LECs end subsidies to their own payphone services and provide services to IPPs on the same rates, terms and conditions as they are made available to their own payphone service operations. Effective April 15, 1997, local telephone companies reclassified their payphone service from regulated to non-regulated status, substantially changing many of the rates and terms upon which payphone lines are available. These changes were required by the 1996 Act's explicit prohibition against the local telephone companies discriminating between their own payphone operations and those of IPPs. Local telephone companies generally must receive service under the same tariffs available to
IPPs for payphones. The Company expects these changes to benefit its IPP customers. By equalizing the basis for competition between LECs and IPPs, the 1996 Act may create additional opportunities for existing payphone providers, or for new entrants, to compete with the LECs. The demand for payphones may also be affected by the interconnection arrangements offered by the local telephone operating companies to IPPs.

The 1996 Act contains provisions which, if not successfully challenged, would permit Bell Operating Companies ("BOCs"), under certain circumstances, to manufacture telecommunications equipment, including payphones and switched network products. They may do so, however, only after the FCC finds that they have completed actions necessary to open their local telecommunications markets to competition. To date the FCC has made no such finding with respect to any of the BOCs.

Numerous entities compete with the Company in the international public communications markets, including many larger and better-capitalized companies with experience in the marketing of products internationally. The Company has adopted a strategy of focusing its marketing efforts on countries with a low ratio of public communication lines to total population, where rapid growth in sales of public communications equipment is projected. Many of the Company's competitors have adopted a similar strategy. The market for international public communications is highly competitive and subject to the risks of doing business abroad. Consequently, there can be no assurances that the Company's efforts in international markets will be successful.

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

On January 29, 1998, the FCC adopted a Report and Order in its long-standing docket considering various proposals that would have required most interstate long distance calls initiated by dialing "0" from pay telephones to be completed using a long distance carrier associated with the automated pay telephone or operator service provider to whom the private pay telephones are pre-subscribed ("Billed Party Preference"). The Commission's order concluded that the Billed Party Preference proposal was cost prohibitive for pay telephones and that the same measure of consumer protection could be provided at far lower cost with price disclosure.

As an alternative to Billed Party Preference, the FCC adopted a rule that all operator service providers, including owners of the Company's payphones using
Intelli*Star, must audibly disclose during the call-setup that rates are available on request, but need not provide an exact rate quote unless the caller specifically requests it. Although the Order gives operator service providers until July 1, 1998 to comply with this new rule where it is technically feasible to do so, the Company's payphones, including those sold after July 1, 1998, need not be compliant with the rule until October 1, 1999. A few states have adopted rules for intrastate 0+ calls that mirror those of the FCC. In two states however, the rules adopted do not have the same compliance period. In Massachusetts, Intellicall has requested clarification of the rule seeking an extended compliance period to mirror the federal rule and petitions for reconsideration of the rule are pending. In the state of Washington, rules generally paralleling those of the FCC were adopted on December 28, 1998. These rules however do not contain the specific waiver for store and forward payphones included in the federal rule but the Washington Commission has stated that it would consider waivers consistent with the federal rules. In Washington Intellicall will file a waiver request seeking a compliance period mirroring the federal rule unless the Washington Commission provides for a generally applicable waiver not requiring individual filings. We can not predict what action the Massachusetts and Washington Commissions will take with respect to this issue.

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

Product Sales. In 1998, the Company's sales of Products amounted to $13.9 million, constituting 35% of its sales and revenues. Compared with 1997, sales of Products decreased by $5.5 million or 28%.

III.  SERVICES.

Services Provided by the Company. In 1998, service revenues were generated from the provision of automated operator services and billing and collection services. The predominant portion of these revenues was generated by the Company's own proprietary automated operator technology, Intelli*Star. The Company's automated operator system is a combination of hardware and software that performs, without human intervention, all of the functions necessary for completing an operator assisted payphone call (i.e., collect, calling card, and credit card calls) and a range of other payphone services and features. Each system performs the functions previously performed by live operators. The payphone provides callers with appropriate instructions in a digitized human voice for entering billing information (i.e., a calling card number or a terminating phone number for a collect call) and completes the calls. For example, in the case of a collect call, a synthesized voice directs the caller to speak his name into the pay-phone handset and the caller's response is digitally recorded and played back when the call is answered at its destination. The called party is instructed to press "1" on his telephone, or, if the system is configured with voice recognition capability, to say "yes", if he wishes to accept the call. The automated operator system records call and billing information for later retrieval by the telephone owner, all without human operator assistance. Calls requiring human operator assistance, such as person-to-person calls, emergency calls and calls billed to a third party, are routed to live operators selected by the payphone owner.

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

The Company does not sell Intelli*Star technology, but licenses it instead to payphone owners under long-term license agreements. Under its most common Intelli*Star license agreement,

Intellicall owns and has the exclusive right to process the stored call and billing information generated by the Intelli*Star technology. By virtue of its ownership, the Company typically retains the right under an Intelli*Star license agreement to bill, collect and record related call revenues, subject to its obligation to pay commissions to payphone owners. Set forth below are the Company's principal service offerings:

     The "Easy*Star"(R) Program. The Easy*Star program is the Company's primary program for editing, billing, collecting and recording Intelli*Star generated revenues, and determining the amount of commissions payable to payphone owners related to their submitted call traffic. Pursuant to this program, the Company edits, reformats and bills call traffic which is typically submitted to the Company by payphone owners in machine-readable form. The Company then computes the commission payable to each payphone owner (based on the edited value of the processed call traffic) and transmits the edited and reformatted call traffic media to billing agents, who sort it for submission to, and billing by, LECs.

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

As of December 31, 1998, the Company's customers were operating approximately 37,500 payphones utilizing the Intelli*Star technology.

Sales and Marketing. The Company's automated operator services are sold to customers who purchase its payphones with Intelli*Star technology.

Competition. In the provision of automated operator services, the Company competes with a large number of operator service companies, many of which have more technical support personnel and greater financial resources. AT&T, MCI/Worldcom and Sprint dominate the operator services market and long distance industry in general. In order to successfully compete with other providers of operator assisted long distance calling services, the Company must pay competitive compensation to payphone owners for submitted call traffic. In addition, only long distance operator assisted calls which are billable to certain credit or LEC calling cards may be originated through use of the Company's Intelli*Star technology. If long distance payphone calls are billable to AT&T or other non-LEC proprietary calling cards, or 800 numbers, the calls by-pass the Company's Intelli*Star technology (a process termed "dial-around"), thereby depriving the Company of the opportunity to capture, bill and collect the related long distance call.

In recent years, AT&T has intensified an aggressive marketing campaign designed to capture market share from its major competitors and from the operator services industry. The marketing campaign encourages callers to dial 1-800 COLLECT or 1-800 CALLATT or to use AT&T proprietary calling cards when making long distance calls away from home. In addition, prepaid and other calling cards, which the Company cannot bill, have become increasingly popular in the public access communications marketplace in recent years. The expanded use of proprietary and prepaid calling cards, and of other dial-around practices by payphone callers, has had, and is expected to continue to have, a material adverse effect on the Company's and its customers' revenues from automated operator assisted calls.

Automated Operator Service Revenues. In 1998, the Company's revenues from automated operator services and billing and collection services amounted to $25.8 million, compared with $37.2 million in 1997 (exclusive of $60.5 million of sales related to ILD, an unconsolidated subsidiary in 1998, and prepaid calling card business, which was sold to ILD in January, 1998). Of this 1998 total, $25.3 million was derived from the Easy*Star and other bundled programs and $423,000 was derived from unbundled services.



IV.  OTHER BUSINESS FACTORS.

Research and Development. The Company's research and development programs are focused on development of new products and product enhancements for payphone systems operated by IPPs, regulated telephone companies and international customers. The Company's focus in 1998 was on the development of (a) lower cost payphone equipment, (b) additional application software to expand the utility of N-Genius systems, and (c) modifications of ASTRATEL 2 payphones which expand their functionality and the number of domestic and international markets which they may successfully address.

In 1999, the Company intends to further modify the ASTRATEL 2 for use in new markets and applications, and continue development of the N-Genius to improve and expand the switching platform product line.

The Company considers research and development to be important to the continuation and enhancement of its competitive position. The Company's ability to adequately fund future research and development costs will depend on its ability to generate sufficient funds from operations or external sources.

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

Under an exclusive patent license agreement between Gateway Technologies, Inc. ("Gateway") and the Company, the Company and Gateway have agreed to share revenues received from sub- licensing certain of Gateway's and the Company's patents pertaining to call processing. The Company and Gateway have entered into sublicensing arrangements with certain manufacturers and users of call processing equipment. The patent license agreement with Gateway expires in 2002.

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

The Company licenses certain Voice over Internet Protocol (VOIP) software from Netspeak Corporation. The Company pays fees to Netspeak on products manufactured by the Company which utilize the licensed technology.

Trademarks. The Company has registered in the United States its trademarks "Intellicall," "ASTRATEL," "UltraTel"(R), "N-Genius", "World Connect"(R), "Intelli*Star" and "Easy*Star". The Company considers its trademarks important to its business.

Regulation. Telecommunications services and equipment offered by the Company and its customers are subject to varying degrees of regulation at both federal and state levels. There can be no assurance that changes in such regulation, if proposed and adopted, would not have an adverse impact on the operations of the Company and its customers.

Federal. The FCC has enacted rules requiring that a verbal announcement identifying the service provider must be given to users of pay telephones and recipients of collect calls from pay telephones, and rate quotes must be provided to them upon request. Other requirements include a prohibition on blocking access to alternative telecommunications carriers via certain access codes. The FCC has, in the past, declined to impose such requirements on operator services offered in connection with pay telephones in confinement facilities. However, in Docket 92-77, adopted January 29, 1998, the FCC required operator service providers ("OSPs") to orally notify callers of their right to obtain rate quotes prior to the imposition of any charges for interstate calls made from confinement facilities. With certain expectations discussed above relating to "Billed Party Preference," this requirement applies to all OSPs that provide service at public phones and phones in inmate facilities beginning July 1, 1998.

The compensation program adopted by the FCC in its September and November 1996 orders implementing the 1996 Act, required telecommunications carriers carrying access code calls (such as 10ATT or 1 800-CALL-ATT) and calls to toll-free 800/888 numbers to pay compensation to the pay phone owner when such calls originate and are completed from pay telephones. The FCC also concluded that, effective in October 1997, pay telephone owners will be permitted to set whatever rates they select for local calls placed from their pay telephones. On July 1, 1997, the U.S. Court of Appeals for the D.C. circuit upheld the FCC's decision to deregulate the rate for local calls placed from pay phones, but vacated and remanded the FCC's pay phone compensation program.

On October 9, 1997, the FCC adopted a revised compensation plan, which established an interim rate of $0.284 per completed call after October 7, 1997. It also adopted a permanent rate commencing October 7, 1999 of the local coin rate minus 6.6 cents. The FCC's decision again was appealed to the U.S. Court of Appeals for the D.C. Circuit which reversed and remanded the matter to the FCC.

On January 28, 1999, the FCC adopted a Third Report and Order in its proceeding implementing the payphone compensation provisions of Section 276 of the 1996 Act. In response to the remand, this Order establishes a new default rate at which payphone owners will be compensated for dial around and toll free calls originating from their payphones. Under this new rate, IXCs will be required to compensate payphone owners at 24 cents per completed call originating from payphones. In addition, the FCC applied this new rate (which is lower than the rate originally adopted by the FCC) retroactively to all compensation owed since October 7, 1997. However, payphone owners will not be required to make any refunds at least until after the FCC issues a future order dealing with an interim period of payphone compensation. The Company cannot predict when such an order will be issued.

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

Employees. As of March 1, 1999, the Company had 138 employees, of which 105 were employed in operations and 33 were employed in executive and administrative capacities. The Company believes its employee relations are good.

Major Customers. The Company had one single customer who accounted for 14.6%, or $5.8 million of the Company's revenues in 1998. No single customer accounted for more than 10% of the Company's consolidated revenues during 1997. One single customer accounted for 10.5%, or $9.7 million, of Intellicall's revenues in 1996.

Seasonality. The Company's revenues from domestic phone equipment sales are affected by seasonal weather conditions throughout the United States, which tend to reduce the number and duration of pay telephone calls made in the winter
months,   and  which   similarly   reduces   the  number  of  outdoor   payphone
installations.

ITEM 2.  PROPERTIES.

The Company leases approximately 32,000 square feet of space at 2155 Chenault, Carrollton, Texas, where its principal executive, sales and product development offices are located. The lease expires May 31, 2002. The Company leases approximately 26,500 square feet of manufacturing space on a month-to-month basis in McAllen, Texas. The Company considers that its properties are generally in good condition, well-maintained and suitable to carry on the Company's business.

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

                                                                                             Common Stock
                                                                                             ------------
                                                                                       High                 Low
                                                                                       ----                 ---
1998
     First Quarter.............................................................    $   5 7/16          $   4 1/8
     Second Quarter............................................................        6 3/16              3 7/8
     Third Quarter.............................................................        4 5/16              2
     Fourth Quarter ...........................................................        2 7/16              1 3/8
1997
     First Quarter.............................................................    $   6 5/8           $   4 3/4
     Second Quarter............................................................        5 3/8               4 1/8
     Third Quarter.............................................................        6 1/4               3 3/8
     Fourth Quarter............................................................        6                   4 11/16


      On March 17, 1999, the Company had approximately 1,067 stockholders of record.


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

ITEM 6.  SELECTED FINANCIAL DATA.

      The following selected financial information for each of the five years in the period ended December 31, 1998, is derived from the Company's Financial Statements. The information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                                                    Year Ended December 31,(1)
                                                                                    --------------------------
                                                                         1998         1997       1996       1995        1994
                                                                         ----         ----       ----       ----        ----
                                                                             (In thousands, except per share amounts)
Statement of Operations Data:
    Revenues and Sales:
    Service revenues...........................................       $   25,769   $  97,673  $  76,905  $  54,558   $   60,059
    Equipment sales ...........................................           13,859      19,313     15,884     19,944       23,322
                                                                      ----------   ---------- ----------  ---------- ----------
                                                                          39,628     116,986     92,789     74,502       83,381

    Cost of Revenues and Sales:
    Service revenues...........................................           24,948      87,830     68,078     45,318       49,692

    Equipment sales ...........................................           11,600      21,929     17,690     21,454       27,221
                                                                      ----------   ---------  ---------  ---------   ----------
                                                                          36,548     109,759     85,768     66,772       76,913

    Gross profit...............................................            3,080       7,227      7,021      7,730        6,468
    Selling, general and administrative expenses...............           (8,099)    (13,947)   (10,598)    (9,436)     (12,473)
    Provision for doubtful accounts............................             (876)     (1,006)      (364)      (820)      (3,517)
    Research and development expenses..........................           (1,587)       (741)      (608)    (2,350)      (2,965)
                                                                      ----------   ---------  ---------- ----------  -----------
    Operating loss.............................................           (7,482)     (8,467)    (4,549)    (4,876)     (12,487)

    Gain on sale of assets.....................................            7,389          --        572      1,607           --
    Other income...............................................              538         695        710        440        1,100
    Interest expense...........................................           (1,539)     (2,660)    (2,918)    (3,310)      (3,079)
    Subsidiary Loss............................................             (762)         --         --         --           --
    Minority interest..........................................               --        (196)      (113)        --           --
                                                                      ----------   ---------  ---------   --------   ----------

    Loss before income taxes...................................           (1,856)    (10,628)    (6,298)    (6,139)     (14,466)
    Income tax benefit.........................................               --          --      1,303         --           --
    Income tax expense.........................................               --        (277)        --         --           --
                                                                      ----------   ---------  ---------   --------   ----------

    Net loss...................................................       $   (1,856)  $ (10,905) $  (4,995) $  (6,139)  $  (14,466)

    Redeemable preferred stock dividend........................               --        (186)        --         --           --
                                                                      ===========  ========== ========== ==========  ==========
    Net loss available to common shareholders..................       $   (1,856)  $ (11,091) $  (4,995) $  (6,139)  $  (14,466)
                                                                      ==========   ========== ========== ==========  ==========

    Basic and diluted net loss per share.......................       $     (.19)  $   (1.20) $   (0.62) $    (.80)  $    (1.91)
                                                                      ==========   =========  =========  =========   ==========

    Weighted average number of basic and
     diluted shares outstanding................................            9,927       9,268      8,024      7,672        7,571


Balance Sheet Data:
    Total assets...............................................       $   22,404   $  84,789  $  45,254  $  48,644   $   58,799
    Total long term obligations................................       $    8,530   $  23,008  $  20,107  $  10,796   $   25,894
    Redeemable preferred stock.................................       $       --   $  13,196  $      --  $      --   $       --
    Convertible preferred stock................................       $        1   $       4  $      --  $      --   $       --
    Stockholders' equity (2)...................................       $    6,046   $   7,471  $  12,669  $  13,243   $   19,322


  (1) Certain prior year amounts have been reclassified to conform to current year presentation.

  (2) The Company has never paid cash dividends on its Common Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements - Cautionary Statements

This Form 10-K contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Specifically, all statements other than statements of historical facts included in this report regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend", and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements (the "cautionary statements") reflect the current view of the Company with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, product introductions and acceptance, technological change, changes in industry practices and one-time events. Although the Company believes that expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. The Company's future operating results are subject to a number of risks and uncertainties. Those believed by management of the Company to be the most troublesome if they were to occur are set forth below in Risk Factors.

The following discussion of the financial condition and results of operations of the Company for 1998, 1997 and 1996 should be read in conjunction with the Financial Statements of the Company, the Notes thereto and information included elsewhere in this report. References in the following discussion to annual periods refer to the Company's years ended December 31 and references to quarterly periods refer to the Company's fiscal quarters ended March 31, June 30, September 30, and December 31.

Results of Operations. The following table sets forth certain items in the Company's Statements of Operations as a percentage of total revenues and sales and as a percentage of related sales for the years indicated:






                                                                               Year Ended December 31,
                                                                               -----------------------
                                                             1998           1997           1996            1995             1994
                                                             ----           ----           ----            ----             ----

                             Revenues and Sales:
                                Service Revenues            65.0%          83.5%          82.9%           73.2%            72.0%
                                 Equipment Sales            35.0%          16.5%          17.1%           26.8%            28.0%
                                                            -----          -----          -----           -----            -----
                                           Total           100.0%         100.0%         100.0%          100.0%           100.0%
                                                           ======         ======         ======          ======           ======

                        Gross Profit Percentage:
                                Service Revenues             3.2%          10.1%          11.5%           16.9%            17.3%
                                                         ========          =====          =====           =====            =====
                                 Equipment Sales            16.3%        (13.5)%        (11.4)%          (7.6)%          (16.7)%
                                                          =======        =======        =======          ======          =======


1998 Compared to 1997. Effective January 1, 1998, the Company changed its method of accounting for its investment in ILD Telecommunications, Inc. ("ILD") from consolidation to the equity method, since its percentage ownership in ILD declined from 53.7% at December 31, 1997 to 42.0% in 1998. Under the equity method, an investment in common stock is generally shown in the balance sheet of an investor as a single amount. Likewise, an investor's share of net earnings or losses from its investment is ordinarily shown in its income statement as a single amount. Prior- year comparative financial information has not been restated to the equity method and is presented as previously reported. In reviewing the financial statements and discussion contained in this Form 10-K, the reader must be aware that much of the information is not directly comparable as the operating results and balance sheet of ILD were consolidated with those of the Company in 1997.


Service Revenues. Total service revenues declined in 1998, due primarily to adoption of the equity method of accounting for the operating results of ILD effective January 1, 1998. In 1997, ILD's service revenues (including prepaid calling card revenues) amounted to $60.5 million. Exclusive of prepaid calling card revenues and ILD revenues, 1998 service revenues declined by $11.4 million, or 30.6%, from $37.2 million in 1997. Of the $11.4 million decline, $7.2 million resulted from the discontinuation in June 1997 of Jail*Star, the Company's marginally profitable inmate services program, and the discontinuation in August 1998 of call traffic submissions to the Company by a major customer. In 1997 and 1998, the major customer accounted for $2.4 million and $5.8 million, respectively, of call traffic revenue (not including long distance and operator service revenue of ILD). The remaining $7.6 million portion of the decline results from the continuing decline in the volume of call traffic due to dial-around partially offset by an increase in the number of phones utilizing Intelli*Star technology. Dial-around is the increasingly prevalent practice by payphone users of accessing operator service systems other than those used by payphone owners.

Gross profit from 1998 service revenues decreased $9 million, or 91.7%, from $9.8 million in 1997. The exclusion of gross profit for ILD and the prepaid calling operations from the 1997 total accounts for $7.9 million, or 87.8%, of the decline. The remaining portion results from changes in the mix of service revenues from 1997 to 1998. In 1997, highly profitable unbundled service revenues and validation service revenues accounted for larger portions of overall service revenues than in 1998, when the portions were negligible.

Equipment Sales. Equipment sales declined in 1998 by $5.5 million, or 28.2%, from $19.3 million in 1997. Demand for the Company's payphones and related equipment from independent payphone providers ("IPPs") continues to be markedly weaker than in 1997 as evidenced by a $6.2 million decline in equipment sales to IPPs from 1997 to 1998.

Delayed, sporadic and negligible payments to IPPs of dial-around compensation appear to have diminished the incentives of IPPs to expand their routes. In lieu of route expansion, many IPPs have chosen to rotate phones within their routes from one location (where increased numbers of undercompensated dial-around calls have rendered a location insufficiently profitable) to another (where a higher rate of coin and lower rate of dial-around calls promise profitability). Until the amount and timing of dial-around compensation payments become adequate and reliable, management of the Company believes that sales to IPP's will continue to be depressed.

Partially  offsetting  the  weakness  in the IPP  market  segment  has  been the increased demand for N- Genius systems from international customers and, commencing in the 1998 third quarter, demand from a regulated telephone company for ASTRATEL 2 kits. Although international sales have been hampered by the currency weakness of Pacific Rim and certain Latin American countries, Intellicall's export sales continued to expand in 1998. The Company's equipment sales in 1998 to the international and regulated telephone company segments increased by $729,000 as compared to 1997.

The Company's gross profit on 1998 equipment sales was $2.3 million, or 16.3% of equipment sales, compared to a $2.6 million negative gross profit in 1997. In 1997, the Company provided $5.9 million for inventory losses and the impairment of certain capitalized software costs (the "1997 Loss Provision"), without which gross profit from equipment sales would have been $3.3 million, or 17.0% of 1997 equipment sales. After excluding the effect of the 1997 Loss Provision from the comparison, the change in gross margin from 17.0% in 1997 to 16.3% in 1998 resulted principally from the lower volume of equipment sales in 1998, offset by a $933,000 reduction in 1998 of amortized software development costs, receipt in 1998 of a $518,000 order cancellation fee, reduced material costs and reduced overhead costs and labor efficiency.

Selling, General and Administration. In 1997, ILD's and the prepaid business's selling, general and administrative ("SG&A") expenses were $6.1 million. Excluding ILD's and the prepaid business's SG&A expenses from the comparison of annual expense levels, the Company's SG&A expenses increased by $300,000, or 3.8%, from $7,800,000 in 1997 to $8,100,000 in 1998. The increased expenses resulted from increases in marketing, public relations and customer service expenses, offset by a general reduction in payroll related expenses.

Provision for Doubtful Accounts. The provision for doubtful accounts declined from $1,006,000 in 1997 to $876,000 in 1998. The $130,000 decline is a result of the improved credit quality and lower level of the Company's sales.

Research and Development Expenses. Research and development expenses increased $846,000 from 1997 to 1998 partially due to a $291,000 reduction in the amount of software development costs capitalized in 1998, as compared to 1997, and an increase in research and development expenditures.

Gain on Sale of Assets. During the first quarter of 1998, Intellicall reported gains on sales of assets totaling $6.4 million resulting from the sale of the Company's prepaid services operation to ILD and from a sale in March 1998 of a portion of the Company's ownership interest in the common stock of ILD to an unrelated third party.

During the second quarter of 1998, the Company reported a $493,000 gain from the sale of a portion of the Company's ownership interest in ILD to an unrelated third party.

In the fourth quarter of 1998, the Company recognized $500,000 of deferred gain relating to the sale of the Company's prepaid services operation to ILD. (See
Note 1 to the Financial Statements).

1997 Compared to 1996. As noted above, during 1997 and 1996 the Company consolidated the results of operations of ILD.

Service Revenues. Service revenues were $97.7 million in 1997, compared to $76.9 million in 1996. The table below provides a summary of service revenues by type for each of the two years (in thousands).
                                                        1997             1996
                                                        ----             ----

 Call Traffic Revenue .......................         $37,223           $46,581
 Long-distance Resale .......................           6,927             5,068
 Operator Services ..........................          47,108            21,609
 Prepaid Calling Services....................           6,415             3,647
                                                      -------           -------
                                                      $97,673           $76,905
                                                      =======           =======

During 1997, call traffic revenues declined $9.4 million (20.1%) compared with the corresponding period in 1996. The decline principally resulted from the discontinuation in June 1997 of the Company's Jail*Star inmate services program, and the continuing effects of dial-around. The portion of the decline from 1996 in call traffic revenue attributable to the discontinuance of the Jail*Star program was $5.6 million and a loss of 4,057 phones reporting under this program. Partially offsetting this decline was an increase in the number of phones reporting through other programs from 57,671 phones reporting in 1996 to 60,029 phones reporting in 1997. The remainder of the decline in call traffic revenues is principally attributable to dial-around.

Gross profit derived from call traffic revenues was $1.9 million, or 5.2%, of related sales in 1997 compared to $5.2 million, or 11.3%, of related sales in 1996. Primarily accounting for the decline in gross margin was an increase in bad debt reserves on current and prior-year traffic. In addition, unbundled revenues, which have a 100% margin, declined $238,000 from 1997 to 1996.

Long-distance resale and operator service revenues rose $27.4 million, or 103%, in 1997 compared to 1996. The majority of the increase arose from acquisitions by ILD of operator service and long-distance service businesses in 1997. The remaining portion of operator service revenue growth was generated internally. In line with the growth of revenues from the acquired businesses, and reflecting economies of scale, gross profit from long-distance resale and operator service revenues rose to $6.1 million, or 11.2%, in 1997 compared to $2.1 million, or 8.0%, in 1996.

Compared with 1996, prepaid calling card revenues increased by $2.8 million, or 75.9% in 1997. The growth in revenues reflects the Company's increased sales of prepaid calling cards through retail distribution channels. Gross profit from prepaid calling card revenues increased from $1.1 million, or 31.5%, of revenues in 1996 to $1.9 million, or 29.1%, in 1997. The growth in gross profit dollars was principally a function of the growth in revenues.

Equipment Sales. The Company's equipment sales were $19.3 million and $15.9 million in 1997 and 1996, respectively. The following table summarizes equipment sales by market (in thousands):


                                                        1997             1996
                                                        ----             ----

 Independent Payphone Providers................       $16,726           $11,529
 International.................................         2,577             3,933
 Regulated ....................................            10               422
                                                      -------           -------
   Total equipment sales  ............                $19,313           $15,884
                                                      =======           =======

Equipment sales in 1997 rose $3.4 million, or 21.6%, from 1996. The growth in sales resulted from increased demand for ASTRATEL 2 payphones, kits and accessories, and for network systems used to render prepaid calling card services. In 1997 sales of ASTRATEL 2 phones and kits were $10.3 million compared to $1.1 million in 1996. International and regulated sales in 1997 declined $1.8 million from 1996.

For both years being compared, the Company recorded negative gross margins on equipment sales due to, in 1996, a $2.7 million provision for inventory losses, and in 1997, a $5.9 million provision for inventory losses and for the impairment in value of certain capitalized software development costs. In both years, these provisions were recorded in recognition of the Company's limited success in moving older generations of payphone and switch-based products at prices above their inventory values.

Without the $2.7 million and $5.9 million provisions for losses in 1996 and 1997, the Company's gross profit and gross margin in 1996 would have been $900,000, or 5.6% of sales, and $3.3 million, or 17.0% of sales in 1997. The year-to-year improvement in gross profit and gross margin on equipment sales is attributable to the expanded volume of equipment sales and a favorable mix of sales. Compared to 1996, the increase in sales of ASTRATEL 2 payphones and kits created higher margins due to their much lower costs than previous generation payphones and accessories.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $3.3 million higher in 1997 than in 1996 as a result of ILD's acquisitions of operator service and long distance service businesses. ILD's selling, general and administrative expenses rose from $713,000 in 1996 to $4.3 million in 1997. Other changes affecting the yearly comparison were reductions in sales, customer support and administrative costs partially offset by increased marketing costs.

Provision for Doubtful Accounts. The provision for doubtful accounts increased $642,000 in 1997 when compared to 1996. This increase reflects higher expected levels of collection losses, principally on equipment receivables.

Research and Development Expenses. Although gross spending for research and development declined by $727,000 from 1996 to 1997, the Company capitalized $1.32 million of amounts spent in 1997 compared to $2.18 million in 1996. Consequently, research and development expense showed little change from 1996 to 1997.

Income Tax Refund. In September 1996, the Company received a net federal income tax refund in the amount of $1.3 million and approximately $259,000 of related interest earned on the claim. The Company recorded the income tax benefit and related interest income when the refund was received.

Liquidity and Capital Resources


In recent years, the Company has financed its net losses, capital expenditures and capitalized research and development costs through a combination of asset sales, reductions in working capital and external financing. In 1998, the Company generated $5.6 million of cash from asset sales, proceeds of which were used in part to reduce outstanding borrowings under the Company's previous line of credit. Assets sold in 1998 included the Company's prepaid calling card operations and a portion of its holdings in ILD.

Effective January 28, 1999, the Company entered into an arrangement with RFC Capital Corporation ("RFC"), pursuant to which RFC purchased and agreed to make future purchases of the Company's eligible accounts receivable generated in the ordinary course of business at a discount, with limited recourse to the Company (see Note 10 to the Financial Statements). Proceeds from such purchases have been used by the Company to retire all of its obligations to Finova Capital Corporation ("Finova"), and for other working capital purposes. In terminating its relationship with Finova, and entering into the arrangement with RFC, Intellicall has retained the right to use all of its assets which are not otherwise sold to RFC, including its ILD holdings, in secured lending arrangements, should it become desirable and possible to do so.

The Company reported a net loss of $1.86 million in 1998. This loss included non-cash charges of $4.0 million for depreciation and amortization, provisions for doubtful accounts, inventory losses and the minority interest of losses reported by the ILD subsidiary and depreciation and amortization of $2.0 million and interest charges of $1.5 million to the net loss results in
earnings  before  interest,   taxes,  depreciation  and amortization  (EBITDA)
of approximately $1.64 million. Net changes in operating assets and liabilities during 1998 provided a use of cash of $624,000. Accounts receivable declined $4.4 million for the period primarily resulting from lower equipment and service sales, while accounts payable declined $4.2 million due to reduced inventory purchasing and more timely payment to vendors.

Cash flows from financing activities include a $1.3 million repayment on the line of credit from Finova. In addition, $1.0 million in cash was invested in software and product development. Capital expenditures were $478,000 for 1998, which was a significant decline when compared to $2.0 million for 1997. Future capital expenditures are expected to approach the levels experienced in 1998.

At March 31, 1999, the Company is required to retire the $1.0 million convertible subordinated note due to T.J. Berthel Investments, L.P.. The Company does not anticipate being able to make such payment from funds generated from operations, and is in the process of negotiating with third party financing sources to obtain sufficient capital to make such payment by the due date.

In and beyond 1999, the Company's ability to obtain further funds from external sources will depend in part on its ability to generate operating profits, or to substantially reduce its operating losses. Although management of the Company believes that the Company's sales will grow in 1999 and that profitability will expand in tandem with sales, there can be no assurance that the events necessary for such sales growth will occur as or when expected, or that future sales growth will be sufficiently large or profitable to permit the Company to finance its activities without recourse to continuing sales of assets or external funding sources. There can be no assurance that under such conditions, external funds would be available or, if available, would not potentially dilute shareholders' interests or returns.

Risk Factors Relating to Forward-Looking Statements

Regulatory Changes. As described in ITEM I., BUSINESS, the Company's sales and revenues are affected by existing regulations and by changes in state and federal regulations to which the Company's customers, equipment business and service business are subject. The rate of change in proposed and promulgated regulations affecting operator service businesses and payphone manufacturers has accelerated since passage of the Telecommunications Act of 1996 in February of that year. In addition, numerous parties affected by regulatory changes have sought modifications or rescission of proposed or existing regulations, some of which would adversely affect the Company if adopted. There can be no assurance that proposed regulatory changes that might adversely affect the Company will not be adopted, or that existing regulations that may benefit the Company's operations if implemented will not be rescinded or delayed in their implementation. Furthermore, many aspects of telecommunications legislation and regulations have been litigated in various federal and state courts. Decisions emanating from federal and state courts could have an adverse effect on the Company.

Acceleration of Dial-around. The number of long distance calls which are billable by the Company has declined since 1992 as a consequence of aggressive marketing programs pursued by AT&T, Sprint and MCI which have made it possible for payphone callers to route their calls in ways that preclude the Company from billing them. Dial-around has become increasingly popular among payphone users as 1-800 numbers have proliferated in response to the successful marketing of prepaid and other proprietary calling card programs. Certain LECs have introduced their own proprietary calling cards which may accelerate the incidence of dial-around and further erode the Company's service revenues.

Volume and Profitability of Equipment Sales. The Company has developed products which have found increasing customer acceptance in many of its markets. The Company's long term financial welfare will depend on deeper and more profitable penetration of existing and targeted markets. The Company's limited financial resources may limit its ability to increase equipment sales. Funds available to the Company from external sources may be insufficient to finance growth in working capital, and internally generated funds may be insufficient to finance desired capital spending or research and development spending.

The Company has historically suffered from low gross margins on equipment sales. Although provisions for inventory losses have resulted in negative gross margins until 1998, the Company's variable gross margins on phone and network equipment products introduced since 1996 have markedly improved. Notwithstanding such improvement, increased equipment sales volume is required in future periods to cover a variety of costs. Such costs include but may not be limited to fixed manufacturing overhead expenses and selling, general and administrative expenses associated with the production and sale of the Company's products. There is no guarantee that the required increase in sales will generate sufficient gross profit to finance the portion of working capital growth not financed externally.

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

Year 2000 Discussion. The Company has undertaken a program (the "Y2K Program") to ensure that its operations, computer systems and certain products are not functionally impaired as a result of a failure to properly record in any electronic medium the correct time and date on and after January 1, 2000. The Y2K Program is a multi-year program which commenced in 1997.

Responsibilities for achieving Y2K compliance have been assigned to two groups of employees: the Engineering Group and the Information Systems Group. The Engineering Group is responsible for ensuring that the functionality of certain of the Company's products is not impaired as a result of being Y2K non-compliant. The Information Systems Group is responsible for assessing and suitably modifying or replacing components of systems and networks used in the Company's operations, including those used to process customer call records, so as to ensure that the Company's business is not materially disrupted by an instance of Y2K non-compliance over which the Company had control.

Engineering Group Y2K Program Status. The Company issues periodic status reports on its Web Page concerning the products which will be certified for Y2K operation. In general, products which are currently produced, supported or widely deployed will be certified.

Conceptually, the certification process requires (a) the testing of selected existing products in a simulated Y2K environment to determine whether remediation is required (the "Test Phase"), (b) the development of remedial software (the "Programming Phase"), and (c) final testing and product certification (the "Final Test Phase"). Since the Test Phase requires the development of test plans and scripts for a multitude of products and their components, it is necessarily a lengthy one. The Table below summarizes, for each phase, the estimated historical cost, the percentage of completion at December 31, 1998, estimated total costs and targeted completion dates.



                                                                            Phase
                                            ------------------------------------------------------------------------
                                            Test                   Programming                    Final Test
                                            ----                   -----------                    ----------
Estimated Cost to 12/31/98               $  13,000                  $ 37,000                      $         0
Percent Complete at 12/31/98                    5%                       20%                                0%
Estimated Total Cost                      $118,000                  $180,000                      $     73,000
Estimated Completion Date                     4/99                      6/99                              8/99

Until the Test Phase is complete, the timing and cost of remedial programming can not be reliably estimated. Y2K product modifications are expected to be completed principally by Company personnel.

There can be no assurance that tests and scripts devised by the Company will detect all instances of Y2K non-compliance, or that the scope and cost of work shown to be required upon completion of testing will be consistent with the Company's current expectations, or that appropriate personnel will be available when required to make and test the modifications, or that upgraded software will be installed in customer equipment on a timely basis.

Information Systems Group ("ISG") Y2K Program Status. The ISG's areas of responsibility include the evaluation and remediation (or replacement) of information technology systems ("IT Systems") used by the Company, and of the Y2K readiness of the Company's key vendors. Based upon its evaluation of the IT system used to process customer-submitted call traffic data (the "CTD System"), the ISG has concluded that the CTD System requires a major rewrite and upgrade to be made Y2K compatible. The CTD System upgrade is expected to be undertaken by existing Intellicall personnel with the use of outside consultants as needed, to be completed by the end of the third quarter of 1999. The phases, estimated historical and projected costs, estimated completion dates and percentages of completion of the CTD System upgrade are set forth in the following table.

                                                                       Phase
                                    ---------------------------------------------------------
                                    System Design             Coding            System Test
                                    -------------             ------            -----------
Implementation

Estimated Cost to 12/31/98                $ 8,150                      0                   0
Percent Complete at 12/31/98                  30%                     0%                  0%
Estimated Total Cost                      $25,000               $225,000             $25,000
Estimated Completion Date                    4/99                   7/99                9/99

Until the system design phase is complete, estimates of work scope and projected costs may be imprecise. There can be no assurance that the CTD System upgrade will be completed on time or within budget, or that it will be sufficiently Y2K compatible to permit processing of customer call traffic without material business disruption or cost.

The ISG has completed its evaluation of IT Systems used by the Company in its manufacturing, accounting, administration and human resources departments, and on the basis of letters of assurance obtained and expected from third-party vendors, has concluded that the Company's accounting, MRP and payroll systems will be Y2K capable in 1999. Letters of assurance have been requested from other key third-party vendors concerning other equipment and systems utilized by the Company, including outside billing agents used in the collection of customer call traffic accounts receivable. However, there can be no assurance that the Company will receive responses from all of its vendors in a timely manner, or that such responses will be accurate or complete. Moreover, the Company has not conducted, and will be unable to conduct, an in-depth evaluation of third-party providers in relation to their ability to adequately address Y2K issues.

The ISG has inventoried all personal computers, and related servers and software used by the Company. The inventory is largely complete, on the basis of which, the Company has tentatively adopted a plan to spend approximately $100,000 for replacements and upgrades of the inventoried equipment and software to achieve Y2K capability and otherwise improved performance. Management believes that the necessary replacements and upgrades can be obtained from third parties on a timely basis.

The success of Intellicall's business is dependent on and interconnected with numerous third-party suppliers. The depth and complexity of interconnectivity raises the probability that an unforeseen Y2K problem may arise, notwithstanding the best efforts of the Company and its suppliers to avoid one. Consequently, there can be no assurance that the Company's operations, financial condition or prospects will not be materially impaired by a non-compliant Y2K event over which it had no control.

Y2K Risk Assessment and Contingency Plans. Intellicall's business interruption insurance excludes coverage of losses resulting from Y2K defects, and the Company has been informed by its insurance agent that reasonable insurance protection is unavailable. Most of the Company's software used in its accounting, human resources, payroll and production functions is purchased from reliable third-party vendors that have provided assurance of Y2K compatibility. The planned modifications of product and most other software will be made by company personnel in lieu of being outsourced. On a scale of difficulty, such modifications are not expected to be more challenging than other software modifications routinely made by Company personnel in the ordinary conduct of their jobs.

The Company views the inability of the CTD call processing software to properly edit decripted call records for uncollectible calls after 1999 as the most probably Y2K worst case scenario. Notwithstanding the Company's effort to rewrite the system by third quarter, 1999, The Company's contingency plan for the Y2K problem relating to the CTD system includes decripting the customer's call records and submitting them to third party billing agents to collect the call traffic revenue for the customer. This contingency plan essentially moves customers using the Easy*Star program to an Unbundled program. This plan currently includes the Company commission payments to Easy*Star customers using historical bad debt and uncollectible call traffic experience, holding back amounts typically identified and calculated by the CTD software.

The Company has no other contingency plan at the present time for Y2K problems that might emerge, but will continue to develop other plans as problems become evident. There can be no assurance, however, that any plan, currently developed or yet to be developed, will be sufficiently timely or effective to avoid a material disruption of Intellicall's or its customer's operations.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See the Index to Financial Statements located on page F-1 for a listing of the financial statements included as a part of this Annual Report on Form 10-K.


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

                       (c)10.9       Registration Rights Agreement dated
                                     February 14, 1994, among between the
                                     Company and T.J. Berthel Investments, L.P.
                      (e)10.10       Note  and  Warrant  Purchase,   Paying  and
                                     Conversion/Exercise     Agency    Agreement
                                     entered  into on December  22, 1995 between
                                     Banca Del Gottardo and the Company.
                      (e)10.11       Form of 8%  Convertible  Subordinated  Note
                                     executed   by  the  Company  to  Banca  Del
                                     Gottardo dated December 22, 1995.
                      (e)10.12       Form of Warrants issued with Notes.
                     (g)             10.13 Note and Warrant Purchase, Paying and
                                     Conversion/Exercise  Agency Agreement dated
                                     November 22, 1996 and  executed  with Banca
                                     del Gottardo.
                     (g)             10.14 Form of 8%  Convertible  Subordinated
                                     Notes  executed by the Company to Banca Del
                                     Gottardo  dated November 22, 1996 (included
                                     within Exhibit 10.13).
                     (g) 10.15       Form of  Warrants  issued  with  Notes
                                     (included within Exhibit 10.13).  (h) 10.16
                                     Receivable Sale Agreement executed with
                                     RFC Capital Corporation.

                         ++21.1       Subsidiaries of the Company.
                         ++23.1       Consent of Independent Accountants.
                         ++27.1       Financial Data Schedule.


++           Filed herewith.
(a)          Incorporated by Reference from the Company's Form S-1 filed
             August 28, 1987, file no. 33-15723.
(b)          Incorporated by reference from the Company's  Annual Report on Form
             10-K for the fiscal year ended December 31, 1991.
(c)          Incorporated by reference from the Company's  Annual Report on Form
             10-K for the fiscal year ended December 31, 1993.
(d)          Incorporated  by reference from the Company's  Quarterly  Report on
             Form 10-Q for the quarter ended June 30, 1994.
(e)          Incorporated by reference from the Company's Current Report on Form
             8-K (Date of Earliest Event Reported - December 28, 1995).
(f)          Incorporated by reference from the Company's  Annual Report on Form
             10-K for the fiscal year ended December 31, 1995.
(g)          Incorporated by reference from the Company's Current Report on Form
             8-K (Date of Earliest Event Reported - November 22, 1996).
(h)          Incorporated by reference from the Company's Current Report on Form
             8-K (Date of Earliest Event Reported - January 27, 1999).

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the last fiscal quarter of 1998.

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

March 25, 1999                     INTELLICALL, INC.

                                   /s/    John J. McDonald, Jr.
                                   ----------------------------

                                   By:    John J. McDonald, Jr.
                                          President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 25, 1999.

                  Name                                   Office
                  ----                                   ------

/s/ John J. McDonald, Jr.
-----------------------------
John J. McDonald, Jr.                     President and Chief Executive Officer
(Principal Executive Officer)

/s/ R. Phillip Boyd
-----------------------------
R. Phillip Boyd                           Vice President of Finance, Chief
(Principal Financial                      Financial Officer and Secretary
and Accounting Officer)

/s/ William O. Hunt
-----------------------------
William O. Hunt                           Chairman of the Board

/s/ B. Michael Adler
-----------------------------
B. Michael Adler                          Director

/s/ Thomas J. Berthel
-----------------------------
Thomas J. Berthel                         Director

/s/ Lewis E. Brazelton III
-----------------------------
Lewis E. Brazelton III                    Director

/s/ Arthur Chavoya
-----------------------------
Arthur Chavoya                            Director

/s/ Richard B. Curran
-----------------------------
Richard B. Curran                         Director

                                INTELLICALL, INC.

                          INDEX TO FINANCIAL STATEMENTS




Report of Independent Accountants...........................................F-2

Financial Statements:

   Balance Sheets ..........................................................F-3

   Statements of Operations ................................................F-5

   Statements of Stockholders' Equity ......................................F-6

   Statements of Cash Flows ................................................F-7

   Notes to Financial Statements............................................F-8

        Financial Statement Schedules (Note A):

        Valuation and Qualifying Accounts...................................F-38

Note A: All other schedules are omitted, since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

                       Report of Independent Accountants


To the Board of Directors and Stockholders of Intellicall, Inc.

In our opinion, the financial statements listed in the accompanying index on page F-1 present fairly, in all material respects, the financial position of Intellicall, Inc. (the "Company") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP

Dallas, Texas
February 23, 1999

INTELLICALL, INC.

BALANCE SHEETS


ASSETS
(in thousands)


                                                                                                  December 31,
                                                                                                  ------------

                                                                                             1998               1997
                                                                                             ----               ----
Current assets

     Restricted cash ..................................................                $       --            $  2,488

     Cash and cash equivalents ........................................                        16                  66

     Receivables............................................................               11,267              34,881

          Less allowance for doubtful accounts.........................                     3,417               6,211
                                                                                        ---------           ---------

                                                                                            7,850              28,670

     Inventories, net..................................................                     5,177               5,002

     Receivables from related party, net (See Note 1)..................                       658                  --

     Other current assets..............................................                       197               1,908
                                                                                        ---------           ---------

          Total current assets.........................................                    13,898              38,134

Fixed assets, net......................................................                     1,425               8,387

Capitalized software costs, net........................................                     2,481               2,968

Notes receivable, net..................................................                     1,074               1,125

Intangible assets, net.................................................                       749              31,802

Investment in subsidiary...............................................                     1,491                  --

Other assets, net......................................................                     1,286               2,373
                                                                                        ---------           ---------

                                                                                         $ 22,404            $ 84,789
                                                                                         ========            ========



See notes to financial statements.

INTELLICALL, INC.

BALANCE SHEETS (Continued)
LIABILITIES AND STOCKHOLDERS' EQUITY
(in thousands, except share information)

                                                                                               December 31,

                                                                                         1998                 1997
                                                                                         ----                 ----
Current liabilities

     Accounts payable..........................................                        $2,085             $ 11,320

     Accrued transmission, customer commissions and billing

         charges...............................................                           880               12,222

     Deferred revenue..........................................                            84                1,262

     Accrued liabilities.......................................                           968                4,456

     Capital lease obligation, current.........................                            --                  157

     Current portion of long-term debt ........................                         3,811                4,928
                                                                                    ---------              -------
     Total current liabilities.................................                         7,828               34,345

Long-term debt ................................................                         7,312               21,217

Capital lease obligation, long-term ..........................                             --                  843

Other liabilities..............................................                           250                  948

Minority interest..............................................                            --                6,769

Deferred gain on sale of assets................................                           968                   --
                                                                                         ===              ========
Commitments and contingent liabilities (See Note 9)............                            --                   --
                                                                                  ===========             ========
      Total liabilities                                                                16,358               64,122
                                                                                     ========             ========
Redeemable preferred stock Series B-2, $100 par value;

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

         authorized;  510 and 4,000 shares issued

         and outstanding, respectively.........................                             1                    1

     Common stock, $.01 par value; 20,000,000 shares

          authorized; 11,738,001 and 9,471,944 shares issued,

          respectively.........................................                           117                   95

     Additional paid-in capital................................                        57,895               57,486

     Less common stock in treasury, at cost;

          24,908 shares........................................                          (258)                (258)

     Accumulated deficit.......................................                       (51,709)             (49,853)
                                                                                     --------              -------
          Total stockholders' equity...........................                         6,046                7,471
                                                                                    ---------              -------

                                                                                     $ 22,404             $ 84,789
                                                                                     ========             ========

See notes to financial statements.

INTELLICALL, INC.

STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

                                                                                      For the Years Ended December 31,
                                                                                      --------------------------------

                                                                                1998                 1997                1996
                                                                                ----                 ----                ----

Revenues and sales:

     Service revenues.............................................               $ 25,769             $ 97,673          $  76,905

     Equipment sales..............................................                 13,859               19,313             15,884
                                                                                =========           ==========          =========

                                                                                   39,628              116,986             92,789
                                                                                ---------            ---------          ---------

Cost of revenues and sales:

     Service revenues.............................................                 24,948               87,830             68,078

     Equipment sales..............................................                 11,600               21,929             17,690
                                                                                =========           ==========          =========

                                                                                   36,548              109,759             85,768
                                                                                =========            =========          =========

Gross profit.....                                                                   3,080                7,227              7,021

Selling, general and administrative expenses......................                 (8,099)             (13,947)           (10,598)

Provision for doubtful accounts...................................                   (876)              (1,006)              (364)

Research and development expenses.................................                 (1,587)                (741)              (608)
                                                                                ---------          -----------         ----------

Operating loss...                                                                  (7,482)              (8,467)            (4,549)

Gain on sale of assets............................................                  7,389                   --                572

Other income.                                                                         538                  695                710

Interest expense..................................................                 (1,539)              (2,660)            (2,918)

Equity in the loss of subsidiary..................................                   (762)                  --                 --

Minority interest.................................................                     --                 (196)              (113)
                                                                                ---------          -----------        -----------

Loss before income taxes..........................................                 (1,856)             (10,628)            (6,298)

Income tax refund.................................................                     --                   --              1,303

Income tax expense................................................                     --                 (277)                --
                                                                                                   ------------      ------------

Net loss..........................................................              $  (1,856)          $  (10,905)        $  (4,995)

Redeemable preferred stock dividend...............................                     --                 (186)                --
                                                                                =========           ===========        ==========

Net loss available to common shareholders.........................              $  (1,856)          $  (11,091)        $   (4,995)
                                                                                =========            =========         ==========

Basic and diluted net loss per share..............................              $   (0.19)          $    (1.20)        $    (0.62)
                                                                                =========           ==========         ==========


Weighted average number of basic and diluted

     shares outstanding...........................................                  9,927                9,268              8,024
                                                                                =========           ==========         ==========


See notes to financial statements.

INTELLICALL, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

                                                                             Additional
                                    Common Stock         Preferred Stock      Paid-in     Treasury Stock    Accumulated
                                    ------------         ---------------                  --------------

                                  Shares     Amount     Shares     Amount     Capital     Shares   Cost        Deficit     Total
                                  ------     ------     ------     ------     -------     ------   ----        -------     -----
Balances at December 31, 1995      7,703   $   77          --      $ --      $47,191        (25)  $(258)      $(33,767)  $13,243

   Exercise of stock options          31       --          --        --          148         --      --             --       148

   Issuance of warrants               --       --          --        --          760         --      --             --       760

   Employee stock purchase            16       --          --        --           48         --      --             --        48
   plan

   Issuance of stock                 100        2          --        --          123         --      --             --       125

   Conversion of sub-ordinated       796        8          --        --        3,332         --      --             --     3,340
   notes

   Net loss                           --       --          --        --          --          --      --         (4,995)   (4,995)
                                -------- --------     ------- ---------     -------     -------   -----           ------   -------

Balances at December 31, 1996      8,646       87          --        --       51,602        (25)   (258)       (38,762)   12,669

   Exercise of stock options          65        1          --        --          268         --      --             --       269

   Employee stock purchase            17       --          --        --           74         --      --             --        74
   plan

   Issuance of stock                 430        4          --        --          481         --      --             --       485

   Conversion of sub- ordinated      314        3          --        --        1,237         --      --             --     1,240
   notes

   Redeemable preferred               --       --          --        --           --         --      --           (186)     (186)
   dividends declared

   Issuance of preferred stock        --       --           4         1        3,824         --      --             --     3,825

   Net loss                           --       --          --        --           --         --      --        (10,905)  (10,905)
                                --------  -------      ------   -------      -------   --------  ------       --------   -------

Balances at December 31, 1997      9,472       95           4         1       57,486        (25)   (258)       (49,853)    7,471

   Exercise of stock options          47       --          --        --          183         --      --             --       183

   Employee stock purchase             8       --          --        --           30         --      --             --        30
   plan

   Conversion of sub-ordinated        50        1          --        --          200         --      --             --       201
   notes

   Conversion of preferred         2,149       21          (3)       --          (12)        --      --             --         9
   stock

   Issuance of stock                  12       --          --        --            8         --      --             --         8

   Net loss                           --       --          --        --           --         --      --         (1,856)   (1,856)
                                -------- --------      ------  --------      -------   --------    -----       --------  -------

Balances at December 31, 1998     11,738 $    117           1    $    1      $57,895         (25)  $(258)      $(51,709) $ 6,046
                                  ====== ========     =======  ========      =======    ========   =====       ========  =======

See notes to financial statements.

INTELLICALL, INC.

STATEMENTS OF CASH FLOWS (in thousands)
                                                                                 For the Years Ended December 31,
                                                                               1998                     1997                 1996
                                                                               ====                     ====                 ====
Cash flows from operating activities:

     Net loss...........................................                  $  (1,856)           $     (10,905)           $  (4,995)

     Adjustments to reconcile net loss to net

        cash provided by operating activities:

        Gain on sale of investments.....................                     (7,389)                      --                   --

        Depreciation and amortization...................                      2,002                    5,973                3,810

        Provision for doubtful accounts.................                        876                    1,393                  364

        Provision for inventory losses..................                        333                    4,382                2,772

        Equity in loss of an unconsolidated subsidiary..                        762                       --                   --

        Minority interest in income of ILD..............                         --                      196                  113

        Changes in operating assets and liabilities, net of prepaid sale:

            Restricted cash.............................                         --                   (2,473)                 477

            Cash of deconsolidated subsidiary...........                        (66)                      --                   --

            Receivables.................................                      4,356                   (7,830)                 183

            Inventories.................................                       (757)                  (1,451)               1,265

            Receivables from related party, net.........                        673                       --                   --

            Other current assets........................                        233                     (308)              (1,242)

            Notes receivable............................                        160                      446                1,749

            Accounts payable ...........................                     (4,187)                   4,611                2,172

            Transmission, customer commissions and .....

            billing charges.............................                     (1,764)                   7,261                1,223

            Accrued liabilities.........................                       (153)                   1,600                 (557)

            Deferred revenues...........................                        938                     (361)              (1,070)

            Other.......................................                        (57)                  (2,051)              (1,344)
                                                                        -----------           --------------        -------------
                Net cash provided by operating activities...                 (5,896)                      483                4,920
                                                                        ===========           ==============        =============


(CONTINUED ON NEXT PAGE)

(CONTINUED FROM PREVIOUS PAGE)



Cash flows from investing activities:

     Capital expenditures...............................                       (478)                  (2,082)                (790)

     Capitalized software...............................                     (1,031)                  (1,322)              (2,175)

     Cash received on sale of assets....................                      8,463                       --                   --

     Capital lease obligation...........................                         --                    1,000                   --

     Acquisition of WorldCom assets.....................                         --                  (10,021)                  --

     Acquisition of Interlink assets....................                         --                  (10,521)                  --
                                                                      -------------            -------------         -------------
                 Net cash used in investing activities..                      6,954                 (22,946)               (2,965)
                                                                        -----------            -------------         -------------
Cash flows from financing activities:

     Net proceeds from (repayments on) line of credit...                     (1,303)                   9,517                 (618)

     Net borrowings (repayments) on notes payable.......                        (28)                      --                   --

     Proceeds from issuance of  stock...................                        223                    4,653                  321

     Proceeds from issuance of stock in ILD.............                         --                    6,088                   --
                                                                      -------------              -------------      -------------
                Net cash provided by (used in) financing

                  activities............................                     (1,108)                  20,258                 (297)
                                                                        -----------            -------------        -------------
Net (decrease) increase in cash and cash equivalents....                        (50)                  (2,205)               1,658

Cash and cash equivalents at beginning of period........                         66                    2,271                  613
                                                                      -------------             -------------       -------------
Cash and cash equivalents at end of period..............              $          16           $           66       $        2,271
                                                                      =============           ===============       =============
Supplemental cash flow information:

  Interest paid.........................................              $       1,141           $        2,056        $       2,387
                                                                        ===========           ==============        =============
Supplemental non cash flow information:

  Issuance of warrant...................................              $          --           $           --        $         760
                                                                      =============           ==============        =============
  Conversion of debt to equity..........................              $         210           $        1,320        $       3,340
                                                                      =============           ==============        =============
  Stock issued to purchase WorldCom assets..............              $          --           $       11,196        $          --
                                                                      =============           ==============        =============
  Stock issued to purchase Interlink assets.............              $                       $        2,000        $          --
                                                                      =============           ==============        =============
  Redeemable preferred stock dividend declared .........              $          --           $          186        $          --
                                                                      =============           ==============        =============


See notes to consolidated financial statements.

INTELLICALL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

          Business: Intellicall, Inc. (the "Company") provides automated operator services for the independent pay telephone industry ("service revenues"). The Company designs, engineers, manufactures and sells pay telephones and retrofit kits, parts and intelligent network platforms in the United States and internationally ("equipment sales").

          Principles of Consolidation: In 1997 and 1996, the consolidated financial statements include the accounts of the Company and its then majority owned subsidiary (the "Subsidiary") formed on May 10, 1996. All significant intercompany accounts and transactions were eliminated in consolidation.

          Creation of ILD Telecommunications, Inc.: On May 10, 1996, the Company entered into an agreement with certain investor groups to create ILD Telecommunications, Inc. ("ILD"), a new long-distance re-sale and operator services company. The Company transferred ownership in its wholly owned subsidiary, Intellicall Operator Services, Inc. ("IOS"), to ILD in exchange for cash in the amount of $2.0 million, a $1.0 million subordinated convertible note, and preferred and common stock representing approximately 72.5% of the voting stock of ILD. The other investor groups collectively purchased $2.0 million, or 27.5% of the voting stock of ILD, and $1.0 million of ILD's subordinated convertible notes. ILD also issued a secured loan in the amount of $2.0 million, at inception. The Company recorded a $572,000 gain from the transaction.

          In September 1997, ILD acquired the Operator Services Division of WorldCom, Inc. ("WorldCom") (see Note 8). The assets acquired by ILD include the operator services and long distance customer contracts, operator service centers, switching facilities, billing and collection operations and inmate operator services businesses. This acquisition by ILD lowered the Company's ownership percentage to 59.26%.

          In December 1997, ILD acquired all of the outstanding common stock of Interlink Telecommunications, Inc. ("Interlink") (see Note 8), a switched reseller of long distance services and provider of enhanced services including operator services, prepaid debit cards and prepaid local service. This acquisition by ILD lowered the Company's ownership percentage to 53.7%.

          In March 1998, the Company sold to SMCO, LLP 18,348.62 shares of ILD Telecommunications, Inc. common stock. SMCO is an unrelated third party, the negotiations for the sale transaction were at arms length, and there were no additional obligations or elements of financial consideration relating to the sale transaction. The Company sold the shares for $325 each and recorded a gain on the sale in the amount of $5.6 million. This transaction lowered the Company's ownership percentage to 42.9% as of March 31, 1998. Accordingly, the Company accounts for its investment in ILD under the equity method of accounting retroactively to January 1, 1998.

          On April 3, 1998 the Company sold 1,539 shares of its Series A preferred stock in ILD Telecommunications, Inc. to SMCO Investments, LLC. This transaction lowered the Company's ownership percentage to 42.0% as of April 3, 1998.

INTELLICALL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



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

          Call revenues from customer-licensed microautomated operator systems are recognized based on the amounts charged to billed parties for calls processed and billed by the Company. In 1997 and prior, ILD's call revenues were recognized at the time the calls were placed. Revenues associated with customer-owned call processing systems and customers utilizing licensed microautomated operator systems who have agreed to submit call traffic to a third party billing service for processing, instead of the Company, consist of the fees charged to customers for use of the technology.

          For 1997 and 1996, prepaid debit card revenue is deferred and recognized as calling services are used. The prepaid calling card division was sold in January 1998, therefore no debit card revenue was recorded in 1998.

          Cash  and  Cash  Equivalents:   Cash  and  cash  equivalents   include
short-term liquid investments purchased with remaining maturities of three months or less.

          Restricted Cash: Restricted cash at December 31, 1997 represents amounts received by ILD from local exchange carriers (LECs), arising from its capacity as a billing agent, that were not yet remitted to its third party billing and collection customers. As cash was received from the LEC, the amounts would become a contractual obligation to ILD's billing and collection customers.

          Related Party: Related party represents a $1 million note receivable due from ILD, which is partially offset by receivables and payables between the Company and ILD, which were incurred during the normal course of business.

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

INTELLICALL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


          The amounts of software development costs capitalized for the years ended December 31, 1998, 1997 and 1996 were $1.03 million, $1.32 million and $2.18 million, respectively. The Company recorded $575,000, $1.70 million and $1.62 million of software amortization expense for the years ended December 31, 1998, 1997 and 1996, respectively. The Company also recognized an impairment in value of certain capitalized software development costs of $1.6 million during 1997, which is included in amortization in the statement of operations for the year ended 1997.

          Receivables: Receivables (current and long-term) consist of amounts owed by various telephone companies for processed call traffic and amounts owed by customers relating to uncollected call traffic and equipment sales, leases and license fees. Excluding the call traffic receivable amounts for ILD, approximately 50% and 68% of receivables relate to call traffic due from various telephone companies and customers as of December 31, 1998 and 1997, respectively. The Company advances cash to a majority of its customers prior to the time such cash is collected from end users, and generally bears the risk of collection and bad debt. Such amounts previously advanced but uncollected represent significant portions of the call traffic receivables. Equipment receivables are subject to right of offset against payments due to customers related to call revenues. The Company believes it has provided adequate reserves for potential uncollectible accounts. Reserves for uncollectible accounts include $269,000 for related party receivables.

          Credit Concentrations: Certain financial instruments, consisting primarily of accounts receivable, potentially subject the Company to concentrations of credit risk. The Company's customers range from individuals with small pay telephone routes to large corporations, and reflect a large customer base with much geographic diversity. The Company believes it has provided adequate reserves for potential uncollectible accounts.

          Inventories: Inventories are stated at the lower of cost or market with cost determined on a first-in, first-out method. Costs include acquisition costs of purchased components, freight costs, labor and overhead.


The components of inventories, net of the related reserves, are (in thousands):

                                                                December 31,
                                                                ------------

                                                              1998        1997
                                                              ----        ----

Raw materials.........................................     $ 3,629     $ 2,491

Work in process.......................................         428         378

Finished goods........................................       1,120       2,133
                                                           -------     -------

                                                           $ 5,177     $ 5,002
                                                           =======     =======

INTELLICALL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


          Reserves in 1998, 1997 and 1996 were $2.0 million, $2.7 million and $3.0 million, respectively. 1998 results of operations include a charge of $132,000, representing the excess of cost over market for a product manufactured for a related party, which was not sold. Inventories in 1997 were written down to estimated net realizable value, and results of operations for 1997 include a charge of $4.4 million which represents the excess of cost over market. In 1996, the Company established $2.7 million of reserves for the excess of cost over the estimated realizable value of slow moving and obsolete inventories.

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

The components of fixed assets are (in thousands):
                                                                December 31,
                                                                ------------

                                                              1998        1997
                                                              ----        ----

Office equipment....                                       $  3,351   $  8,148

Switching and other network equipment.................           --      1,720

Tooling and other equipment...........................        5,010      5,342
                                                            -------    -------

                                                              8,361     15,210

Less accumulated depreciation.........................       (6,936)    (6,823)
                                                            -------   --------

                                                              1,425   $  8,387
                                                            =======   ========

  Depreciation expense for the years ended December 31, 1998, 1997 and 1996 was $704,000, $1,279,000 and $901,000, respectively.

          Intangible Assets: Intangible assets consist primarily of the cost in excess of net assets of acquired businesses. These assets are amortized using the straight-line method over 20 to 25 years. Additionally in 1997, intangible assets included $2.9 million for a covenant not to compete and a consulting agreement from Interlink amortized over five years and certain contracts acquired from the WorldCom transaction valued at $2.5 million amortized over six years (see Note 8). In March 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") was issued. Effective January 1, 1996, the Company adopted FAS 121 which requires that long-lived assets (primarily goodwill) held and used by an entity, or to be disposed of, be reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss will be recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. The amount of the

INTELLICALL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


impairment loss will generally be measured as the difference between the net book value of the asset and the estimated fair value of the related asset. Based on its most recent analysis, the Company believes that no impairment of long lived assets existed at December 31, 1998 and 1997.

          Accrued Transmission, Customer Commissions and Billing Charges: The customer commissions consist of monies owed to customers (payphone owners) for calls processed and billed. Payments are made within 15-90 days based on the customer agreement. Billing charges consist of monies owed to billing agents for fees charged to process call traffic. Additionally, for 1997, Accrued Transmission consists of transmission costs incurred to originate and terminate a call over ILD's owned or leased transmission facilities. This category generally includes costs of local access circuits and transmission facilities, as well as switched costs for calls carried on another provider's network.

          Capital Lease Obligation: In 1997, assets recorded under capital leases, primarily consisting of switching equipment, are recorded at the lower of the present value of future minimum lease payments or the fair value of the asset. Total assets recorded under capital leases in 1998 and 1997 were $0 and $1,000,000, respectively. No amortization of the capital lease asset was recorded in 1997 due to the asset being placed in service at the end of December.

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

          Net Loss per Share: The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). FAS 128 simplifies the standards for computing earnings per share ("EPS") previously found in Accounting Principles Board No. 15, "Earnings per Share" ("APB 15"), and makes them comparable to international EPS standards by replacing the presentation of primary EPS with a presentation of basic EPS. The provisions and disclosure requirements for FAS 128 were required to be adopted for interim and annual periods ending after December 15, 1997, with restatement of EPS for prior periods required. Accordingly, EPS data for all periods presented has been restated to reflect the computation of EPS in accordance with provisions of FAS 128.

INTELLICALL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


          Disclosures about Reporting Comprehensive Income: In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130") was issued. FAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. It requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. FAS 130 is effective for fiscal years beginning after December 15, 1997. The Company has adopted this Statement for the year ending December 31, 1998. There were no items of comprehensive income for the years ended December 31, 1998, 1997 and 1996.

          Disclosures  about Segments of an Enterprise and Related  Information:
In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("FAS 131") was issued. FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. FAS 131 is effective for financial statements for periods beginning after December 15, 1997. The Company has adopted FAS 131 for the year ended December 31, 1998. (See Note 7.)

          Accounting  for  Derivative  Instruments:  In June 1998, Statement of
Financial Accounting   Standards No.  133,   "Accounting  for Derivative
Instruments and Hedging Activities" ("FAS 133"), which is effective for fiscal years beginning after June 15, 1999. Earlier application for certain provisions of this standard is permitted. FAS 133 establishes accounting and reporting standards for derivative instruments. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the financial statements and measure those instruments at fair value, and it defines the accounting for changes in the fair value of the derivatives depending on the intended use of the derivative. FAS 133 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

          Accounting  for Computer  Software  Developed or Obtained for Internal
Use: In March 1998, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1").
SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. This pronouncement identifies the characteristics of internal use software and provides guidance on new cost recognition principles. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. SOP 98-1 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

          Disclosures about Fair Value of Financial Instruments: The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

          Restricted Cash and Cash equivalents. The carrying amount approximates fair value because of the

INTELLICALL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


short maturity of those instruments.

          Long-term debt. Based on the borrowing rates and terms of secured and subordinated loans which the Company believes are currently available, the fair value of long-term debt is $7.3 million ($21.2 million in 1997).

          Short-term debt. Based on the borrowing rates and terms of secured and subordinated loans which the Company believes are currently available, the fair value of short-term debt is $3.8 million ($4.9 million in 1997).

          Major Customers: The Company had one single customer who accounted for 14.6%, or $5.8 million of the Company's revenues in 1998. No single customer accounted for more than 10% of the Company's revenues during 1997. One single customer accounted for 10.5%, or $9.7 million, of the Company's revenues during 1996.

INTELLICALL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 2 - LONG-TERM DEBT AND LINE OF CREDIT

  The Company's debt consisted of the following (in thousands):

                                                                                            December 31,
                                                                                      1998              1997
                                                                                 -----------      -----------

Intellicall, Inc.
         8% Convertible subordinated notes, due 2000                             $   2,630        $    2,840
         8% Convertible subordinated notes, due 2001                                 5,000             5,000
         Convertible subordinated note, due 1999                                     1,000             1,000
         Asset-based note collateralized by certain assets, due 1999                 2,811             4,114
         Installment note, due 1998                                                     --                28
                                                                                 ---------         ---------
                                                                                    11,441            12,982
         Less unamortized debt discount                                               (318)             (450)
                                                                                 ---------         ---------
                                                                                    11,123            12,532
                                                                                 ---------         ---------
ILD Telecommunications, Inc.
         Senior secured debt, due 2001                                                  --             2,000
         Revolving credit facility, due 2001                                            --             1,957
         Term loan facility, due 2001                                                   --             5,000
         Promissory note payable, due 1998                                              --             2,700
         Promissory note payable, due 1999                                              --             1,000
         Convertible subordinated notes, due 2001                                       --             1,000
                                                                                 ---------         ---------
                                                                                        --            13,657
         Less unamortized debt discount                                                 --               (44)
                                                                                 ---------         ---------
                                                                                        --            13,613
                                                                                 ---------         ---------

              Total debt                                                            11,123            26,145

         Less: Current portion of long-term debt                                    (3,811)           (4,928)
                                                                                 ---------         ---------
              Total long-term debt                                               $   7,312         $  21,217
                                                                                 =========         =========


         On February 15, 1994 the Company issued a $1.0 million, 10.0%, convertible, subordinated note to T.J. Berthel Investments, L.P., whose ownership also controls 5.5% of the Company's outstanding common stock. Interest is payable quarterly and commenced March 31, 1994. The entire principal amount matures on March 31, 1999. The note may be converted by the holder into 160,000 shares of the Company's Common Stock at any time.

         On December 29, 1995 the Company completed the sale of $7.5 million of 8.0% convertible subordinated notes, due December 31, 2000, to Banca Del Gottardo in Lugano, Switzerland with the proceeds used to repay the previous lender and for working capital purposes. The notes were issued with warrants to purchase 300,000 shares of the Company's Common Stock at $4.20 per share. As a result of activating certain anti-dilution provisions, the warrants entitle the holder to purchase 412,637 shares of Common Stock, exercisable at $3.05 per share. The notes are convertible into 1,785,714 shares of the Company's Common

INTELLICALL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Stock at a price of $4.20 per share. As of December 31, 1998, $4.87 million of the Banca Del Gottardo Notes were converted to 1,159,517 shares of the Company's Common Stock. Interest is payable semi-annually and commenced June 30, 1996.

         On May 10, 1996 a majority-owned subsidiary of the Company during 1997, ILD Telecommunications, Inc. ("ILD") completed the sale of $1.0 million of 10.0% convertible subordinated notes, due May 10, 2001, to Triad-ILD Partners, L.P. and Morris Telecommunications, LLC in the amounts of $666,666.67 and $333,333.33, respectively. The notes can be converted at the rate of one (1) share of common stock of ILD for each $90.00 of principal then due the holder. Interest is paid quarterly.

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

         On November 22, 1996 the Company completed the sale of $5.0 million of 8.0% convertible subordinated notes, due November 22, 2001, to Banca Del Gottardo in Lugano, Switzerland with the proceeds used to repay a portion of the previous lender's debt and for working capital purposes. The notes were issued with warrants to purchase 200,000 shares of the Company's Common Stock at $5.00 per share. As a result of activating certain anti-dilution provisions, the warrants entitle the holder to purchase 251,234 shares of Common Stock, exercisable at $3.98 per share. The notes are convertible into one million shares of the Company's Common Stock at a price of $5.00 per share. Interest is payable semi-annually beginning May 1997.

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

INTELLICALL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


of the amount of the Total Facility payable on the first anniversary of the Agreement and one each subsequent anniversary thereof. Interest is paid monthly.

         The initial term of the Loan Agreement is three years at which time, unless extended, all amounts then outstanding must be repaid. The Loan Agreement contains prepayment penalties in the event it is terminated prior to expiration of its initial term. The Loan is secured by first and prior liens and security interests encumbering substantially all of the assets of the Company, including inventory, equipment, accounts receivable, general intangibles, trademarks and tradenames. The Loan Agreement contains various restrictions (including a prohibition against the payment of dividends, limitations on capital expenditures, and restrictions on investments) and financial ratio maintenance requirements (including minimum working capital and net worth requirements). In January 1999 the Company retired all of its obligations to Finova (See Note 10).

         On August 29, 1997 ILD entered into a Loan and Security Agreement with Nationsbank, N.A. ("Nations") pursuant to which Nations agreed to loan ILD up to $20,000,000 (the "Revolving Credit Loan") based on an available borrowing base comprised primarily of ILD's receivables, inventory, contract rights, general intangibles, equipment, and deposit accounts. Borrowing under the revolving credit loan bears interest at the current rate which is calculated (a) in the case of Prime Rate Advances and LIBOR Advances made prior to December 30, 1998, as the sum of the Prime Rate plus .50% per annum and LIBOR plus 2.75% per annum, respectively, (b) in the case of Prime Rate Advances and LIBOR Advances made on or after December 31, 1998, as the sum of the Prime Rate plus an amount dependent on the calculation of Senior Funded Debt/EBITDA (as defined) and is payable monthly. ILD borrowed $1,221,000 on the Revolving Credit Loan to pay for assets acquired from WorldCom (see Note 8). The Revolving Credit Loan has an unused line fee of one-quarter of one percent (0.25%) per annum of the difference between $20,000,000 and the average daily outstanding balances of the revolving credit loans during the period for which the unused line fee is due. ILD further paid a closing fee of $300,000 to Nations and an annual administrative fee of $25,000. The Revolving Credit Loan's initial term ends February 13, 2001.

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

INTELLICALL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

         Aggregate maturities of long-term debt in the next three years are $3,811,000, $2,630,000 and $5,000,000.


NOTE 3 - STOCKHOLDERS' EQUITY

         Accounting for Stock-based Compensation: In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("FAS 123"), was issued. The statement requires the fair value of stock options and other stock-based compensation issued to employees to either be included as compensation expense in the income statements of companies or the proforma effect on net income and earnings per share of such compensation expense to be disclosed in the footnotes to the Company's financial statements beginning in 1996. The Company has elected to adopt FAS 123 on a disclosure basis only. Had compensation cost for the Company's stock option plans been determined based on the fair market value at the grant dates for awards under those plans consistent with the method provided by FAS 123, the Company's net loss and net loss per share would have been reflected by the following proforma amounts for the years ended December 31, 1998, 1997 and 1996:


                                                                     Year Ended December 31,

                                                               1998           1997            1996
                                                               ----           ----            ----
                  Net loss
                  available to
                  common            As reported           $  1,856,000     $11,091,000     $4,995,000
                  shareholders      Proforma              $  2,509,000     $12,179,000     $5,877,000

                  Basic and
                  diluted net       As reported           $       0.19     $      1.20     $     0.62
                  loss per share    Proforma              $       0.26     $      1.31     $     0.74


  The fair value of each grant is estimated on the date of grant using the Black-Scholes Option pricing model

INTELLICALL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


with the following weighted-average assumptions used for grants during the years ended December 31, 1998, 1997 and 1996:


                                                 Year Ended December 31,

                                               1998       1997       1996
                                               ----       ----       ----

          Dividend yield                        --          --         --
          Expected volatility                 46.85%      66.95%     65.49%
          Risk free interest rate              5.59%       5.96%      6.55%
          Option term                       10 years     9 years    9 years

INTELLICALL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


  The weighted average fair value for all options granted in 1998, 1997 and 1996 was $2.86, $3.53 and $4.06 respectively.

             Stock Option Plans: The Company maintains a Nonqualified Stock Option ("NSO") Plan, an Incentive Stock Option ("ISO") Plan (as amended) and a Directors' Stock Option ("DSO") Plan (adopted in 1991). The number of shares which may be granted under the NSO, ISO Plans, and DSO Plans may not exceed 600,000, 1,995,000, and 350,000, respectively. ISO's and NSO's are exercisable at such times and in such installments as the Organization and Compensation Committee of the Board of Directors (the "Committee") shall determine at the time of grant. In the case of ISO's and DSO's, the option price of the shares cannot be less than the fair market value of the underlying common stock at the date of the grant. In the case of NSO's, the option price is determined by the Committee and cannot be less than 85% of the fair market value of the underlying common stock. Options expire at such time as the Committee shall determine at the time of grant, but in the case of ISO's and DSO's no later than ten years from the grant date. Options vest as follows: 50% on December 31 of the year of grant and 25% on December 31 of the following two years. All options granted under all plans in 1998, 1997 and 1996 were issued at fair market value.

NSO PLAN
Stock option activity under the NSO Plan was:

                                                                      Weighted Average

                                                      Options             Option Price
                                                      -------             ------------


Outstanding at December 31, 1995...............       600,000                    $4.61

Activity.......................................            --                       --
                                                      -------

Outstanding at December 31, 1996...............       600,000                     $4.61

Activity.......................................            --                        --
                                                      -------

Outstanding at December 31, 1997...............       600,000                     $4.61

Activity.......................................            --                        --
                                                      -------

Outstanding at December 31, 1998...............       600,000                     $4.61
                                                      =======



At December 31, 1998, 1997 and 1996, there were no shares available to be granted under the NSO plan.

INTELLICALL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


ISO PLAN
Stock option activity under the ISO Plan was:

                                                                      Weighted Average

                                                      Options             Option Price
                                                      -------             ------------

Outstanding at December 31, 1995...............     1,173,320                    $5.63

Granted........................................       142,000                    $4.57

Exercised......................................       (32,200)                   $4.61

Canceled......................................       (141,505)                   $7.85
                                                    ---------

Outstanding at December 31, 1996...............     1,141,615                    $5.24

Granted........................................       239,880                    $4.62

Exercised......................................       (63,925)                   $4.21

Canceled.......................................      (120,065)                   $5.28
                                                     --------

Outstanding at December 31, 1997...............     1,197,505                    $5.17

Granted........................................       207,500                    $4.27

Exercised......................................       (46,715)                   $3.96

Canceled.......................................      (129,085)                   $5.49
                                                    ---------

Outstanding at December 31, 1998...............     1,229,205                    $5.03
                                                    =========



  At December  31,  1998,  1997 and 1996,  there were  392,455,  870 and 120,685 shares, respectively, available for grant under the ISO Plan.

DSO PLAN
Stock option activity under the DSO Plan was:

                                                                      Weighted Average

                                                      Options             Option Price

Outstanding at December 31, 1995...............       140,000                    $6.65

Granted........................................        60,000                    $3.50
                                                    ---------

Outstanding at December 31, 1996..............        200,000                    $5.70

Canceled......................................         30,000)                   $6.04
                                                    ---------

Outstanding at December 31, 1997..............        170,000                    $5.64

Granted.......................................         30,000                    $4.56
                                                    ---------

Outstanding at December 31, 1998..............        200,000                    $5.48
                                                    =========


INTELLICALL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



There were 100,000, 130,000 and 100,000 shares available for grant at December 31, 1998, 1997 and 1996, under the DSO Plan.

OTHER DIRECTORS' OPTIONS

  The Company issued to certain members of the Board of Directors options prior to the establishment of the DSO Plan.

  Stock option activity pursuant to these options was:

                                                                      Weighted Average

                                                      Options             Option Price
                                                      -------             ------------

Outstanding at December 31, 1995..............         60,000                   $11.08

Activity......................................             --                       --
                                                    ---------

Outstanding at December 31, 1996..............         60,000                   $11.08

Activity......................................             --                       --
                                                    ---------

Outstanding at December 31, 1997..............         60,000                   $11.08

Canceled......................................        (15,000)                  $ 7.56
                                                    ---------

Outstanding at December 31, 1998...............        45,000                   $12.25
                                                    =========


INTELLICALL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


  The following tables summarize information about the fixed-price stock options outstanding at December 31, 1998:

NSO PLAN


                                            Options Outstanding                                       Options Exercisable
                -------------------------------------------------------------------     --------------------------------------------
                                            Weighted-Average           Weighted-                                  Weighted-
     Range of            Outstanding           Remaining                Average            Exercisable at          Average
  Exercise Prices        at 12/31/98        Contractual Life        Exercise Price            12/31/98         Exercise Price
  ---------------        -----------        ----------------        --------------            --------         --------------

           $3.625            430,000               4.0 years                 $3.63               430,000                 $3.63

            6.625            100,000               2.9 years                  6.63               100,000                  6.63

            7.750             70,000               1.7 years                  7.75                70,000                  7.75
                            --------                                                            --------

   $3.625 - 7.750            600,000               3.6 years                 $4.61               600,000                 $4.61
                           =========                                                            ========




ISO PLAN


                                            Options Outstanding                                       Options Exercisable
                -------------------------------------------------------------------     --------------------------------------------
                                            Weighted-Average           Weighted-                                  Weighted-
      Range of           Outstanding           Remaining                Average            Exercisable             Average
  Exercise Prices         at 12/31/98       Contractual Life        Exercise Price         at 12/31/98         Exercise Price
  ---------------        ------------       ----------------        --------------         -----------         --------------

            $1.688            25,000              10.0 years                 $1.69                12,500                  $1.69

      3.375 - 4.50           621,825               5.9 years                  3.91               589,200                   3.90

     4.625 - 5.625           330,880               8.2 years                  4.99               224,630                   5.11

      5.813 - 8.00           176,500               3.4 years                  7.27               170,250                   7.32

              10.375          75,000               5.3 years                 10.38                75,000                  10.38
                          ----------                                                            --------

     $1.688 - 10.375       1,229,205               6.2 years                 $5.03             1,071,580                 $5.12
                           =========                                                           =========





INTELLICALL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

DSO PLAN & OTHER DIRECTORS OPTIONS


                                            Options Outstanding                                     Options Exercisable
                    -------------------------------------------------------------------  -------------------------------------------
                                            Weighted-Average           Weighted-                                     Weighted-
     Range of            Outstanding           Remaining                Average               Exercisable at          Average
  Exercise Prices        at 12/31/98        Contractual Life        Exercise Price               12/31/98          Exercise Price
  ---------------        -----------        ----------------        --------------               --------          --------------
            $3.50              60,000               7.2 years                 $3.50                 60,000                $3.50

             4.56              30,000               9.2 years                  4.56                 20,000                 4.56

             5.75              20,000               3.1 years                  5.75                 20,000                 5.75

             6.25              40,000               4.2 years                  6.25                 40,000                 6.25

             6.63              30,000               3.1 years                  6.63                 30,000                 6.63

             9.25              20,000               5.2 years                  9.25                 20,000                 9.25

            11.00              20,000               0.2 years                 11.00                 20,000                11.00

            13.25              25,000               1.2 years                 13.25                 25,000                13.25
                                 ------                                                              -------

    $3.50 - 13.25             245,000               4.7 years                 $6.72                235,000                $6.81
                                =======                                                              =======




          Stock Option Plans for ILD Telecommunications, Inc.: ILD Telecommunications, Inc. maintains a Non-qualified Stock Option ("NSO") Plan and an Incentive Stock Option ("ISO") Plan. The number of shares which may be granted under the NSO and ISO Plans may not exceed 49,500 shares to directors, officers, and employees. Options under the Plan have a five year life. Options granted in 1996 vested immediately. Options granted in 1997 vest ratably over a three year period. ILD was not consolidated with the Company in 1998, therefore option activity for 1998 is not included in the following schedules.

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
                                                                                        ========


INTELLICALL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

ISO PLAN

Stock option activity under the ISO Plan was:

                                                                                                            Weighted Average

                                                                                        Options                 Option Price
                                                                                        -------                 ------------
Outstanding at May 10, 1996........................................                          --                           --

Granted............................................................                      19,350                       $24.20
                                                                                         ------

Outstanding at December 31, 1996...................................                      19,350                       $24.20

Granted............................................................                      23,650                      $126.90
                                                                                         ------

Outstanding at December 31, 1997....................................                     43,000                       $80.68
                                                                                         ======


  At December 31, 1997 and 1996 there were 11,675 and 5,825 shares available to be granted.


EMPLOYEE STOCK PURCHASE PLAN FOR INTELLICALL

          On November 16, 1995 the Company adopted the Intellicall Employee Stock Purchase Plan (the "ESPP"). After the offering period ending December 31, 1998, there remain authorized and available for sale to employees an aggregate of 257,069 shares of the Company's common stock. The maximum number of shares subject to each option under the ESPP is determined on the date of grant and equals the sum of the payroll deductions authorized by each participating employee (up to 10.0% of regular pay) divided by 85.0% of the lower of the fair market value of a share of common stock on either the first or last trading day of each offering period. Each offering period is approximately six months in duration and commences on the first trading day on or after January 1 and terminates on the last trading day ending the following June 30, or commences on the first trading day on or after July 1 and terminates on the last trading day ending the following December 31. Under the ESPP, 9,927 shares were issued at $3.08 for the offering period ended June 30, 1996; 8,998 shares at $4.675 for the offering period ended December 31, 1996; 8,190 shares at $3.936 for the offering period ended June 30, 1997; 4,911 shares at $3.825 for the offering period ended December 31, 1997; 3,335 shares at $3.347 for the offering period ended June 30, 1998; and 1,603 shares at $1.859 for the offering period ended December 31, 1998.

          Common Stock: At December 31, 1998, there were 3,793,934 shares of common stock reserved for options and warrants.

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

INTELLICALL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



          Commencing 90 days after the Closing Date, the preferred stock, plus all accrued stock dividend premiums at 7% annually, is convertible into common stock of the Company at the option of each Investor at a conversion price equal to the lower of $5.05 per share (the "Fixed Conversion Price") or eighty percent (80%) of the average fifteen day trading price preceding the date of conversion (the "Variable Conversion Price"). However, in the event any Investor acquires common stock upon conversion of the preferred stock and the conversion price is based on the Variable Conversion Price, such Investor must pay a fee to the Company as follows:

          (a) in the event the issuance of such common stock occurs from 91 to 180 days after the Closing Date, the fee payable to the Company is 25% times the Variable Conversion Price times the number of such shares of common stock; and

          (b) in the event the issuance of such common stock occurs from 181 to 365 days after Closing Date, the fee payable to the Company is 6.25% times the Variable Conversion Price times the number of such shares of common stock.

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

          As of December 31, 1998, $3.5 million of the Company's Series A convertible preferred stock had been converted for 2.1 million shares of common stock. The Company filed a registration statement on the common stock underlying the conversion of the preferred stock on September 5, 1997.

INTELLICALL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

          Series B-2 Redeemable Preferred Stock was issued by ILD upon ILD's acquisition of WorldCom assets (see Note 8). Each share of the Series B-2 Redeemable Preferred Stock has a stated value of $100 and entitles the holder to receive an annual cumulative dividend of $8.50 payable semi-annually. Subject to certain restrictions in loan agreements, each holder has the right, commencing on the fifth anniversary date after issuance, to require ILD to purchase the holder's shares at the stated value of $100 per share, making such Series B-2 stock mandatorily redeemable. ILD, at its discretion, has the right to purchase the holder's shares at the stated value of $100 per share for all shares not previously purchased. Series B-2 Redeemable Preferred Stock is nonvoting, but has preference over ILD's Common Stock and Series A Convertible Preferred Stock.

          Series B-3 Redeemable Preferred Stock was issued by ILD upon ILD's acquisition of Interlink (see Note 8). Each share of the Series B-3 Redeemable Preferred Stock has a stated value of $300 and entitles the holder to receive an annual cumulative dividend of $18.00 payable quarterly. Subject to certain restrictions in loan agreements, each holder has the right, commencing on the fifth anniversary date after issuance, to require ILD to purchase the holder's shares at the stated value of $300 per share, making such Series B-3 stock mandatorily redeemable. ILD, at its discretion, has the right to purchase the holder's shares at the stated value of $300 per share for all shares not previously purchased. Series B-3 Redeemable Preferred Stock is nonvoting, but has preference over ILD's Common Stock and Series A Convertible Preferred Stock.

          Common Stock Purchase Warrants: In connection with the December 29, 1995 subordinated debt issuance discussed in Note 2, and a result of activating certain anti-dilution provisions, Banca Del Gottardo holds warrants entitling the holder to purchase 412,637 shares of common stock, exercisable at $3.05 per share. These warrants vested immediately and expire upon the date of maturity of the underlying debt.

          In connection with the issuance of the subordinated debt and as a result of activating certain anti-dilution provisions, a third party holds an additional Warrant to purchase 304,766 shares of common stock exercisable at $2.76 per share. These warrants vested immediately and expire upon the date of maturity of the underlying debt.

INTELLICALL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


          In November 1996, the Company issued additional subordinated debt to Banca Del Gottardo as discussed in Note 2, and as a result of activating certain anti-dilution provisions, Banca Del Gottardo holds warrants entitling the holder to purchase 251,234 shares of common stock at $3.98 per share. In addition, a third party holds an additional warrant to purchase 203,637 shares at $3.68. These warrants vested immediately and expire upon the date of maturity of the underlying debt.

INTELLICALL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 4 - INCOME TAXES

          Differences between the expected income tax benefit calculated using the statutory federal income tax rate and the actual income tax provision are (in thousands):

                                                                                            Year Ended December 31
                                                                                            ----------------------

                                                                         1998                      1997                      1996
                                                                         ----                      ----                      ----

Expected income tax benefit at the statutory rate............           $(631)                  $(3,759)                  $(1,731)

Amortization of cost in excess of net assets

     of acquired businesses........................                        31                        31                        31

Other:

   Refund of federal income taxes...................                       --                        --                      (622)

   Minority interest................................                       --                       277                      (101)

   Other............................................                       (1)                        6                        --

   Operating loss not benefited.....................                      601                     3,722                     2,423
                                                                      -------              ------------                 ---------

Income tax provision................................               $       --              $        277               $        --
                                                                   ==========              ============               ===========



          The tax effect of temporary differences that give rise to a significant portion of deferred tax assets and deferred tax liabilities consisted primarily of timing differences in the recognition of license fee revenues and related costs, provisions for doubtful accounts in excess of write-offs, warranty costs, inventory reserves, gain or loss on sale of assets, software development and operator services costs, and excess tax depreciation.

          At December 31, 1998 the Company has net operating loss carryforwards of $47.8 million for federal income tax reporting purposes. Such carryforwards, which may provide future tax benefits, do not expire before 2007. Additionally, in conjunction with the Alternative Minimum Tax ("AMT") rules, the Company has available a minimum tax credit carryforward for tax purposes of $126,541. Such credit may be carried forward indefinitely as a credit against regular tax liability.

          The Company received no income tax refunds in 1998 or 1997. The Company received a net tax refund of $1.3 million in 1996. The Company received the refund as a result of a ten-year carryback claim under Section 172(f) of the Internal Revenue Code. The refund was associated with a claim of $4,534,487 of Net Operating Loss. The Company also used $448,459 of its Alternative Minimum Tax ("AMT") credit, the result of being subject to AMT in the fiscal year ended June 30, 1989.

INTELLICALL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


          Significant components of the Company's deferred tax assets and deferred tax liabilities under FAS 109 are (in thousands):

                                                                                                       December 31,

                                                                                              1998                        1997
                                                                                              ----                        ----

Deferred tax assets:

     Investment in subsidiary.................................                            $    824                           -

     Other reserves and accruals...............................                                974                      $2,302

     Net operating loss carryforwards..........................                             16,238                      14,756

     Unused alternative minimum tax credits....................                                127                         127

     Deferred revenue..........................................                                 86                         147
                                                                                          --------                    --------

 Total gross deferred tax assets...............................                             18,249                      17,332
                                                                                          ========                    ========



Deferred tax liabilities:

     Bad debt reserves.........................................                               (183)                       (370)

     Depreciation and amortization.............................                               (584)                       (478)
                                                                                         ---------                   ---------

Total gross deferred tax liabilities...........................                               (767)                       (848)
                                                                                         ---------                   ---------



Less valuation allowance.......................................                            (17,482)                    (16,484)
                                                                                          --------                    --------



Net deferred tax assets........................................                         $       --                  $       --
                                                                                        ==========                  ==========


The  valuation   allowance  on  deferred  tax  assets   reflects  the  Company's
uncertainty regarding realization of such assets due to recent operating loss trends.


NOTE 5 - BASIC AND DILUTED NET LOSS PER SHARE

          Basic and diluted net loss per share has been computed in accordance with FAS 128 and is based on the weighted average number of common shares outstanding during 1998, 1997 and 1996. The weighted average common shares outstanding were 9,927,000, 9,268,000 and 8,024,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

          Diluted net loss per share gives effect to all dilutive potential common shares that were outstanding during the period. The Company had a net loss for each of the three years ended December 31, 1998; therefore, none of the Series A preferred shares, convertible into common stock as described in Note 3, or the options or warrants outstanding in Note 3 or the shares of common stock to be issued upon conversion of debt to equity at each of the period ends were included in the diluted net loss per share calculation for the years ended December 31, 1998, 1997, and 1996, as they were anti-dilutive. The denominator (the number of shares) and the numerator (net loss) is the same for the basic and diluted EPS computations for all periods presented.

INTELLICALL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 6 - COMMITMENTS

          The Company leases its office space, manufacturing facility, and certain office equipment under operating leases.

          Future minimum rental commitments under noncancelable operating leases are (in thousands):

          1999...................................................     $  446
          2000...................................................        429
          2001...................................................        365
          2002...................................................        155
          2003...................................................         --
                                                                      ------

                                                                      $1,395
                                                                      ======

          Total operating lease expense was $610,000, $1,011,000 and $840,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

INTELLICALL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 7 - BUSINESS SEGMENTS


          The Company has two reportable segments, services and equipment. The services segment provides billing and collection services to owners of payphones who use the Company's automated operator technology. The equipment segment manufactures and sells payphones, switches and related software.

          The accounting policies of the segments are the same as those described in Note 1, Business and Significant Accounting Policies. The Company evaluates segment performance based on revenues, gross profit and net income before taxes and interest.

          Financial information that is provided to the chief operating decision maker includes revenues, gross profit and net income. Note that there are no intersegment revenues. The Company's primary measure of profit, net income, is that by which it formulates decisions and communicates to investors and analysts. Gross profit data is provided for additional information. Financial information internally reported for the years ended December 31, 1998, 1997 and 1996 is as follows:




                                                   YEAR ENDED DECEMBER 31, 1998



                                 SERVICES         EQUIPMENT          SUBTOTAL            CORPORATE(3)           TOTAL
                                 --------         ---------          --------            ------------           -----



              REVENUES(1)           25,769            13,859            39,628                                   39,628

                                     65.0%             35.0%            100.0%



             GROSS PROFIT              821            2,259              3,080                      --            3,080

                                     26.7%            73.3%             100.0%



     NET INCOME (LOSS)(2)             215           (7,697)            (7,482)                   5,626           (1,856)

                                      2.8%           100.0%                N/A

(1)   Equipment revenues include international sales of $2,798.

(2) Percentage is determined based on the greater of the absolute amount of all segments reporting a profit or all segments reporting a loss. The absolute amount of all segments reporting a profit is $215, while the absolute value of all segments reporting a loss is $7,697. Accordingly, the percentages are calculated based on a denominator of $7,697.

(3) Note that "corporate" is not a segment. As a consequence, percentage amounts are not calculated for "Corporate".


                                      F-32

INTELLICALL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------






                                                   YEAR ENDED DECEMBER 31, 1997





                                 SERVICES         EQUIPMENT          SUBTOTAL            CORPORATE(4)           TOTAL
                                 --------         ---------          --------            ------------           -----



              REVENUES(1)           97,673            19,313            116,986                                  116,986

                                     83.5%             16.5%             100.0%



          GROSS PROFIT(2)            9,843           (2,616)              7,227                     --            7,227

                                    100.0%             26.6%                N/A



     NET INCOME (LOSS)(3)            8,941          (17,408)            (8,467)                 (2,438)         (10,905)

                                     51.4%            100.0%                N/A


(1)   Equipment revenues include international sales of $2,575.

(2) Percentage is determined based on the greater of the absolute amount of all segments reporting a positive gross profit or all segments reporting a negative gross profit. The absolute amount of all segments reporting a positive gross profit is $9,843, while the absolute value of all segments reporting a negative gross profit is $2,616. Accordingly, the percentages are calculated based on a denominator of $9,843.

(3) Percentage is determined based on the greater of the absolute amount of all segments reporting a profit or all segments reporting a loss. The absolute amount of all segments reporting a profit is $8,941, while the absolute value of all segments reporting a loss is $17,408. Accordingly, the percentages are calculated based on a denominator of $17,408.

(4) Note that "corporate" is not a segment. As a consequence, percentage amounts are not calculated for "Corporate".


INTELLICALL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------







                                                   YEAR ENDED DECEMBER 31, 1996



                                 SERVICES         EQUIPMENT          SUBTOTAL            CORPORATE(4)           TOTAL
                                 --------         ---------          --------            ------------           -----



              REVENUES(1)           76,905            15,884            92,789                                 92,789

                                     82.9%             17.1%            100.0%



          GROSS PROFIT(2)            8,827           (1,806)             7,021                     --           7,021

                                    100.0%             20.5%               N/A



     NET INCOME (LOSS)(3)             8,163         (12,712)           (4,549)                   (446)          (4,995)

                                      64.2%           100.0%               N/A


(1)  Equipment revenues include international sales of $3,934.

(2) Percentage is determined based on the greater of the absolute amount of all segments reporting a positive growth profit or all segments reporting a negative gross profit. The absolute amount of all segments reporting a positive gross profit is $8,827, while the absolute value of all segments reporting a negative gross profit is $1,806. Accordingly, the percentages are calculated based on a denominator of $8,827.

(3) Percentage is determined based on the greater of the absolute amount of all segments reporting a profit or all segments reporting a loss. The absolute amount of all segments reporting a profit is $8,163, while the absolute value of all segments reporting a loss is $12,712. Accordingly, the percentages are calculated based on a denominator of $12,712.

(4) Note that "corporate" is not a segment. As a consequence, percentage amounts are not calculated for "Corporate".

INTELLICALL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 8 - ACQUISITIONS MADE BY ILD TELECOMMUNICATIONS

          On September 2, 1997 the Company announced that its majority owned subsidiary, ILD Telecommunications, Inc. (ILD), purchased the operator services business and related assets from WorldCom, Inc. ("WorldCom"). The assets acquired by ILD include the operator services and related long distance customer contracts, operator service centers in San Antonio, Texas, Las Vegas, Nevada and Boca Raton, Florida and switching facilities in Dallas, Texas and Los Angeles, California as well as WorldCom's billing and collection operations and inmate operator services businesses. ILD also entered into a long-term operator services agreement with WorldCom to handle the international and domestic operator services requirements of WorldCom. In addition, ILD entered into a network services contract with WorldCom.

          The acquisition was accounted for under the purchase method as prescribed by Accounting Principles Board No. 16 "Business Combinations". The results of operations of the acquired business are included in the consolidated financial statements from the date of acquisition through December 31, 1997. The purchase price was $21.4 million net of $1.2 million of liabilities assumed. ILD paid $550,000 in cash, issued 111,960 shares of redeemable preferred stock at $100 per share, issued 34,403.67 shares of its common stock valued at $3,750,000, and entered into loan agreements with Nationsbank in the amount of $6.2 million (including $325,000 of debt costs - see Note 2).

          Approximately $15.5 million was assigned to the excess of purchase price over the fair value of net assets of the business acquired. The asset is amortized using the straight-line method over 25 years. Also, $2.5 million was assigned to contracts acquired and are being amortized over 6 years.

          The following unaudited proforma consolidated results of operations for the years ended December 31, 1997 and 1996 are presented as if the WorldCom acquisition had been made at the beginning of each period presented. The unaudited proforma information is not necessarily indicative of either the results of operations that would have occurred had the purchase been made during the periods presented or the expected future results of the combined operations. The Company's financial statements have not been consolidated with those of ILD's for the year ended December 31, 1998, therefore information for 1998 has not been included in the following table.


                                                    Year ended December 31,
                                                 (in thousand, except per share)

                                                 1997                 1996
                                               ----------          ----------


Net sales                                       $168,862             $186,288

Net loss available to common shareholders        (11,027)              (5,826)

Basic and diluted net loss per common share        (1.19)                (.73)

INTELLICALL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------





          On December 15, 1997 ILD also acquired all of the outstanding common stock of Interlink Telecommunications, Inc. ("Interlink"), a switched reseller of long distance services and provider of enhanced services including operator services, prepaid calling cards and prepaid local service. Interlink is located in Atlanta, Georgia and principally serves the southeastern United States.

          The acquisition was accounted for as a purchase whereby the excess purchase price over net assets acquired was recorded based upon the fair values of assets acquired and liabilities assumed. The results of operations of the acquired business were included in the consolidated financial statements from the date of acquisition through December 31, 1997. The purchase price was $11.4 million. ILD accomplished the acquisition of the Interlink common stock through issuance of the following consideration; (i) $2,000,000 in cash; (ii) $2,700,000 in the form of a promissory note; (iii) $1,000,000 in the form of a promissory note; (iv) 16,117 shares of ILD's common stock valued at $175 per share; (v) 6,667 shares of ILD's Series B-3 Redeemable Preferred Stock valued at $300 per share which is mandatorily redeemable; and (vi) $850,000, payable $425,000 on June 1, 1998 and $425,000 on June 1, 1999, for a five year consulting agreement.

          Approximately $10.6 million has been assigned to the excess of purchase price over the fair value of net assets of the business acquired. The asset is amortized using the straight-line method over 25 years. Also $2.0 million was assigned to the non-compete agreement and is being amortized over 5 years.

          On January 1, 1998 the Company sold its prepaid services operation to ILD Telecommunications, Inc. in exchange for (i) $2,000,000 in cash, (ii) forgiveness of the Company's promissory note in the original principal amount of $2,000,000 which had previously been executed and delivered to ILD to purchase 18,348.62 shares of ILD common stock valued at $109 a share, and (iii) a $1,000,000 promissory note due at the earlier of the date of ILD's public offering or December 31, 1998. The cash proceeds were used to further reduce the Company's indebtedness to Finova. The Company recorded a $835,000 gain on the sale of the prepaid services operation with the balance recorded as deferred gain on sale of assets to an unconsolidated investee. As of December 31, 1998, the Company had $968,000 of deferred gain.

          As stated in Note 1, the Company's ownership interest declined below 50% as of January 1, 1998, therefore the Company has not consolidated its financial position and results of operations, with those of ILD.

NOTE 9 - LITIGATION AND CONTINGENCIES

          In April 1997, U.S. Long Distance, Inc. ("USLDI") filed a Second Amended Complaint against the Company, the ("Lawsuit"). The complaint sought actual damages of $4.0 million, exemplary damages, attorney's fees and interest for the Company's alleged tortious interference of USLDI's existing and prospective contractual relationships with PhoneTel Technologies, Inc. ("PhoneTel"). The Second Amended Complaint alleged the Company and its then subsidiary, Intellicall Operator Services, Inc., interfered with USLDI's existing contractual relationship with PhoneTel, another defendant, when PhoneTel executed an operator services

INTELLICALL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


agreement with the Company and its subsidiary. On July 24, 1998, The Company, Intellicall Operator Services and ILD settled the Lawsuit with USLDI through the collective payment of $225,000 (of which approximately $112,500 was paid by the Company) and execution of a mutual release of all claims.


NOTE 10 - SUBSEQUENT EVENT

          On January 27, 1999, the Company closed and commenced funding under a Receivables Sale Agreement (the "RFC Agreement") with RFC Capital Corporation ("RFC") pursuant to which RFC has agreed to purchase from the Company certain telecommunication receivables generated by the Company in the ordinary course of the Company's business. The RFC Agreement calls for RFC to purchase eligible receivables from the Company from time to time upon presentation thereof for a purchase price equal to the net value of such receivables. Net value is designed to yield RFC an effective interest rate of prime plus 2.75% plus allow RFC to retain a holdback of five percent of the face amount of the receivables, net of collections, against future collection risk.

          Under the RFC Agreement the Company performs certain servicing, administrative and collection functions with respect to the receivables sold to RFC. Also, pursuant to the terms of the RFC Agreement, the Company has granted to RFC a security interest in and to the Company's receivables not sold to RFC and the Company's customer base relating to the generation of such accounts receivable.

          The initial term of the RFC Agreement is to December 21, 2000.


                                                          INTELLICALL, INC.

                                           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                           (IN THOUSANDS)

                                                                          Additions
                                                               ------------------------------------
                                                 Balance at
                                                 Beginning    Charged to Costs   Charged to Other    Deductions-    Balance at End
              Description                        of Period    and Expenses     Accounts - Describe   Describe       of Period
----------------------------------------------   ---------    ---------------   -------------------  -----------    --------------

Year Ended December 31, 1998:
          Allowance for doubtful
              accounts........................  $      4,422  $      4,688(c)  $             --   $    (5,693)(a)   $      3,417
                                                ============  ============     ================   ===========       ============



Year Ended December 31, 1997:
          Allowance for doubtful
              accounts........................  $      3,610  $      9,331     $            --   $     (6,407)       $    6 ,534

          Allowance for doubtful accounts -
              notes receivable................  $       1,762 $         --     $            --   $     (1,762)       $        --
                                                    ========= ============    ================   ============        ===========


Year Ended December 31, 1996:
          Allowance for doubtful
              accounts........................  $       3,674 $      3,793     $             --   $    (3,857)(a)(b)  $     3,610
                                                ============= ============     ================   ===========         ===========

          Allowance for doubtful accounts -
              notes receivable................  $      2,718  $         --     $             --   $      (956)(a)     $     1,762
                                                ============  ============     ================   ===========         ===========


(a) Write-off of uncollectible accounts.
(b) Includes  $912,000  reserved  directly  against another asset.
(c) Includes $94,000 reserved from a related party receivable.