Form 10-K/A
period 1998-12-31
INTELLICALL INC
filed 1999-03-29
CIK 818674

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

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

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K.
[ X ]

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

           Documents Incorporated By Reference:

           The information required by Part III of this Form 10-K/A Annual Report is incorporated by reference from the registrant's definitive proxy statement to be filed not later than 120 days after the end of the 1998 fiscal year.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 1999                     INTELLICALL, INC.

                                   /s/    John J. McDonald, Jr.
                                   ----------------------------

                                   By:    John J. McDonald, Jr.
                                          President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 29, 1999.

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


          In connection with the issuance of the subordinated debt and as a result of activating certain anti-dilution provisions, a third party holds an additional Warrant to purchase 200,000 shares of common stock exercisable at $4.20 per share. These warrants vested immediately and expire upon the date of maturity of the underlying debt.

INTELLICALL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



       In November 1996, the Company issued additional subordinated debt to Banca Del Gottardo as discussed in Note 2, and as a result of activating certain anti-dilution provisions, Banca Del Gottardo holds warrants entitling the holder to purchase 251,234 shares of common stock at $3.98 per share.
In addition,  a third party holds an  additional  warrant to purchase
150,000 shares at $5.00. These warrants vested immediately and expire upon the date of maturity of the underlying debt.

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