Form 10-Q
period 1999-03-31
INTELLICALL INC
filed 1999-05-14
CIK 818674

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


                (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

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

         Yes   X                                       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         Outstanding at
               Class                                      May 13,1999
----------------------------------------                  -----------
Common Stock $.01 par value                                12,074,385
--------------------------------------------------------------------------------

INDEX

INTELLICALL, INC.

Part I.           Financial Information

     Item 1.      Financial Statements

                  Balance Sheets at March 31, 1999
                  (Unaudited) and December 31, 1998............................1

                  Statements of Operations for each of the
                  three month periods ended March 31, 1999 and 1998
                  (Unaudited)       ...........................................3

                  Statements of Cash Flows for each of the three month periods ended March 31, 1999 and 1998
                  (Unaudited)       ...........................................4

                  Notes to Financial Statements................................5

     Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................15

Part II.          Other Information

     Item 6.      Exhibits and Reports on Form 8-K............................21

Signatures....................................................................22

Part I.  Financial Information
     Item 1.  Financial Statements

INTELLICALL, INC.
       BALANCE SHEETS

ASSETS
(in thousands)

                                                                                   March 31, 1999           December 31, 1998
                                                                                   --------------           -----------------
                                                                                     (unaudited)
Current assets

     Cash and cash equivalents .............................................           $       25              $      16

     Receivables............................................................                7,889                 11,267

          Less allowance for doubtful accounts..............................                3,053                  3,417
                                                                                        ---------              ---------

                                                                                            4,836                  7,850

     Inventories, net.......................................................                4,549                  5,177

     Receivables from related party, net....................................                  598                    658

     Other current assets...................................................                  124                    197
                                                                                        ---------              ---------

          Total current assets..............................................               10,132                 13,898

Fixed assets, net...........................................................                1,318                  1,425

Capitalized software costs, net.............................................                2,608                  2,481

Notes receivable, net.......................................................                  982                  1,074

Intangible assets, net......................................................                  726                    749

Equity investment...........................................................                1,122                  1,491

Other assets, net...........................................................                1,264                  1,286
                                                                                        ---------              ---------

                                                                                         $ 18,152               $ 22,404
                                                                                         ========               ========




See notes to financial statements.

INTELLICALL, INC.
BALANCE SHEETS (CONTINUED)
LIABILITIES AND STOCKHOLDERS' EQUITY
(in thousands, except share information)

                                                                                March 31,1999        December 31, 1998
                                                                                -------------        -----------------
                                                                                 (Unaudited)
Current liabilities
     Accounts payable..........................................                       $ 2,961                  $ 2,085
     Accrued transmission, customer commissions and billing
         charges...............................................                           734                      880
     Deferred revenue..........................................                            84                       84
     Accrued liabilities.......................................                           994                      968
     Current portion of long-term debt ........................                         1,000                    3,811
                                                                                     --------             ------------
     Total current liabilities.................................                         5,773                    7,828
Long-term debt ................................................                         7,343                    7,312
Deferred gain on sale of assets................................                           968                      968
Other liabilities..............................................                           250                      250
Commitments and contingent liabilities.........................                            --                       --
                                                                                   ----------            -------------
      Total liabilities                                                                14,334                   16,358
Stockholders' equity
     Preferred stock, $.01 par value; 1,000,000 shares
         authorized;  zero and 510 shares issued
         and outstanding, respectively.........................                            --                        1
     Common stock, $.01 par value; 20,000,000 shares
          authorized; 12,074,385 and 11,738,001 shares issued,
          respectively.........................................                           121                      117
     Additional paid-in capital................................                        57,893                   57,895
     Less common stock in treasury, at cost;
          24,908 shares........................................                          (258)                    (258)
     Accumulated deficit.......................................                       (53,938)                 (51,709)
                                                                                     --------                  -------
          Total stockholders' equity...........................                         3,818                    6,046
                                                                                    ---------                  -------
                                                                                     $ 18,152                 $ 22,404
                                                                                     ========                 ========

See notes to financial statements.

INTELLICALL, INC.
STATEMENTS OF OPERATIONS(UNAUDITED)
(in thousands, except share information)



                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,

                                                                                1999            1998
                                                                                ----            ----

Revenues and sales:
         Service revenues                                                    $   3,158        $  5,619
         Equipment sales                                                         4,831           4,262
                                                                               -------          ------
                                                                                 7,989           9,881
                                                                               -------         -------

Cost of revenues and sales:
         Service revenues                                                        3,268           5,270
         Equipment sales                                                         4,269           3,512
                                                                               -------         -------
                                                                                 7,537           8,782
                                                                               -------         -------

Gross profit:
         Service revenues                                                         (110)            349
         Equipment sales                                                           562             750
                                                                                 -----         -------
                                                                                   452           1,099

Selling, general and administrative expenses                                     1,946           2,068
Provision for doubtful accounts                                                   (246)             85
Research and development expenses                                                  224             295
                                                                                ------          ------
                                                                                (1,472)         (1,349)

Interest income                                                                     61              69

Interest expense                                                                  (469)           (393)

Gain on sale of assets                                                              --           6,399

Loss in equity investee                                                           (358)           (219)

Other income                                                                         9              11
                                                                             ---------         -------

Net income (loss)                                                             $ (2,229)       $  4,518
                                                                              ========        ========

Basic net income (loss) per share                                             $  (0.19)       $   0.48
                                                                              ========        ========

Weighted average number of shares outstanding                                   12,029           9,468
                                                                              ========        ========

Fully diluted net income (loss) per share                                     $  (0.19)       $   0.37
                                                                              ========        ========

Shares used in fully diluted net income (loss) per share calculation            12,029          12,610
                                                                              ========        ========

See notes to financial statements.

INTELLICALL, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)                                                                          THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                       1999            1998
                                                                                       ----            ----

Operating activities:
         Net income (loss)                                                         $ (2,229)         $  4,518
         Adjustments to reconcile net income (loss) to
           net cash provided by (used in) operating activities:
           Gain on sale of investments                                                   --            (6,399)
           Depreciation and amortization                                                426               495
           Provision for doubtful accounts                                             (246)               85
           Provision for inventory                                                     (105)               75
           Loss of equity investee                                                      358               219

           Changes in operating assets and liabilities (See Note 1):
              Restricted cash                                                            --                (5)
              Amount due on sale of stock                                                --            (5,963)
              Receivables                                                             3,261             1,585
              Inventories                                                               733               (52)
              Related party                                                              60               750
              Other current assets                                                       73               (18)
              Notes receivable                                                           92               (23)
              Accounts payable                                                          877            (1,408)
              Accrued transmissions, customer commissions
                  and billing charges                                                  (146)           (1,284)
              Accrued liabilities                                                        25              (155)
              Deferred gain on sale of assets                                            --               968
              Other                                                                     (18)             (202)
                                                                                    -------          --------
Net cash provided by (used in) operating activities                                   3,161            (6,814)
Investing activities:
         Purchase of equipment                                                          (25)             (211)
         Capitalized software                                                          (316)             (250)
         Cash received on sale of assets                                                 --             7,963
                                                                                   --------          --------
Net cash provided by (used in) investing activities                                    (341)            7,502
Financing activities:
         Net repayments on notes payable and line of credit                          (2,811)             (781)
         Proceeds from issuance of stock under stock option plans                        --                93
                                                                                   --------          --------
Net cash used in financing activities                                                (2,811)             (688)
Net increase in cash and cash equivalents                                                 9                --
Cash and cash equivalents at beginning of period                                         16                --
                                                                                  ---------          --------
Cash and cash equivalents at end of period                                         $     25          $     --
                                                                                   ========          ========
Supplemental cash flow information:
         Interest paid                                                             $    120          $    141
                                                                                   ========          ========
Supplemental non cash information:
         Conversion of preferred stock to common stock                             $    510          $    260
                                                                                   ========          ========

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

The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results of operations expected for the full year 1999. The financial statements herein should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

The amounts of software development costs capitalized in the first quarter of 1999 and 1998 were $315,450 and $250,000, respectively. The Company recorded $189,000 and $119,000 of software amortization expense for the three months ended March 31, 1999 and 1998, respectively.

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

                                INTELLICALL, INC.
                          NOTES TO FINANCIAL STATEMENTS




         The following table sets forth a reconciliation of the numerator and denominator used in the basic and diluted EPS computation for the three month periods ended March 31, 1999 and 1998, respectively:


                                                                             Three months           Three months
                                                                                 ended                 ended
                                                                                March 31,             March 31,
                                                                                  1999                   1998
                                                                             ------------           -----------

Net income (loss)                                                             $   (2,229)           $   4,518
Basic:
    Weighted average number of shares outstanding                                 12,029                9,468
                                                                              ==========            =========


Diluted:
   Weighted average number of shares outstanding used
       in the basic net income (loss) per share calculation                       12,029                9,468
    Weighted average shares from assumed exercise of
        dilutive stock options and warrants, net of shares
        assumed to be repurchased with exercise proceeds                              --                  325
     Assumed conversion of Series A Preferred Stock
        at beginning of period                                                        --                  980
     Assumed conversion of convertible debt                                           --                1,837
                                                                              ----------            ---------

     Weighted average number of shares outstanding used
         in the fully diluted net income (loss) per share
         calculation                                                              12,029              12,610

                                                                               ==========            ========

         In accordance with FAS 128, options and warrants to purchase 1,906,580 and 1,024,150 shares respectively, of Common Stock were excluded in the diluted EPS calculation for March 31, 1999, and warrants to purchase 350,000 shares of Common Stock were excluded in the diluted EPS calculation for March 31, 1998, as they were antidilutive. 1,786,190 shares issuable upon conversion of debt were excluded for the March 31, 1999 calculation because they were antidilutive.


         Disclosures about Reporting Comprehensive Income: In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130") was issued. FAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. It requires all items that are required to be recognized under accounting standards as components of

                                INTELLICALL, INC.
                          NOTES TO FINANCIAL STATEMENTS




comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. FAS 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted this Statement for the year ended December 31, 1998. There were no components of comprehensive income for the quarters ended March 31, 1999 and 1998.


         Disclosures about Segments of an Enterprise and Related Information: In June 1997, Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information" ("FAS 131") was issued. FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. FAS 131 is effective for financial statements for periods beginning after December 15, 1997. The Company adopted FAS 131 for the year ended December 31, 1998. (See
Note 9.)


NOTE 2 - LONG-TERM DEBT AND LINE OF CREDIT

         The Company's debt consisted of the following (in thousands):

                                                                                  March 31, 1999     December 31, 1998
                                                                                  --------------     -----------------

         8% Convertible subordinated notes, due 2000                             $     2,630           $   2,630
         8% Convertible subordinated notes, due 2001                                   5,000               5,000
         Convertible subordinated note, due 1999                                       1,000               1,000
         Asset-based note collateralized by certain assets, due 1999                      --               2,811
                                                                                 -----------           ---------
                                                                                       8,630              11,441
         Less unamortized debt discount                                                 (287)               (318)
                                                                                 -----------           ---------
              Total debt                                                               8,343              11,123
                                                                                 -----------           ---------

         Less: Current portion of long-term debt                                      (1,000)             (3,811)
                                                                                 -----------            --------
              Total long-term debt                                               $     7,343           $   7,312
                                                                                 ===========           =========

         On February 15, 1994 the Company issued a $1.0 million, 10.0%, convertible, subordinated note to T.J. Berthel Investments, L.P., whose ownership also controls 4.2% of the Company's outstanding common stock. Interest is payable quarterly and commenced March 31, 1994. The Company paid the entire principal amount, including any accrued interest, on April 8, 1999.

                                INTELLICALL, INC.
                          NOTES TO FINANCIAL STATEMENTS




         On December 29, 1995 the Company completed the sale of $7.5 million of 8.0% convertible subordinated notes, due December 31, 2000, to Banca Del Gottardo in Lugano, Switzerland with the proceeds used to repay the previous lender and for working capital purposes. The notes were issued with warrants to purchase 300,000 shares of the Company's Common Stock at $4.20 per share. As a result of activating certain anti-dilution provisions, the warrants entitle the holder to purchase 412,637 shares of Common Stock, exercisable at $3.05 per share. The notes are convertible into 1,785,714 shares of the Company's Common Stock at a price of $4.20 per share. As of March 31, 1999, $4.87 million of the Banca Del Gottardo Notes were converted to 1,159,517 shares of the Company's Common Stock. Interest is payable semi-annually and commenced June 30, 1996.

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

                                INTELLICALL, INC.
                          NOTES TO FINANCIAL STATEMENTS





         The initial term of the Loan Agreement is three years at which time, unless extended, all amounts then outstanding must be repaid. The Loan Agreement contains prepayment penalties in the event it is terminated prior to expiration of its initial term. The Loan is secured by first and prior liens and security interests encumbering substantially all of the assets of the Company, including inventory, equipment, accounts receivable, general intangibles, trademarks and tradenames. The Loan Agreement contains various restrictions (including a prohibition against the payment of dividends, limitations on capital expenditures, and restrictions on investments) and financial ratio maintenance requirements (including minimum working capital and net worth requirements). On January 28, 1999, the Company retired all of its obligations to Finova.

         On January 27, 1999, the Company closed and commenced funding under a Receivable Sale Agreement (the "RFC Agreement") with RFC Capital Corporation ("RFC") pursuant to which RFC has agreed to purchase from the Company certain telecommunication receivables generated by the Company in the ordinary course of the Company's business. The proceeds from the initial sale of receivables were used to pay all of the Company's obligations to Finova and for working capital purposes. The RFC Agreement calls for RFC to purchase eligible receivables from the Company from time to time upon presentation thereof for a purchase price equal to the net value of such receivables. Net value is designed to yield RFC an effective rate of prime plus 2.75% plus allow RFC to retain a holdback of 5.00% in the face amount of the receivables, net of collections, against future collection risk.

         Under the RFC Agreement, the Company performs certain servicing, administrative and collection functions with respect to the receivables sold to RFC. Also, pursuant to the terms of the RFC Agreement, the Company has granted to RFC a security interest in and to the Company's receivables not sold to RFC and the Company's customer base relating to the generation of such accounts receivable.

         The initial term of the RFC Agreement is to December 21, 2000.

                                INTELLICALL, INC.
                          NOTES TO FINANCIAL STATEMENTS




NOTE 3 - INVENTORY

         As of March 31, 1999 and December 31, 1998, the Company's inventories, net of related reserves, consisted of the following (in thousands):

                                           March 31,         December 31,
                                             1999               1998
                                         -------------       ------------
         Raw materials                  $    3,512           $  3,629
         Work-in-process                       584                428
         Finished goods                        453              1,120
                                         ---------           --------
              Total inventories         $    4,549           $  5,177
                                        ==========           ========

NOTE 4 - LITIGATION AND CONTINGENCIES

         From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property rights. The Company is not currently aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position, results of operations or cash flows.


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

         As of March 31, 1999, all of the Company's Series A convertible preferred stock had been converted for 2.5 million shares of common stock. The Company filed a registration statement on the common stock underlying the conversion of the preferred stock on September 5, 1997.


NOTE 6 - SALE OF PREPAID SERVICES OPERATION

         On January 1, 1998 the Company sold its prepaid services operation to ILD Telecommunications, Inc. in exchange for (i) $2,000,000 in cash, (ii) forgiveness of the Company's promissory note in the original principal amount of $2,000,000 which had previously been executed and delivered to ILD to purchase 18,348.62 shares of ILD common stock valued at $109 a share, and (iii) a $1,000,000 promissory note due at the earlier of the date of ILD's public offering or December 31, 1998. As of March 31, 1999, ILD had agreed to payment arrangements to satisfy the $1,000,000 promissory note. The cash proceeds were used to further reduce the Company's indebtedness to Finova. The Company recorded a $835,000 gain on the sale of the prepaid services operation with the balance recorded as deferred gain on sale of assets to an unconsolidated investee. As of March 31, 1999, the Company had $968,000 of deferred gain.

                                INTELLICALL, INC.
                          NOTES TO FINANCIAL STATEMENTS




NOTE 7 - SALE OF STOCK OF ILD TELECOMMUNICATIONS, INC.

         On March 30, 1998, the Company sold to SMCO, LLP 18,348.62 shares of ILD Telecommunications, Inc. common stock. SMCO is an unrelated third party, the negotiations for the sale transaction were at arm's length, and there were no additional obligations or elements of financial consideration relating to the sale transaction. The Company sold the shares for $325 each and recorded a gain on the sale in the amount of $5.6 million. This transaction lowered the Company's ownership percentage to 42.9% as of March 31, 1998. Accordingly, the Company accounts for its investment in ILD under the equity method of accouting retroactively to January 1, 1998.


NOTE 8 - SUBSEQUENT EVENT

         On April 9, 1999 the Company was granted bridge financing of $1.0 million by Banca del Gottardo in Lugano, Switzerland for the purpose of satisfying all obligations to T.J. Berthel Investments. The $1.0 million in bridge financing, together with an additional $1.0 million to be used for working capital purposes, is to be refinanced by Banca del Gottardo into a 7% convertible long-term note due June 11, 2004, and 200,000 stock purchase warrants expiring June 11, 2004. In connection with the the note, the Company anticipates it will grant to Banca del Gottardo a right of prepayment from the sale of all or a portion of 50% of Intellicall's ownership of ILD Telecommunications, Inc..


NOTE 9 - BUSINESS SEGMENTS


              The Company has two reportable segments, services and equipment. The services segment provides billing and collection services to owners of payphones who use the Company's automated operator technology. The equipment segment manufactures and sells payphones, switches and related software.

              The accounting policies of the segments are the same as those described in Note 1, Certain Accounting Policies. The Company evaluates segment performance based on revenues, gross profit and net income before taxes and interest.

              Financial information that is provided to the chief operating decision maker includes revenues, gross profit and net income. Note that there are no intersegment revenues. The Company's primary measure of profit, net income, is that by which it formulates decisions and communicates to investors and analysts. Gross profit data is provided for additional information. Financial information internally reported for the quarters ended March 31, 1999, and 1998 is as follows (in thousands):

                                INTELLICALL, INC.
                          NOTES TO FINANCIAL STATEMENTS












                                                    QUARTER ENDED MARCH 31, 1999





                                SERVICES               EQUIPMENT             SUBTOTAL               CORPORATE(4)           TOTAL
                                --------               ---------             --------               ---------              -----



        REVENUES(1)                3,158                   4,831                7,989                                      7,989

                                   39.5%                   60.5%               100.0%



       GROSS PROFIT                                                                                                          452
          (LOSS)(2)                (110)                     562                  452

                                   19.6%                  100.0%                  N/A



       NET  LOSS(3)                (251)                 (1,221)              (1,472)                      (757)          (2,229)

                                   17.1%                   82.9%               100.0%


(1) Equipment revenues include international sales of $15.

(2) Percentage is determined based on the greater of the absolute amount of all segments reporting a positive gross profit or all segments reporting a negative gross profit. The absolute amount of all segments reporting a positive gross profit is $562, while the absolute value of all segments reporting a negative gross profit is $110. Accordingly, the percentages are calculated based on a denominator of $562.

(3) Percentage is determined based on the greater of the absolute amount of all segments reporting a profit or all segments reporting a loss. The absolute amount of all segments reporting a profit is zero, while the absolute value of all segments reporting a loss is $1,472. Accordingly, the percentages are calculated based on a denominator of $1,472.

(4) Note that "corporate" is not a segment. As a consequence, percentage amounts are not calculated for "Corporate".

                                                    QUARTER ENDED MARCH 31, 1998





                                SERVICES               EQUIPMENT             SUBTOTAL               CORPORATE(4)           TOTAL
                                --------               ---------             --------               ---------              -----



        REVENUES(1)                5,619                   4,262                9,881                                      9,881

                                   56.9%                   43.1%               100.0%



    GROSS PROFIT(2)                 349                     750                 1,099                        --            1,099

                                  31.8%                   68.2%                100.0%



NET INCOME (LOSS)(3)                146                 (1,495)               (1,349)                     5,867            4,518

                                    9.8%                 100.0%                   N/A



(1) Equipment revenues include international sales of $1,548.

(2) Percentage is determined based on the greater of the absolute amount of all segments reporting a positive gross profit or all segments reporting a negative gross profit. The absolute amount of all segments reporting a positive gross profit is $1,099, while the absolute value of all segments reporting a negative gross profit is zero. Accordingly, the percentages are calculated based on a denominator of $1,099.

(3) Percentage is determined based on the greater of the absolute amount of all segments reporting a profit or all segments reporting a loss. The absolute amount of all segments reporting a profit is $146, while the absolute value of all segments reporting a loss is $1,495. Accordingly, the percentages are calculated based on a denominator of $1,495.

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

Year 2000 Discussion

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

         Conceptually, the certification process requires (a) the testing of selected existing products in a simulated Y2K environment to determine whether remediation is required (the "Test Phase"), (b) the development of remedial software (the "Programming Phase"), and (c) final testing and product certification (the "Final Test Phase"). Since the Test Phase requires the development of test plans and scripts for a multitude of products and their components, it is necessarily a lengthy one. The Table below summarizes, for each phase, the estimated historical cost, the percentage of completion at March 31, 1999, estimated total costs and targeted completion dates.


                                                      Phase
                                        ---------------------------------------
                                        Test    Programming          Final Test

Estimated Cost to 3/31/99             $ 110,000    $  80,000         $    22,000
Percent Complete at 3/31/99                 75%          50%                 35%
Estimated Total Cost                  $ 145,000    $ 160,000         $    63,000
Estimated Completion Date                  5/99         8/99               10/99

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

         Information Systems Group ("ISG") Y2K Program Status. The ISG's areas of responsibility include the evaluation and remediation (or replacement) of information technology systems ("IT Systems") used by the Company, and of the Y2K readiness of the Company's key vendors. Based upon its evaluation of the IT system used to process customer-submitted call traffic data (the "CTD System"), the ISG has concluded that the CTD System requires a major rewrite and upgrade to be made Y2K compatible. The CTD System upgrade is expected to be undertaken by existing Intellicall personnel with the use of outside consultants as needed, to be completed by the end of 1999. The phases, estimated historical and projected costs, estimated completion dates and percentages of completion of the CTD System upgrade are set forth in the following table.

                                                   Phase
                              --------------------------------------------
                              System Design           Coding     System Test
                              -------------           ------     -----------
Implementation

Estimated Cost to 3/31/99               $  33,300     27,300                0
Percent Complete at 3/31/99                  100%        12%               0%
Estimated Total Cost                    $  33,300   $225,000         $ 25,000
Estimated Completion Date                    4/99      10/99            11/99

         Estimates of work scope and projected costs may be imprecise, as there can be no assurance that the CTD System upgrade will be completed on time or within budget, or that it will be sufficiently Y2K compatible to permit processing of customer call traffic without material business disruption or cost.

         The ISG has completed its evaluation of IT Systems used by the Company in its manufacturing, accounting, administration and human resources departments, and on the basis of letters of assurance obtained and expected from third-party vendors, has concluded that the Company's accounting, MRP and payroll systems will fundamentally be Y2K capable in 1999. Letters of assurance have been requested from other key third-party vendors concerning other equipment and systems utilized by the Company, including outside billing agents used in the collection of customer call traffic accounts receivable. However, there can be no assurance that the Company will receive responses from all of its vendors in a timely manner, or that such responses will be accurate or complete. Moreover, the Company has not conducted, and will be unable to conduct, an in-depth evaluation of third-party providers in relation to their ability to adequately address Y2K issues.

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

         The Company views the inability of the CTD call processing software to properly edit decripted call records for uncollectible calls after 1999 as the most probable Y2K worst case scenario. Notwithstanding the Company's effort to rewrite the system by year end, 1999, the Company's contingency plan for the Y2K problem relating to the CTD system includes decripting the customer's call records and submitting them to third party billing agents to collect the call traffic revenue for the customer. This contingency plan essentially moves customers using the Easy*Star program to an Unbundled program.

         The Company has no other contingency plan at the present time for Y2K problems that might emerge, but will continue to develop other plans as problems become evident. There can be no assurance, however, that any plan, currently developed or yet to be developed, will be sufficiently timely or effective to avoid a material disruption of Intellicall's or its customer's operations.

Recent Developments

         On April 9, 1999 the Company was granted bridge financing of $1.0 million by Banca del Gottardo in Lugano, Switzerland for the purpose of satisfying all obligations to T.J. Berthel Investments. The $1.0 million in bridge financing, together with an additional $1.0 million to be used for working capital purposes, is to be refinanced by Banca del Gottardo into a 7% convertible long-term note due June 11, 2004, and 200,000 stock purchase warrants expiring June 11, 2004. In connection with issuing the note, the Company anticipates it will grant to Banca del Gottardo a right of prepayment from the sale of all or a portion of 50% of Intellicall's ownership of ILD Telecommunications, Inc..



Financial Condition


Liquidity and Capital Resources

         During the three months ended March 31, 1999 the Company generated $3.2 million of cash from operations including changes in operating assets and liabilities.

         Net changes in operating assets and liabilities during the first quarter of 1999 provided a source of cash of $5.0 million. The primary factors affecting these changes were a decrease in accounts receivable of $3.3 million and an increase in accounts payable of $1.3 million.

         Cash flows from investing activities include capital expenditures of $25,000 and expenditures for software and product development of $316,000.

         Cash flows from financing activities include a $2.8 million repayment on the line of credit from Finova.

         On January 27, 1999, the Company closed and commenced funding under a Receivable Sale Agreement (the "RFC Agreement") with RFC Capital Corporation ("RFC") pursuant to which RFC has agreed to purchase from the Company certain telecommunication receivables generated by the Company in the ordinary course of the Company's business. The proceeds from the initial sale of receivables were used to pay all of the Company's obligations to Finova and for working capital purposes. The RFC Agreement calls for RFC to purchase eligible receivables from the Company from time to time upon presentation thereof for a purchase price equal to the net value of such receivables. Net value is designed to yield RFC an effective rate of prime plus 2.75% plus allow RFC to retain a holdback of 5.00% in the face amount of the receivables, net of collections, against future collection risk.

         Under the RFC Agreement the Company performs certain servicing, administrative and collection functions with respect to the receivables sold to RFC. Also, pursuant to the terms of the RFC Agreement, the Company has granted to RFC a security interest in and to the Company's receivables not sold to RFC and the Company's customer base relating to the generation of such accounts receivables.

         The initial term of the RFC Agreement is to December 21, 2000.

         In and beyond 1999, the Company's ability to obtain further funds from external sources will depend in part on its ability to generate operating profits, or to substantially reduce its operating losses. Although management of the Company believes that the Company's sales will grow during the remainder of 1999 and that profitability will improve with sales, there can be no assurance that the events necessary for such sales growth will occur as or when expected, or that future sales growth will be sufficiently large or profitable to permit the Company to finance its activities without recourse to continuing sales of assets or external funding sources. There can be no assurance that under such conditions, external funds would be available or, if available, would not potentially dilute shareholders' interests or returns.


Results of Operations


         Service Revenues. Service revenues for the first quarter ended March 31, 1999 were $3.2 million compared to $5.6 million for the same period in 1998. The $2.4 million decline resulted from the discontinuation of call traffic submissions to the Company by a major customer and the occurance of dial-around. Dial-around is the increasingly prevalent practice by payphone users of accessing operator service systems other than those used by payphone owners.

         Of the $2.4 million decline, $599,000 resulted from the loss of a major customer during the latter part of 1998. The remaining $1.8 million of the decline is a result of the continuing decline in the volume of call traffic due to dial-around. Dial-around is the increasingly prevalent practice by payphone users of accessing operator service systems other than those used by payphone owners.

         Equipment Sales. Equipment sales were $4.8 million and $4.3 million in the three months ended March 31, 1999 and 1998, respectively. The following table analyzes sales by market (in thousands):

                                                          Three Months Ended
                                                                March 31,
                                                          1999          1998
                                                          ----          ----

         Domestic Equipment........................    $ 4,816       $ 2,714
         International Equipment ..................         15         1,548
                                                       -------       -------
             Total equipment sales.................    $ 4,831       $ 4,262
                                                       =======       =======

         The increase in domestic sales is attributed to initial shipments into the newly deregulated Canadian market and shipments of product by Intellicall's strategic partner into the regulated market.

The Company believes that Independent Payphone Provider (IPP) sales have been, and will continue to be, negatively impacted by unresolved regulatory issues surrounding dial-around compensation. Management believes that delayed, sporadic and negligible payments to IPP's of dial-around compensation have diminished the incentives of IPP's to expand their routes. In lieu of route expansion, many IPP's have chosen to rotate phones within their routes from one location (where increased numbers of undercompensated dial-around calls have rendered a location insufficiently profitable) to another (where a higher rate of coin and lower rate of dial-around calls promise profitability). Until the amount and timing of dial-around compensation payments become adequate and reliable, management of the Company believes that sales to IPP's will continue to be depressed.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1.9 million for the quarter ended March 31, 1999 as compared to $2.1 million for the quarter ended March 31, 1998. Selling, general and administrative expenses declined $200,000 in the quarter ended March 31, 1999 primarily due to cost cutting measures undertaken by the Company.

         Research and Development Expenses. Gross spending for research and development decreased $71,000 for the three months ended March 31, 1999, as compared to the same period in 1998. In the first quarter of 1999, the Company capitalized software development costs of $316,000 compared to $250,000 in the first quarter of 1998.

         Provision for Doubtful Accounts. The provision for doubtful accounts decreased $331,000 from $85,000 in the quarter ended March 31, 1998. The decrease is primarily due to increased efforts to collect aged accounts receivables which were previously reserved for.

         Gain on Sale of Assets. During the first quarter of 1998 the Company reported gains on sales of assets totaling $6.4 million. Such gains resulted from partial gain recognition on the January 1998 sale of the Company's prepaid services operation to ILD and from gain on the March 1998 sale of a portion of the Company's ownership interest in ILD to an unrelated third party.

Part II. Other Information

Item 1.  Legal Proceedings

         From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property rights. The Company is not currently aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position, results of operations or cash flows.

Item 6.   Exhibits and Reports on Form 8-K

         (a)      Exhibits: None

         (b)      Reports on Form 8-K:  None.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                INTELLICALL, INC.


                     /s/ John J. McDonald, Jr.
                     -------------------------------------
                             John J. McDonald, Jr.
                             President and
                             Chief Executive Officer

                     /s/ R. Phillip Boyd
                     --------------------------------------
                             R. Phillip Boyd
                             Vice President Finance
                             and Chief Financial Officer


Date:   May 14, 1999