Form 10-Q
period 1999-06-30
INTELLICALL INC
filed 1999-08-16
CIK 818674

--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


                (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

         Yes   X                                    No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Outstanding at
               Class                                   August 13,1999
-------------------------------------                  --------------
Common Stock $.01 par value                              12,074,385
--------------------------------------------------------------------------------

INDEX

INTELLICALL, INC.

Part I.           Financial Information

 Item 1.      Financial Statements

              Balance Sheets at June 30, 1999
              (Unaudited) and December 31, 1998................................1

              Statements of Operations for each of the
              three month periods ended June 30, 1999 and 1998
              (Unaudited)       ...............................................3

              Statements of Operations for each of the
              six month periods ended June 30, 1999 and 1998
              (Unaudited)      ................................................4

              Statements of Cash Flows for each of the
              six month periods ended June 30, 1999 and 1998
              (Unaudited)       ...............................................5

              Notes to Financial Statements....................................6

 Item 2.      Management's Discussion and Analysis of Financial Condition and
              Results of Operations...........................................17

Part II.      Other Information

 Item 4.      Submission of Matters to a Vote of Security Holders.............24

 Item 5.      Other Information...............................................24

 Item 6.      Exhibits and Reports on Form 8-K................................25

Signatures....................................................................26

Part I.  Financial Information
     Item 1.  Financial Statements

INTELLICALL, INC.
       BALANCE SHEETS
      ASSETS
      (in thousands)

                                                                                 June 30, 1999       December 31, 1998
                                                                                 -------------       -----------------
                                                                                  (unaudited)
Current assets
     Cash and cash equivalents .................................                      $     10               $     16
     Receivables................................................                         5,481                 11,267
          Less allowance for doubtful accounts..................                         2,594                  3,417
                                                                                      --------               --------
                                                                                         2,887                  7,850
     Inventories, net...........................................                         5,071                  5,177
     Related party, net.........................................                           320                    658
     Other current assets.......................................                           169                    197
                                                                                      --------               --------
          Total current assets..................................                         8,457                 13,898
Fixed assets, net...............................................                         1,224                  1,425
Capitalized software costs, net.................................                         2,638                  2,481
Notes receivable, net...........................................                           897                  1,074
Intangible assets, net..........................................                           704                    749
Investment in unconsolidated investee...........................                           848                  1,491
Other assets, net...............................................                         1,117                  1,286
                                                                                      --------               --------
                                                                                      $ 15,885               $ 22,404
                                                                                      ========               ========




See notes to financial statements.

INTELLICALL, INC.
BALANCE SHEETS (CONTINUED)
LIABILITIES AND STOCKHOLDERS' EQUITY
       (in thousands, except share information)

                                                                                   June 30,1999        December 31, 1998
                                                                                   ------------        -----------------
                                                                                    (Unaudited)
Current liabilities
     Accounts payable..........................................                       $   3,198                 $  2,085
     Accrued transmission, customer commissions and billing
         charges...............................................                             581                      880
     Deferred revenue..........................................                              --                       84
     Accrued liabilities.......................................                             755                      968
     Current portion of long-term debt ........................                             ---                    3,811
                                                                                      ---------                 --------
     Total current liabilities.................................                           4,534                    7,828
Long-term debt ................................................                           9,213                    7,312
Deferred gain on sale of assets................................                             967                      968
Other liabilities..............................................                             250                      250
Commitments and contingent liabilities.........................                              --                       --
                                                                                      ---------                 --------
      Total liabilities                                                                  14,964                   16,358
Stockholders' equity
     Preferred stock, $.01 par value; 1,000,000 shares
         authorized;  zero and 510 shares issued
         and outstanding, respectively.........................                              --                        1
     Common stock, $.01 par value; 20,000,000 shares
          authorized; 12,074,385 and 11,738,001 shares issued,
          respectively.........................................                             121                      117
     Additional paid-in capital................................                          58,054                   57,895
     Less common stock in treasury, at cost;
          24,908 shares........................................                           (258)                    (258)
     Accumulated deficit.......................................                        (56,996)                 (51,709)
                                                                                      ---------                 --------
          Total stockholders' equity...........................                             921                    6,046
                                                                                      ---------                 --------
                                                                                      $  15,885                 $ 22,404
                                                                                      =========                 ========

See notes to financial statements.

INTELLICALL, INC.
STATEMENTS OF OPERATIONS(UNAUDITED)
(in thousands, except share information)

                                                                                THREE MONTHS ENDED
                                                                                      JUNE 30,
                                                                                1999           1998
                                                                                ----         ------
Revenues and sales:
         Service revenues                                                    $   2,951       $  7,528
         Equipment sales                                                         1,549          3,321
                                                                             ---------       --------
                                                                                 4,500         10,849
                                                                             ---------       --------
Cost of revenues and sales:
         Service revenues                                                        2,896          7,012
         Equipment sales                                                         1,653          2,557
                                                                             ---------       --------
                                                                                 4,549          9,569
                                                                             ---------       --------
Gross profit(loss):
         Service revenues                                                           55            516
         Equipment sales                                                          (104)           764
                                                                             ---------       --------
                                                                                   (49)         1,280

Selling, general and administrative expenses                                     1,818          2,198
Provision for doubtful accounts                                                    332             59
Research and development expenses                                                  275            262
                                                                             ---------       --------

Operating loss                                                                  (2,474)        (1,239)

Interest income                                                                     59             79

Interest expense                                                                  (537)          (390)

Gain on sale of assets                                                              --            493

Loss in equity investee                                                           (263)          (111)

Other income                                                                       156             --
                                                                             ---------       --------

Net loss                                                                     $  (3,059)      $ (1,168)
                                                                             =========       ========

Basic net loss per share                                                     $   (0.25)      $  (0.12)
                                                                             =========       ========

Weighted average number of shares outstanding                                   12,049          9,762
                                                                             =========       ========

Fully diluted net loss per share                                             $   (0.25)      $  (0.12)
                                                                             =========       ========

Shares used in fully diluted net loss per share calculation                     12,049          9,762
                                                                             =========       ========

See notes to financial statements.

INTELLICALL, INC.
STATEMENTS OF OPERATIONS(UNAUDITED)
(in thousands, except share information)

                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                                1999           1998
                                                                                ----           ----
Revenues and sales:
         Service revenues                                                    $  6,109        $ 13,147
         Equipment sales                                                        6,380           7,583
                                                                             --------        --------
                                                                               12,489          20,730
                                                                             --------        --------
Cost of revenues and sales:
         Service revenues                                                       6,164          12,282
         Equipment sales                                                        5,922           6,069
                                                                             --------        --------
                                                                               12,086          18,351
                                                                             --------        --------
Gross profit(loss):
         Service revenues                                                         (55)            865
         Equipment sales                                                          458           1,514
                                                                             --------        --------
                                                                                  403           2,379

Selling, general and administrative expenses                                    3,764           4,266
Provision for doubtful accounts                                                    86             144
Research and development expenses                                                 499             557
                                                                             --------         -------

Operating loss                                                                 (3,946)         (2,588)

Interest income                                                                   120             158

Interest expense                                                               (1,006)           (782)

Gain on sale of assets                                                             --           6,892

Loss in equity investee                                                          (621)           (330)

Other income                                                                      165              --
                                                                             --------         -------
Net income (loss)                                                            $ (5,288)        $ 3,350
                                                                             ========         =======

Basic net income (loss) per share                                            $  (0.44)        $  0.35
                                                                             ========         =======

Weighted average number of shares outstanding                                  12,039           9,616
                                                                             ========         =======

Fully diluted net income (loss) per share                                    $  (0.44)        $  0.30
                                                                             ========         =======

Shares used in fully diluted net income (loss) per share calculation           12,039          12,499
                                                                             ========         =======

See notes to financial statements.

INTELLICALL, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

                                                                                  SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                                1999           1998
                                                                                ----           ----
Operating activities:
         Net income (loss)                                                  $ (5,288)       $  3,350
         Adjustments to reconcile net income (loss) to
           net cash provided by (used in) operating activities:
           Gain on sale of investments                                            --          (6,892)
           Depreciation and amortization                                       1,110             995
           Provision for doubtful accounts                                        86             144
           Provision for inventory                                              (152)            150
           Loss of equity investee                                               621             330

         Changes in operating assets and liabilities (See Note 1):
            Restricted cash                                                       --              (5)
            Receivables                                                        4,892           2,173
            Inventories                                                          258          (1,066)
            Related party                                                        338             260
            Other current assets                                                  28              64
            Notes receivable                                                     163              20
            Accounts payable                                                   1,114          (3,511)
            Accrued transmissions, customer commissions
                  and billing charges                                           (299)           (573)
            Accrued liabilities                                                 (297)           (247)
            Deferred gain on sale of assets                                       (1)            968
            Other                                                               (107)           (275)
                                                                            --------        --------
Net cash provided by (used in) operating activities                            2,466          (4,115)
Investing activities:
         Purchase of equipment                                                   (96)           (296)
         Capitalized software                                                   (565)           (500)
         Cash received on sale of assets                                          --           8,463
                                                                            --------        --------
Net cash provided by (used in) investing activities                             (661)          7,667
Financing activities:
         Borrowings on notes payable                                           2,000              --
         Payments on notes payable                                            (1,000)            (28)
         Net repayments on line of credit                                     (2,811)         (1,918)
         Proceeds from issuance of stock under stock option plans                 --             394
                                                                            --------        --------
Net cash used in financing activities                                         (1,811)         (1,552)
Net increase(decrease) in cash and cash equivalents                               (6)          2,000
Cash and cash equivalents at beginning of period                                  16              --
                                                                            --------        --------
Cash and cash equivalents at end of period                                  $     10        $  2,000
                                                                            ========        ========
Supplemental cash flow information:
         Interest paid                                                      $    491        $    573
                                                                            ========        ========
Supplemental non cash information:
Conversion of debt to equity                                                $     --         $   210
                                                                            ========         =======
See notes to financial statements.

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

The results of operations for the three and six months ended June 30, 1999, are not necessarily indicative of the results of operations expected for the full year 1999. The financial statements herein should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

The amounts of software development costs capitalized in the second quarter of 1999 and 1998 were $250,000 and $250,000, respectively. The Company recorded $219,000 and $135,000 of software amortization expense for the three months ended June 30, 1999 and 1998.

For the six months ended June 30, 1999 and 1998, the Company capitalized $565,000 and $500,000, respectively. The software amortization expense recorded was $408,000 and $254,000 for the six months ended June 30, 1999 and 1998.

         Cash and Cash Equivalents. For purposes of the balance sheets and statements of cash flows, cash and cash equivalents include short-term liquid investments purchased with remaining maturities of three months or less.

                                INTELLICALL, INC.

                          NOTES TO FINANCIAL STATEMENTS



NOTE 2 - EARNINGS(LOSS) PER SHARE

         The following table sets forth a reconciliation of the numerator and denominator used in the basic and diluted EPS computation for the three and six month periods ended June 30, 1999 and 1998, respectively:

                                                           Three months      Three months      Six months      Six months
                                                              ended              ended           ended            ended
                                                             June 30,           June 30,        June 30,         June 30,
                                                               1999               1998            1999             1998
                                                            -----------       ----------       ----------      ----------

Net income (loss)                                          $  (3,059)        $  (1,168)       $  (5,288)       $  3,350
Basic:
    Weighted average number of shares outstanding             12,049             9,762           12,039           9,616
                                                              ======             =====           ======           =====


Diluted:
   Weighted average number of shares outstanding used
       in the basic net income (loss) per share calculation   12,049             9,762           12,039           9,616
    Weighted average shares from assumed exercise of
        dilutive stock options and warrants, net of shares
        assumed to be repurchased with exercise proceeds          --                --               --             310
     Assumed conversion of Series A Preferred Stock
        at beginning of period                                    --                --               --             787
     Assumed conversion of convertible debt                       --                --               --           1,786
                                                              ------             -----           ------          ------

     Weighted average number of shares outstanding used
         in the fully diluted net income (loss) per share
         calculation                                          12,049             9,762           12,039          12,499
                                                              ======             =====           ======          ======

         In accordance with FAS 128, options and warrants to purchase 3,152,878 and 2,945,205 shares of Common Stock were excluded in the diluted EPS calculation because they were antidilutive, for the three months ended June 30, 1999 and 1998, respectively. Conversion of debt and preferred stock were antidilutive and therefore were excluded for both of the three month periods calculations. For the six month periods ended June 30, 1999 and 1998, options and warrants to purchase 3,152,878 and 1,262,180 shares respectively, of Common Stock were excluded in the diluted EPS calculation because they were antidilutive. The June 30, 1999 calculation excluded 2,916,513 shares issuable upon conversion of debt because they were antidilutive.

                                INTELLICALL, INC.

                          NOTES TO FINANCIAL STATEMENTS



 NOTE 3 - LONG-TERM DEBT AND LINE OF CREDIT
         The Company's debt consisted of the following (in thousands):

                                                                                    June 30,         December 31,
                                                                                      1999                 1998
                                                                                 ------------        -----------
         8% Convertible subordinated notes, due 2000                             $     2,630         $     2,630
         8% Convertible subordinated notes, due 2001                                   5,000               5,000
         Convertible subordinated note, due 1999                                          --               1,000
         Asset-based note collateralized by certain assets, due 1999                      --               2,811
         7% Convertible subordinated notes, due 2004                                   2,000                  --
                                                                                 -----------        ------------
                                                                                       9,630              11,441
         Less unamortized debt discount                                                 (417)               (318)
                                                                                 -----------        ------------
              Total debt                                                               9,213              11,123
                                                                                 -----------        ------------

         Less: Current portion of long-term debt                                          --              (3,811)
                                                                                 -----------        ------------
              Total long-term debt                                               $     9,213        $      7,312
                                                                                 ===========        ============

         On February 15, 1994 the Company issued a $1.0 million, 10.0%, convertible, subordinated note to T.J. Berthel Investments, L.P., whose ownership also controls 4.2% of the Company's outstanding common stock. Interest is payable quarterly and commenced March 31, 1994. The Company paid the entire principal amount, including any accrued interest, on April 8, 1999.

         On December 29, 1995 the Company completed the sale of $7.5 million of 8.0% convertible subordinated notes, due December 31, 2000, to Banca Del Gottardo in Lugano, Switzerland with the proceeds used to repay the previous lender and for working capital purposes. The notes were issued with warrants to purchase 300,000 shares of the Company's Common Stock at $4.20 per share. As a result of activating certain anti-dilution provisions, the warrants entitle the holder to purchase 418,507 shares of Common Stock, exercisable at $3.01 per share. The notes are convertible into 1,785,714 shares of the Company's Common Stock at a price of $4.20 per share. As of June 30, 1999 $4.87 million of the Banca Del Gottardo Notes were converted to 1,159,517 shares of the Company's Common Stock. Interest is payable semi-annually and commenced June 30, 1996.

         On November 22, 1996 the Company completed the sale of $5.0 million of 8.0% convertible subordinated notes, due November 22, 2001, to Banca Del Gottardo in Lugano, Switzerland with the proceeds used to repay a portion of the previous lender's debt and for working capital purposes. The notes were issued with warrants to purchase 200,000 shares of the Company's Common Stock at $5.00 per share. As a result of activating certain anti-dilution provisions, the warrants entitle the holder to purchase 255,643 shares of Common Stock, exercisable at $3.91 per share. The notes are convertible into one million shares of the Company's Common Stock at a price of $5.00 per share. Interest is payable semi-annually beginning May 1997.

                                INTELLICALL, INC.

                          NOTES TO FINANCIAL STATEMENTS




         On November 22, 1996 the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Finova Capital Corporation ("Finova") pursuant to which Finova agreed to loan the Company up to $12,000,000 (the "Loan") based on an available borrowing base. The borrowing base consisted primarily of call traffic and trade equipment receivables and inventory, subject to eligibility requirements determined by Finova. Amounts loaned subject to the borrowing base were determined by percentages established in the Loan Agreement.

         The initial term of the Loan Agreement was three years. The Loan was secured by first and prior liens and security interests encumbering substantially all of the assets of the Company, including inventory, equipment, accounts receivable, general intangibles, trademarks and tradenames. The Loan Agreement contains various restrictions (including a prohibition against the payment of dividends, limitations on capital expenditures, and restrictions on investments) and financial ratio maintenance requirements (including minimum working capital and net worth requirements). On January 28, 1999, the Company retired all of its obligations to Finova.

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

         On April 9, 1999 the Company was granted bridge financing of $1.0 million by Banca del Gottardo in Lugano, Switzerland for the purpose of satisfying all obligations to T.J. Berthel Investments. The $1.0 million in bridge financing, together with an additional $1.0 million to be used for working capital purposes was refinanced by Banca del Gottardo into 7% convertible long-term notes due June 11, 2004. The notes were issued with warrants to purchase 200,000 shares at $1.55 per share. These notes are convertible into 1.3 million shares of the Company's Common Stock at a

                                INTELLICALL, INC.

                          NOTES TO FINANCIAL STATEMENTS



price of $1.55 per share. In connection with issuing the notes, the Company has granted to Banca del Gottardo a right of prepayment from the sale of all or a portion of 50% of Intellicall's ownership of ILD.


NOTE 4 - INVENTORIES

         As of June 30, 1999 and December 31, 1998, the Company's inventories, net of related reserves, consisted of the following (in thousands):

                                                  June 30,     December 31,
                                                   1999           1998
                                                  ---------    -----------
         Raw materials                           $   3,774     $    3,629
         Work-in-process                               525            428
         Finished goods                                772          1,120
                                                 ---------     ----------
              Total inventories, net             $   5,071     $    5,177
                                                 =========     ==========


NOTE 5 - LITIGATION AND CONTINGENCIES
         From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property rights. The Company is not currently aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position, results of operations or cash flows.


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

                                INTELLICALL, INC.

                          NOTES TO FINANCIAL STATEMENTS





NOTE 7 - SALE OF PREPAID SERVICES OPERATION

         On January 1, 1998 the Company sold its prepaid services operation to ILD Telecommunications, Inc. ("ILD") in exchange for (i) $2,000,000 in cash,
(ii) forgiveness of the Company's promissory note in the original principal amount of $2,000,000 which had previously been executed and delivered to ILD to purchase 18,348.62 shares of ILD common stock valued at $109 a share, and (iii) a $1,000,000 promissory note due at the earlier of the date of ILD's public offering or December 31, 1998. As of March 31, 1999, ILD had agreed to payment arrangements to satisfy the $1,000,000 promissory note. The cash proceeds were used to further reduce the Company's indebtedness to Finova. The Company recorded a $835,000 gain on the sale of the prepaid services operation with the balance recorded as deferred gain on sale of assets to an unconsolidated investee.
As of June 30, 1999, the Company had 967,000 of deferred gain.


NOTE 8 - SALE OF STOCK OF ILD

         On March 30, 1998, the Company sold to SMCO, LLP 18,348.62 shares of ILD common stock. SMCO is an unrelated third party, the negotiations for the sale transactions were at arm's length, and there were no additional obligations or elements of financial consideration relating to the sale transaction. The Company sold the shares for $325.00 each and recorded a gain on the sale in the amount of $5.6 million. The transaction lowered the Company's ownership percentage to 42.9% as of March 31, 1998. Accordingly, the Company accounts for its investment in ILD under the equity method of accounting retroactively to January 1, 1998.

         On April 3, 1998 the Company sold 1,539 shares of its Series A preferred stock in ILD to SMCO Investments, LLC. The transaction lowered the Company's ownership percentage to 42.0% as of April 3, 1998.


NOTE 9 - BUSINESS SEGMENTS

         The Company has two reportable segments, services and equipment. The services segment provides billing and collection services to owners of payphones who use the Company's automated operator technology. The equipment segment manufactures and sells payphones, switches and related software.

                                INTELLICALL, INC.

                          NOTES TO FINANCIAL STATEMENTS



         The accounting policies of the segments are the same as those described in Note 1, Certain Accounting Policies. The Company evaluates segment performance based on revenues, gross profit and net income before taxes and interest.

         Financial information that is provided to the chief operating decision maker includes revenues, gross profit and net income. Note that there are no intersegment revenues. The Company's primary measure of profit, net income, is that by which it formulates decisions and communicates to investors and analysts. Gross profit data is provided for additional information. Financial information internally reported for the quarters ended June 30, 1999 and 1998, and the six months ended June 30, 1999 and 1998 is as follows (in thousands):

                                INTELLICALL, INC.

                          NOTES TO FINANCIAL STATEMENTS







                                                            QUARTER ENDED JUNE 30, 1999



                                      SERVICES         EQUIPMENT         SUBTOTAL         CORPORATE(4)         TOTAL
                                      --------         ---------         --------         ---------            -----

              REVENUES(1)                2,951             1,549           4,500                              4,500
                                         65.6%             34.4%           100.0%

             GROSS PROFIT                                                                                       (49)
                (LOSS)(2)                   55              (104)            (49)
                                         52.9%            100.0%             N/A

             NET  LOSS(3)                 (122)           (2,352)         (2,474)              (585)         (3,059)
                                          4.9%             95.1%          100.0%



(1) Equipment revenues include international sales of $187.

(2) Percentage is determined based on the greater of the absolute amount of all segments reporting a positive gross profit or all segments reporting a negative gross profit. The absolute amount of all segments reporting a positive gross profit is $55, while the absolute value of all segments reporting a negative gross profit is $104. Accordingly, the percentages are calculated based on a denominator of $104.

(3) Percentage is determined based on the greater of the absolute amount of all segments reporting a profit or all segments reporting a loss. The absolute amount of all segments reporting a profit is zero, while the absolute value of all segments reporting a loss is $2,474. Accordingly, the percentages are calculated based on a denominator of $2,474.

(4) Note that "corporate" is not a segment. As a consequence, percentage amounts are not calculated for "Corporate".

                                                    INTELLICALL, INC.

                                              NOTES TO FINANCIAL STATEMENTS







                                                            QUARTER ENDED JUNE 30, 1998



                                      SERVICES         EQUIPMENT         SUBTOTAL         CORPORATE(4)         TOTAL
                                      --------         ---------         --------         ---------            -----

              REVENUES(1)                7,528             3,321           10,849                             10,849
                                         69.4%             30.6%           100.0%

          GROSS PROFIT(2)                  516               764            1,280                --            1,280
                                         40.3%             59.7%           100.0%
     NET INCOME (LOSS)(3)                  313            (1,552)          (1,239)               71           (1,168)
                                         20.2%            100.0%              N/A



(1) Equipment revenues include international sales of $176.

(2) Percentage is determined based on the greater of the absolute amount of all segments reporting a positive gross profit or all segments reporting a negative gross profit. The absolute amount of all segments reporting a positive gross profit is $1,280, while the absolute value of all segments reporting a negative gross profit is zero. Accordingly, the percentages are calculated based on a denominator of $1,280.

(3) Percentage is determined based on the greater of the absolute amount of all segments reporting a profit or all segments reporting a loss. The absolute amount of all segments reporting a profit is $313, while the absolute value of all segments reporting a loss is $1,552. Accordingly, the percentages are calculated based on a denominator of $1,552.

(4) Note that "corporate" is not a segment. As a consequence, percentage amounts are not calculated for "Corporate".

                                                    INTELLICALL, INC.

                                              NOTES TO FINANCIAL STATEMENTS




                                                            SIX MONTHS  ENDED JUNE 30, 1999



                                      SERVICES         EQUIPMENT         SUBTOTAL         CORPORATE(4)         TOTAL
                                      --------         ---------         --------         ---------            -----

              REVENUES(1)                6,109             6,380           12,489                             12,489
                                          48.9             51.1%           100.0%

             GROSS PROFIT
                (LOSS)(2)                 (55)               458              403                                403
                                        12.0%             100.0%              N/A

             NET  LOSS(3)                (373)            (3,573)          (3,946)           (1,342)          (5,288)
                                         9.5%              90.5%           100.0%



(1) Equipment revenues include international sales of $202.

(2) Percentage is determined based on the greater of the absolute amount of all segments reporting a positive gross profit or all segments reporting a negative gross profit. The absolute amount of all segments reporting a positive gross profit is $458, while the absolute value of all segments reporting a negative gross profit is $55. Accordingly, the percentages are calculated based on a denominator of $458.

(3) Percentage is determined based on the greater of the absolute amount of all segments reporting a profit or all segments reporting a loss. The absolute amount of all segments reporting a profit is zero, while the absolute value of all segments reporting a loss is $3,946. Accordingly, the percentages are calculated based on a denominator of $3,946.

(4) Note that "corporate" is not a segment. As a consequence, percentage amounts are not calculated for "Corporate".

                                INTELLICALL, INC.

                          NOTES TO FINANCIAL STATEMENTS







                                                            SIX MONTHS ENDED JUNE 30, 1998



                                      SERVICES         EQUIPMENT         SUBTOTAL         CORPORATE(4)         TOTAL
                                      --------         ---------         --------         ---------            -----

              REVENUES(1)               13,147             7,583           20,730                             20,730
                                         63.4%             36.6%           100.0%

          GROSS PROFIT(2)                  865             1,514            2,379                 --           2,379
                                         36.4%             63.6%           100.0%
      NET PROFIT(LOSS)(3)                  459            (3,047)          (2,588)             5,938           3,350
                                         15.1%            100.0%              N/A


(1)  Equipment revenues include international sales of $1,723.

(2) Percentage is determined based on the greater of the absolute amount of all segments reporting a positive gross profit or all segments reporting a negative gross profit. The absolute amount of all segments reporting a positive gross profit is $2,379, while the absolute value of all segments reporting a negative gross profit is zero. Accordingly, the percentages are calculated based on a denominator of $2,379.

(3) Percentage is determined based on the greater of the absolute amount of all segments reporting a profit or all segments reporting a loss. The absolute amount of all segments reporting a profit is $459, while the absolute value of all segments reporting a loss is $3,047. Accordingly, the percentages are calculated based on a denominator of $3,047.

(4) Note that "corporate" is not a segment. As a consequence, percentage amounts are not calculated for "Corporate".

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements - Cautionary Statements

         This Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the
"Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Specifically, all statements other than statements of historical facts included in this report regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements (the "cautionary statements") reflect the current view of the Company with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, product introductions and acceptance, technological change, changes in industry practices and one-time events. Although the Company believes that expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

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

         Conceptually, the certification process requires (a) the testing of selected existing products in a simulated Y2K environment to determine whether remediation is required (the "Test Phase"), (b) the development of remedial software (the "Programming Phase"), and (c) final testing and product certification (the "Final Test Phase"). Since the Test Phase requires the development of test plans and scripts for a multitude of products and their components, it is necessarily a lengthy one. The Table below summarizes, for each phase, the estimated historical cost, the percentage of completion at June 30, 1999, estimated total costs and targeted completion dates.


                                                                 Phase
                                              ----------------------------------------------
                                              Test            Programming         Final Test
                                              ----            -----------         ----------

Estimated Cost to 6/30/99                  $  136,000            $  156,800      $    52,300
Percent Complete at 6/30/99                       94%                   98%              83%
Estimated Total Cost                       $  145,000              $160,000      $    63,000
Estimated Completion Date                        8/99                  8/99            10/99

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

                                                                        Phase
                                       ---------------------------------------------------------------
                                         System Design              Coding               System Test
                                         -------------              ------               -----------
Implementation
--------------
Estimated Cost to 6/30/99                   $  33,300                 51,760                       0
Percent Complete at 6/30/99                      100%                    23%                      0%
Estimated Total Cost                        $  33,300               $225,000                $ 25,000
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

         The ISG has inventoried all personal computers and related servers and software used by the Company. The inventory is largely complete, on the basis of which, the Company has tentatively adopted a plan to spend approximately $100,000 for replacements and upgrades of the inventoried equipment and software to achieve Y2K capability and otherwise improved performance. Management believes that the necessary replacements and upgrades can be obtained from third parties on a timely basis.

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


Recent Developments

         On April 9, 1999 the Company was granted bridge financing of $1.0 million by Banca del Gottardo in Lugano, Switzerland for the purpose of satisfying all obligations to T.J. Berthel Investments. The $1.0 million in bridge financing, together with an additional $1.0 million to be used for working capital purposes was refinanced by Banca del Gottardo into 7% convertible long-term notes due June 11, 2004. The notes were issued with warrants to purchase 200,000 shares at $1.55 per share. These notes are convertible into 1.3 million shares of the Company's Common Stock at a price of $1.55 per share. In connection with issuing the notes, the Company has granted to Banca del Gottardo a right of prepayment from the sale of all or a portion of 50% of Intellicall's ownership of ILD.

Financial Condition

Liquidity and Capital Resources

         During the six months ended June 30, 1999 the Company generated $2.5 million of cash from operations including changes in operating assets and liabilities.

         Net changes in operating assets and liabilities during the six months ended June 30, 1999 provided a source of cash of $6.1 million. The primary factors affecting these changes were a decrease in accounts receivable of $4.9 million and an increase in accounts payable of $1.1 million.

         Cash flows from investing activities include capital expenditures of $96,000 and expenditures for software and product development of $565,000.

         Cash flows from financing activities include a $2.8 million repayment on the line of credit from Finova, a $1.0 million repayment on the note from T.J. Berthel Investments, L.P., and the issuance of $2.0 million in Notes to Banca Del Gottardo.

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


Results of Operations

         Service Revenues. Service revenues for the second quarter ended June 30, 1999 were $3.0 million compared to $7.5 million for the same period in 1998. For the six month period ended June 30, 1999, service revenues were $6.1 million compared to $13.1 million for the six months ended June 30, 1998.

Of the $4.5 million and $7.0 million decrease in service revenues for the quarter ended and six months ended June 30, 1999, respectively, $3.0 million and $4.3 million, respectively, was due to the loss of several large customers who had been using the Intellistar service and now have billing arrangements with other service providers. The remaining decline, $1.5 million for the quarter ended June 30, 1999 and $2.7 million decline for the six months ended June 30, 1999 is a result of dial-around. Dial-around is the increasingly prevalent practice by users of accessing alternative operator service systems, placing 800 calls or using prepaid calling cards when using public payphones.

         Equipment Sales. Equipment sales for the second quarter ended June 30, 1999 were $1.5 million compared to $3.3 million for the same period last year. For the six month period ended June 30, 1999 equipment revenues were $6.4 million compared to $7.6 million for the same period last year.
The following table analyzes sales by market (in thousands):

                                         Three months ended          Six months ended
                                       June 30,      June 30,       June 30,     June 30,
                                         1999         1998           1999          1998
                                     -----------    -----------    ----------    ---------

Domestic                            $      1,362    $     3,145    $    6,178    $    5,860
International                                187            176          202          1,723
                                     -----------    -----------    ----------    ----------
    Total Equipment Sales           $      1,549    $     3,321    $    6,380    $    7,583
                                     ===========    ===========    ==========    ==========

The decrease in domestic sales for the quarter ended June 30, 1999 is due primarily to less than expected shipments into the newly deregulated Canadian market, which was affected by a labor strike of Bell Canada telephone workers. The increase in domestic sales for the six months ended June 30, 1999 is due primarily to shipments into the newly deregulated Canadian market during the first quarter of 1999. International sales saw a decrease of $1.5 million for the six months ended June 30, 1999 when compared to last year, primarily due to less than anticipated switch sales. It is believed that the weak Asian economy adversely impacted anticipated sales into the region.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1.8 million for the quarter ended June 30, 1999 compared to $2.2 million for the same period last year. For the six months ended June 30, 1999 selling, general and administrative expenses were $3.8 million compared to $4.3 million for the same period last year. Selling, general and administrative expenses declined $500,000 for the six months ended June 30, 1999 compared to the same period last year primarily due to cost cutting measures undertaken by the Company.

         Research and Development Expenses. Gross spending for research and development increased $13,000 for the quarter ended June 30, 1999 compared to last year and decreased $58,000 for the six months ended June 30, 1999. During the quarters ended June 30, 1999 and June 30, 1998 the Company capitalized $250,000 of software development costs.

         Provision for Doubtful Accounts. The provision for doubtful accounts decreased $58,000 for the six months ended June 30, 1999. The decrease is primarily due to increased efforts to collect aged accounts receivable which were previously reserved for.

         Gain on Sale of Assets. During the second quarter ended June 30, 1998 the Company reported a gain on sale of assets of $493,000 from the sale of a portion of the Company's ownership interest in ILD to an unrelated third party (see Note 8).

During the first quarter of 1998 the Company reported gains on sales of assets totaling $6.4 million. Such gains resulted from partial gain recognition on the January 1998 sale of the Company's prepaid services operation to ILD and from gain on the March 1998 sale of a portion of the Company's ownership interest in ILD to an unrelated third party.

Part II. Other Information



Item 4.  Submission of Matters to a Vote of Security Holders.

         On May 6, 1999 the Company held its annual meeting of stockholders in Dallas, Texas. At the meeting stockholders elected directors and ratified the appointment of PriceWaterhouseCoopers LLP as independent public accountants for the Company.

         Set forth below are the results of the meeting:

(1)      Election of Directors
         ---------------------

                Name                            For             Against              Withheld
                ----                            ---             -------              --------

         B. Michael Adler                    7,813,067         2,262,670                --
         Thomas J. Berthel                   8,120,302         1,955,435                --
         Lewis E. Brazelton III              9,982,539            93,198                --
         Arthur Chavoya                      9,957,042           118,695                --
         Richard B. Curran                   9,957,039           118,698                --
         William O. Hunt                     9,873,507           202,230                --
         John J. McDonald                    9,440,135           635,602                --

(2)      Ratification of Auditors
         ------------------------

         For                9,977,427

         Against               17,947

         Withheld              80,363


Item 5.  Other Information

         On June 11, 1999 the Company completed the sale of $2.0 million of 7.0% convertible subordinated notes, due June 11, 2004, to Banca del Gottardo in Lugano, Switzerland. The net proceeds from the sale of the notes were used to repay indebtedness ($1,000,000) with the balance utilized for working capital. The notes were issued with warrants to purchase 200,000 shares of the Company's Common Stock at $1.55 per share. The notes are convertible into 1,290,323 shares of the Company's Common Stock at a price of $1.55 per share. Interest is payable semi-annually beginning December 1999.

Item 6.   Exhibits and Reports on Form 8-K

         (a) The following exhibits are filed as a part of this Quarterly Report on Form 10-Q.

                  *10.1  Note and Warrant Purchase, Paying and
                         Conversion/Exercise Agency Agreement executed with Banca del Gottardo.
                   10.2 Form of 7% Convertible Subordinated Notes (included within Exhibit 10.2). 10.3 Form of Warrants issued with Notes (included within Exhibit 10.2).
                   10.3  Form of Warrants issued with Notes (included within
                         Exhibit 10.2).

                   *      Filed herewith

         (b)      Reports on Form 8-K:  None.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          INTELLICALL, INC.



                           /s/ John J. McDonald, Jr.
                           -----------------------------------------------------
                                          John J. McDonald, Jr.
                                          President and Chief Executive Officer

                           /s/ R. Phillip Boyd
                           -----------------------------------------------------
                                          R. Phillip Boyd
                                          Vice President Finance
                                          and Chief Financial Officer


Date:   August 16, 1999