Form 10-Q
period 1999-09-30
INTELLICALL INC
filed 1999-11-15
CIK 818674

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

         Yes   X                                      No
             -----                                       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Outstanding at
           Class                                  November 15,1999
-------------------------------                   ----------------
Common Stock $.01 par value                           12,080,175

-------------------------------------------------------------------------------

INDEX

INTELLICALL, INC.

PART I.      FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Balance Sheets at September 30, 1999
             (Unaudited) and December 31, 1998..........................................1

             Statements of Operations for each of the
             three month periods ended September 30, 1999 and 1998
             (Unaudited)  ..............................................................3

             Statements of Operations for each of the
             nine month periods ended September 30, 1999 and 1998
             (Unaudited)  ..............................................................4

             Statements of Cash Flows for each of the nine month periods ended September 30, 1999 and 1998
             (Unaudited)  ..............................................................5

             Notes to Financial Statements (Unaudited)..................................6

   Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations......................................................19

PART II.     OTHER INFORMATION

   Item 1.   Legal Proceedings..........................................................28

   Item 6.   Exhibits and Reports on Form 8-K...........................................28

Signatures..............................................................................29

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

INTELLICALL, INC.
BALANCE SHEETS
ASSETS
(in thousands)

                                                                 September 30, 1999  December 31, 1998
                                                                 ------------------  -----------------
                                                                    (unaudited)
Current assets
     Cash and cash equivalents...............................       $      19          $      16
     Receivables.............................................           1,960              4,854
          Less allowance for doubtful accounts...............             344                442
                                                                    ---------          ---------
                                                                        1,616              4,412
     Inventories, net........................................           3,808              5,177
     Receivables from related party, net.....................             287                658
     Other current assets....................................             364                197
                                                                    ---------          ---------
          Total current assets...............................           6,094             10,460
Fixed assets, net............................................           1,125              1,425
Capitalized software costs, net..............................           2,646              2,481
Notes receivable, net........................................             850              1,074
Intangible assets, net.......................................             681                749
Investment in unconsolidated investee........................             624              1,491
Other assets, net............................................           1,050              1,286
Assets of discontinued operations............................             206              3,438
                                                                    ---------          ---------
                                                                    $  13,276          $  22,404
                                                                    =========          =========

                  See notes to financial statements.

INTELLICALL, INC.
BALANCE SHEETS (CONTINUED)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share information)

                                                                      September 30, 1999       December 31, 1998
                                                                      ------------------       -----------------
                                                                         (Unaudited)
Current liabilities
     Accounts payable..........................................           $   2,480                $   2,085
     Deferred revenue..........................................                  --                       84
     Accrued liabilities.......................................               1,107                      968
     Current portion of long-term debt ........................                  --                    3,811
                                                                          ---------                ---------
     Total current liabilities.................................               3,587                    6,948
Long-term debt ................................................               9,243                    7,312
Deferred gain on sale of assets................................                 967                      968
Other liabilities..............................................                 250                      250
Liabilities of discontinued operations.........................                 297                      880
                                                                          ---------                ---------
      Total liabilities........................................              14,344                   16,358
Commitments and contingent liabilities.........................                  --                       --
Stockholders' equity (deficit)
     Preferred stock, $.01 par value; 1,000,000 shares
         authorized;  zero and 510 shares issued
         and outstanding, respectively.........................                  --                        1
     Common stock, $.01 par value; 20,000,000 shares
          authorized; 12,080,175 and 11,738,001 shares issued,
          respectively.........................................                 121                      117
     Additional paid-in capital................................              58,054                   57,895
     Less common stock in treasury, at cost;
          24,908 shares........................................                (258)                    (258)
     Accumulated deficit.......................................             (58,985)                 (51,709)
                                                                          ---------                ---------
          Total stockholders' equity (deficit).................              (1,068)                   6,046
                                                                          ---------                ---------
                                                                          $  13,276                $  22,404
                                                                          =========                =========

See notes to financial statements.

INTELLICALL, INC.
STATEMENTS OF OPERATIONS(UNAUDITED)
(in thousands, except share information)

                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                              -------------
                                                          1999            1998
                                                          ----            ----
Equipment sales                                         $  2,830        $  4,755

Cost of equipment sales                                    2,390           3,728
                                                        --------        --------

Gross profit from equipment sales                            440           1,027

Selling, general and administrative expenses               1,486           2,047
Provision for doubtful accounts                               57              93
Research and development expenses                            197             286
                                                        --------        --------
Operating loss                                            (1,300)         (1,399)

Interest income                                               26              80

Interest expense                                            (330)           (376)

Loss in equity investee                                     (212)            (88)

Other income                                                  16            --
                                                        --------        --------

Loss from continuing operations                           (1,800)         (1,783)

Income (loss) from discontinued operations                  (189)            310
                                                        --------        --------

Net loss                                                $ (1,989)       $ (1,473)
                                                        ========        ========

Earnings per share:
   Basic:
      Loss from continuing operations                   $  (0.15)       $  (0.18)
      Income (loss) from discontinued operations           (0.02)           0.03
                                                        --------        --------
      Net loss                                          $  (0.17)       $  (0.15)
                                                        ========        ========

   Diluted:
      Loss from continuing operations                   $  (0.15)       $  (0.18)
      Income (loss) from discontinued operations           (0.02)           0.03
                                                        --------        --------
      Net loss                                          $  (0.17)       $  (0.15)
                                                        ========        ========

   Weighted average number of shares outstanding:
      Basic                                               12,055           9,912
      Diluted                                             12,055           9,912
                                                        ========        ========

See notes to financial statements.

INTELLICALL, INC.
STATEMENTS OF OPERATIONS(UNAUDITED)
(in thousands, except share information)

                                                            NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                               -------------
                                                          1999              1998
                                                          ----              ----
Equipment sales                                         $  9,210        $ 12,338

Cost of equipment sales                                    8,312           9,797
                                                        --------        --------

Gross profit from equipment sales                            898           2,541

Selling, general and administrative expenses               4,939           5,977
Provision for doubtful accounts                              142             237
Research and development expenses                            695             843
                                                        --------        --------
Operating loss                                            (4,878)         (4,516)

Interest income                                              146             239

Interest expense                                          (1,336)         (1,159)

Gain on sale of assets                                      --             6,892

Loss in equity investee                                     (833)           (418)

Other income                                                 181            --
                                                        --------        --------

Income (loss) from continuing operations                  (6,720)          1,038

Income (loss) from discontinued operations                  (557)            839
                                                        --------        --------

Net income (loss)                                       $ (7,277)       $  1,877
                                                        ========        ========

Earnings per share:
   Basic:
     Income (loss) from continuing operations           $  (0.56)       $   0.11
     Income (loss) from discontinued operations            (0.04)           0.08
                                                        --------        --------
     Net income (loss)                                  $  (0.60)       $   0.19
                                                        ========        ========

   Diluted:
     Income (loss) from continuing operations           $  (0.56)       $   0.10
     Income (loss) from discontinued operations            (0.04)           0.07
                                                        --------        --------
     Net income (loss)                                  $  (0.60        $   0.17
                                                        ========        ========

   Weighted average number of shares outstanding:
     Basic                                                12,045           9,716
     Diluted                                              12,045          10,926
                                                        ========        ========

See notes to financial statements.

INTELLICALL, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

                                                                           NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                          --------------------
                                                                          1999            1998
                                                                          ----            ----
Operating activities:
         Net income (loss)                                              $(6,720)       $ 1,038
         Adjustments to reconcile net income (loss) to
           net cash provided by (used in) operating activities:
           Gain on sale of investments                                     --           (6,892)
           Depreciation and amortization                                  1,537          1,323
           Provision for doubtful accounts                                  142            237
           Provision for inventory                                          120            225
           Loss of equity investee                                          833            418

         Changes in operating assets and liabilities:
            Receivables                                                   2,712           (452)
            Inventories                                                   1,249            524
            Receivables from related party                                  371            447
            Other current assets                                           (167)            60
            Notes receivable                                                166            117
            Accounts payable                                                396         (4,445)
            Accrued liabilities                                              55             13
            Deferred gain on sale of assets                                  (1)           968
            Other                                                           (63)          (313)
                                                                        -------        -------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                         630         (6,732)
                                                                        -------        -------
Investing activities:
         Purchase of equipment                                             (162)          (368)
         Capitalized software                                              (815)          (750)
         Cash received on sale of assets                                   --            8,463
                                                                        -------        -------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                        (977)         7,345
                                                                        -------        -------
Financing activities:
         Borrowings on notes payable                                      3,000           --
         Payments on notes payable                                       (2,000)           (28)
         Net repayments on line of credit                                (2,811)        (1,759)
         Proceeds from issuance of stock under stock option plans          --              433
                                                                        -------        -------
NET CASH USED IN FINANCING ACTIVITIES                                    (1,811)        (1,354)
                                                                        -------        -------
CASH FLOWS FROM DISCONTINUED OPERATIONS                                   2,161          1,072
                                                                        -------        -------
Net increase in cash and cash equivalents                                     3            331
Cash and cash equivalents at beginning of period                             16           --
                                                                        -------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $    19        $   331
                                                                        =======        =======
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                           $   539        $   656
                                                                        =======        =======
SUPPLEMENTAL NON CASH FLOW INFORMATION:
Conversion of debt to equity                                            $  --          $   210
                                                                        =======        =======

See notes to financial statements.

                                INTELLICALL, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS



NOTE 1 - CERTAIN ACCOUNTING POLICIES

         BASIS OF PRESENTATION. The accompanying unaudited financial statements of Intellicall, Inc. (the "Company"), for the quarter and nine months ended September 30, 1999 and 1998, have been prepared in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in annual reports on Form 10-K. In management's opinion, all adjustments necessary for a fair presentation of the results of operations for the periods shown have been made and are of a normal and recurring nature.

The results of operations for the quarter and nine months ended September 30, 1999, are not necessarily indicative of the results of operations expected for the full year 1999. The financial statements herein should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

The amounts of software development costs capitalized in the third quarter of 1999 and 1998 were $.3 million and $.3 million, respectively. The Company recorded $.2 million and $.2 million of software amortization expense for the quarters ended September 30, 1999 and 1998.

For the nine months ended September 30, 1999 and 1998, the Company capitalized $.8 million and $.8 million respectively. The software amortization expense recorded was $.7 million and $.4 million for the nine months ended September 30, 1999 and 1998, respectively.

         CASH AND CASH EQUIVALENTS. For purposes of the balance sheets and statements of cash flows, cash and cash equivalents include short-term liquid investments purchased with remaining maturities of three months or less.

                                INTELLICALL, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS



NOTE 2 - EARNINGS(LOSS) PER SHARE

         The following table sets forth a reconciliation of the numerator and denominator used in the basic and diluted EPS computation for the quarter and nine month periods ended September 30, 1999 and 1998, respectively (in thousands):

                                                              Three Months      Three Months        Nine Months       Nine Months
                                                                 Ended             Ended               Ended             Ended
                                                              September 30,     September 30,       September 30,     September 30,
                                                                  1999              1998                1999              1998
                                                              -------------     ------------        -------------     ------------
Income (loss) from continuing operations                       $ (1,800)          $ (1,783)            (6,720)             1,038
Income (loss) from discontinued operations                         (189)               310               (557)               839
                                                               --------           --------           --------           --------
Net income (loss)                                              $ (1,989)          $ (1,473)            (7,277)             1,877

Basic:
    Weighted average number of shares outstanding                12,055              9,912             12,045              9,716
                                                               ========           ========           ========           ========


Diluted:
   Weighted average number of shares outstanding used
       in the basic net income (loss) per share calculation      12,055              9,912             12,045              9,716
    Weighted average shares from assumed exercise of
        dilutive stock options and warrants, net of shares
        assumed to be repurchased with exercise proceeds           --                 --                 --                  208
     Assumed conversion of Series A Preferred Stock
        at beginning of period                                     --                 --                 --                1,002
                                                               --------           --------           --------           --------

     Weighted average number of shares outstanding used
         in the fully diluted net income (loss) per share
         calculation                                             12,055              9,912             12,045             10,926
                                                                ========           ========           ========           ========

         In accordance with FAS 128, options and warrants to purchase 3,609,378 and 2,915,705 shares of Common Stock were excluded in the diluted EPS calculation because they were antidilutive, for the three months ended September 30, 1999 and 1998, respectively. Conversion of debt and preferred stock were antidilutive and therefore were excluded for both of the three month periods calculations. For the nine month periods ended September 30, 1999 and 1998, options and warrants to purchase 3,609,378 and 1,883,580 shares respectively, of Common Stock were excluded in the diluted EPS calculation because they were antidilutive. The September 30, 1999 calculation excluded 2,916,513 shares issuable upon conversion of debt because they were antidilutive.

                                INTELLICALL, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS



 NOTE 3 - LONG-TERM DEBT AND LINE OF CREDIT
         The Company's debt consisted of the following (in thousands):

                                                                                 September 30,         December 31,
                                                                                     1999                 1998
                                                                                 -------------         ------------
         8% Convertible subordinated notes, due 2000                              $    2,630          $    2,630
         8% Convertible subordinated notes, due 2001                                   5,000               5,000
         Convertible subordinated note, due 1999                                          --               1,000
         Asset-based note collateralized by certain assets, due 1999                      --               2,811
         7% Convertible subordinated notes, due 2004                                   2,000                  --
                                                                                  ----------          ----------
                                                                                       9,630              11,441
         Less unamortized debt discount                                                 (387)               (318)
                                                                                  ----------          ----------
              Total debt                                                               9,243              11,123
                                                                                  ----------          ----------

         Less current portion of long-term debt                                           --              (3,811)
                                                                                  ----------          ----------
              Total long-term debt                                                $    9,243          $    7,312
                                                                                  ==========          ==========

         On February 15, 1994 the Company issued a $1.0 million, 10.0%, convertible, subordinated note to T.J. Berthel Investments, L.P., whose ownership also controls 4.2% of the Company's outstanding common stock. Interest was payable quarterly and commenced March 31, 1994. The Company paid the entire principal amount, including any accrued interest, on April 8, 1999.

         On December 29, 1995 the Company completed the sale of $7.5 million of 8.0% convertible subordinated notes, due December 31, 2000, to Banca Del Gottardo in Lugano, Switzerland with the proceeds used to repay the previous lender and for working capital purposes. The notes were issued with warrants to purchase 300,000 shares of the Company's Common Stock at $4.20 per share. As a result of activating certain anti-dilution provisions, the warrants entitle the holder to purchase 418,507 shares of Common Stock, exercisable at $3.01 per share. The notes are convertible into 1,785,714 shares of the Company's Common Stock at a price of $4.20 per share. Cumulative, as of September 30, 1999, $4.87 million of the Banca Del Gottardo Notes were converted to 1,159,517 of the Company's Common Stock. Interest is payable semi-annually and commenced June 30, 1996.

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

                                INTELLICALL, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS



         On November 22, 1996 the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Finova Capital Corporation ("Finova") pursuant to which Finova agreed to loan the Company up to $12.0 million (the "Loan") based on an available borrowing base. The borrowing base consisted primarily of call traffic and trade equipment receivables and inventory, subject to eligibility requirements determined by Finova. Amounts loaned subject to the borrowing base were determined by percentages established in the Loan Agreement.

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

         On January 27, 1999, the Company closed and commenced funding under a Receivable Sale Agreement (the "RFC Agreement") with RFC Capital Corporation ("RFC") pursuant to which RFC has agreed to purchase from the Company certain telecommunication receivables generated by the Company in the ordinary course of the Company's business. The proceeds from the initial sale of receivables were used to pay all of the Company's obligations to Finova and for working capital purposes. The RFC Agreement calls for RFC to purchase eligible receivables from the Company from time to time upon presentation thereof for a purchase price equal to the net value of such receivables. Net value is designed to yield RFC an effective rate of prime plus 2.75% plus allow RFC to retain a holdback of 5.00% in the face amount of the receivables, net of collections, against future collection risk. For the quarter and nine months ended September 30, 1999, the Company incurred $.05 million and $.2 million of interest expense relating to this agreement.

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

         The initial term of the RFC Agreement is through December 21, 2000.

         On April 9, 1999 the Company was granted bridge financing of $1.0 million from Banca del Gottardo in Lugano, Switzerland for the purpose of satisfying all obligations to T.J. Berthel Investments.

                                INTELLICALL, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS



         On June 11, 1999 the Company completed the sale of $2.0 million of 7.0% convertible subordinated notes, due June 11, 2004, to Banca del Gottardo in Lugano, Switzerland. $1.0 million of the net proceeds from the sale of the notes were used to repay the bridge financing, with the balance utilized for working capital. The notes were issued with warrants to purchase 200,000 shares of the Company's Common Stock at $1.55 per share. The notes are convertible into 1,290,323 shares of the Company's Common Stock at a price of $1.55 per share. Interest is payable semi-annually beginning December 1999. In connection with issuing the notes, the Company has granted to Banca del Gottardo, a right of repayment from the sale of all or a portion of 50% of Intellicall's stock ownership in ILD.

         On October 21, 1999 the Company received notice from Banca del Gottardo of its intent to "put" to the Company the balance of the 8% convertible subordinate notes due December 31, 2000. The agreement, relating to such convertible debt includes a put option, giving Banca del Gottardo the right to tender payment for the outstanding balance of the notes on December 31, 1999. The current outstanding balance of the notes is $2.6 million.

         The Company is currently in negotiation with Banca del Gottardo to restructure the aforementioned debt with the intent of deferring and/or eliminating the put tender. While the Company believes that the debt will be restructured, there can be no assurance that terms acceptable to both the Company and Banca del Gottardo can be agreed upon.

         Without the additional sale of Company assets or the issuance of additional debt or equity, the Company currently does not have adequate cash resources to repay the outstanding balance of the notes in the event an agreement between the Company and Banca del Gottardo cannot be reached.


NOTE 4 - INVENTORIES

         As of September 30, 1999 and December 31, 1998, the Company's inventories, net of related reserves, consisted of the following (in thousands):

                                                                               September 30,      December 31,
                                                                                   1999              1998
                                                                               -------------      ------------
         Raw materials                                                          $   3,403         $    3,629
         Work-in-process                                                              347                428
         Finished goods                                                                58              1,120
                                                                                 --------         ----------
              Total inventories, net                                            $   3,808         $    5,177
                                                                                =========         ==========

                                INTELLICALL, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS



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


NOTE 6 - EQUITY FINANCING

         On July 21, 1997 (the "Closing Date") the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with four institutional investors (the "Investors") pursuant to which the Investors purchased $4.0 million of the Company's Series A Convertible preferred stock (the "preferred stock"). The Company utilized the net proceeds from the sale of the preferred stock (approximately $3.8 million) to pay down indebtedness to Finova.

         As of March 31, 1999, all of the Company's Series A convertible preferred stock had been converted for 2.5 million shares of common stock. The Company filed a registration statement on the common stock underlying the conversion of the preferred stock on September 5, 1997.


NOTE 7 - EQUITY TRANSACTIONS

         On August 10, 1999 the Company issued a warrant, effective June 21, 1999 to Paytel Canada, Inc. (the "Holder") entitling the holder to subscribe for and purchase, during the period specified in the warrant, 500,000 shares of duly authorized, validly issued, fully paid and non-assessable common stock. This warrant has been granted to the Holder in exchange for its commitment to purchase up to $30.0 million of products and services from the Company. For each $1.0 million actually received by the Company from the Holder for payment of purchases of products and services from the Company from and after the date of this warrant, there shall vest in the Holder the right to purchase 12,500 shares of common stock at a price of $1.30 per share.

         In addition, upon receipt by the Company from the Holder of aggregate payments equal to $30.0 million, there shall vest in the Holder the right to purchase an additional 125,000 shares of common stock at a price of $1.30 per share.

         The warrant is effective June 21, 1999 and expires on January 19, 2004. As of September 30, 1999, the Holder has yet to accrue a vested interest in the issued warrant.

                                INTELLICALL, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS



NOTE 8 - SALE OF PREPAID SERVICES OPERATION

         On January 1, 1998 the Company sold its prepaid services operation to ILD Telecommunications, Inc. ("ILD") in exchange for (i) $2.0 million in cash, (ii) forgiveness of the Company's promissory note in the original principal amount of $2.0 million which had previously been executed and delivered to ILD to purchase 18,348.62 shares of ILD common stock valued at $109 a share, and (iii) a $1.0 million promissory note due at the earlier of the date of ILD's public offering or December 31, 1998. As of March 31, 1999, ILD had agreed to payment arrangements to satisfy the $1.0 million promissory note. The cash proceeds were used to further reduce the Company's indebtedness to Finova. The Company recorded a $.8 million gain on the sale of the prepaid services operation with the balance recorded as deferred gain on sale of assets to an unconsolidated investee. As of September 30, 1999, the Company had $1.0 million of deferred gain.


NOTE 9 - SALE OF STOCK OF ILD

         On March 30, 1998, the Company sold to SMCO, LLP 18,348.62 shares of ILD common stock. SMCO is an unrelated third party, the negotiations for the sale transactions were at arm's length, and there were no additional obligations or elements of financial consideration relating to the sale transaction. The Company sold the shares for $325.00 each and recorded a gain on the sale in the amount of $5.6 million. The transaction lowered the Company's ownership percentage in ILD to 42.9% as of March 31, 1998. Accordingly, the Company accounts for its investment in ILD under the equity method of accounting retroactively to January 1, 1998.

         On April 3, 1998 the Company sold 1,539 shares of its Series A preferred stock in ILD to SMCO Investments, LLC. The shares were sold for $325.00 per share and resulted in a gain on sale of assets of $.5 million. The transaction lowered the Company's ownership percentage in ILD to 42.0% as of April 3, 1998.

         On October 21, 1999 the Company sold to First Avenue Partners, LP ("First Avenue") 5,000 shares of ILD Series A Convertible Preferred Stock. First Avenue Partners is an unrelated third party, the negotiations for the sale transaction were at arm's length and there were no additional obligations or elements of financial consideration relating to the sale transaction. The Company sold the shares for $250.00 each for an aggregate of $1.3 million and will record a gain of approximately $1.1 million. The transaction lowered the Company's ownership percentage in ILD to 31.0% as of October 21, 1999. Proceeds from the sale will be used for general operating capital purposes.

                               INTELLICALL, INC.

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS



NOTE 10 - BUSINESS SEGMENTS

         The Company had two reportable segments, billing services operations ("Services") and equipment. The Services segment, which was discontinued effective October 21, 1999 (See Note 11), provides billing and collection services to owners of payphones who use the Company's automated operator technology. The equipment segment manufactures and sells payphones, switches and related software.

         The accounting policies of the segments are the same as those described in NOTE 1, CERTAIN ACCOUNTING POLICIES. The Company evaluates segment performance based on revenues, gross profit and net income before taxes and interest.

         Financial information that is provided to the chief operating decision maker includes revenues, gross profit and net income. Note that there are no intersegment revenues. The Company's primary measure of profit, net income, is that by which it formulates decisions and communicates to investors and analysts. Gross profit data is provided for additional information. Financial information internally reported for the quarters ended September 30, 1999 and 1998, and the nine months ended September 30, 1999 and 1998 is as follows (in thousands):

                              INTELLICALL, INC.

                   NOTES TO UNAUDITED FINANCIAL STATEMENTS




                        QUARTER ENDED SEPTEMBER 30, 1999


                                     SERVICES(5)              EQUIPMENT             SUBTOTAL        CORPORATE(4)            TOTAL
                                     -----------             ----------             --------        ------------            -----
              REVENUES(1)              $ 2,866                $  2,830             $  5,696                               $  5,696
                                         50.3%                   49.7%               100.0%

             GROSS PROFIT
                (LOSS)(2)              $  (52)                $    440             $    388                               $    388
                                         11.8%                  100.0%                  N/A

             NET  LOSS(3)              $ (189)                $(1,300)             $(1,489)              $(500)           $(1,989)
                                         12.7%                   87.3%               100.0%




(1)  Equipment revenues include international sales of $422.

(2) Percentage is determined based on the greater of the absolute amount of all segments reporting a positive gross profit or all segments reporting a negative gross profit. The absolute amount of all segments reporting a positive gross profit is $440, while the absolute value of all segments reporting a negative gross profit is $52. Accordingly, the percentages are calculated based on a denominator of $440.

(3) Percentage is determined based on the greater of the absolute amount of all segments reporting a profit or all segments reporting a loss. The absolute amount of all segments reporting a profit is zero, while the absolute value of all segments reporting a loss is $1,489. Accordingly, the percentages are calculated based on a denominator of $1,489.

(4) Note that "Corporate" is not a segment. As a consequence, percentage amounts are not calculated for "Corporate".

(5)  The Services segment was discontinued effective October 21, 1999. See Note
     11.

                               INTELLICALL, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS




                        QUARTER ENDED SEPTEMBER 30, 1998



                                    SERVICES(5)               EQUIPMENT             SUBTOTAL       CORPORATE(4)           TOTAL
                                    -----------               ---------             --------       ------------           -----
              REVENUES(1)               $8,542                $  4,755             $ 13,297                             $ 13,297
                                         64.2%                   35.8%               100.0%

          GROSS PROFIT(2)               $  482                $  1,027             $  1,509                             $  1,509
                                         31.9%                   68.1%               100.0%

     NET INCOME (LOSS)(3)               $  310                $(1,399)             $(1,089)             $(384)          $(1,473)
                                         22.2%                  100.0%                  N/A




(1)  Equipment revenues include international sales of $1,382.

(2) Percentage is determined based on the greater of the absolute amount of all segments reporting a positive gross profit or all segments reporting a negative gross profit. The absolute amount of all segments reporting a positive gross profit is $1,509, while the absolute value of all segments reporting a negative gross profit is zero. Accordingly, the percentages are calculated based on a denominator of $1,509.

(3) Percentage is determined based on the greater of the absolute amount of all segments reporting a profit or all segments reporting a loss. The absolute amount of all segments reporting a profit is $310, while the absolute value of all segments reporting a loss is $1,399. Accordingly, the percentages are calculated based on a denominator of $1,399.

(4) Note that "Corporate" is not a segment. As a consequence, percentage amounts are not calculated for "Corporate".

(5)  The Services segment was discontinued effective October 21, 1999. See Note
     11.

                               INTELLICALL, INC.

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS




                     NINE MONTHS  ENDED SEPTEMBER 30, 1999


                                    SERVICES(5)               EQUIPMENT             SUBTOTAL       CORPORATE(4)           TOTAL
                                    -----------               ---------             ---------      ------------           -----
              REVENUES(1)              $ 8,975                $  9,210             $ 18,185                             $ 18,185
                                         49.4%                   50.6%               100.0%

             GROSS PROFIT
                (LOSS)(2)              $ (107)                $    898             $    791                             $    791
                                         11.9%                  100.0%                  N/A

             NET  LOSS(3)              $ (557)                $(4,878)             $(5,435)           $(1,842)          $(7,277)
                                         10.2%                   89.8%               100.0%



(1)  Equipment revenues include international sales of $624.

(2) Percentage is determined based on the greater of the absolute amount of all segments reporting a positive gross profit or all segments reporting a negative gross profit. The absolute amount of all segments reporting a positive gross profit is $898, while the absolute value of all segments reporting a negative gross profit is $107. Accordingly, the percentages are calculated based on a denominator of $898.

(3) Percentage is determined based on the greater of the absolute amount of all segments reporting a profit or all segments reporting a loss. The absolute amount of all segments reporting a profit is zero, while the absolute value of all segments reporting a loss is $5,435. Accordingly, the percentages are calculated based on a denominator of $5,435.

(4) Note that "Corporate" is not a segment. As a consequence, percentage amounts are not calculated for "Corporate".

(5)  The Services segment was discontinued effective October 21, 1999. See Note
     11.

                                INTELLICALL, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS




                      NINE MONTHS ENDED SEPTEMBER 30, 1998


                                    SERVICES(5)               EQUIPMENT             SUBTOTAL       CORPORATE(4)          TOTAL
                                    -----------               ---------             --------       ------------          -----
              REVENUES(1)              $21,689                $ 12,338             $ 34,027                             $34,027
                                         63.7%                   36.3%               100.0%

          GROSS PROFIT(2)              $ 1,347                $  2,541             $  3,888                             $ 3,888
                                         34.6%                   65.4%               100.0%

      NET PROFIT(LOSS)(3)              $   839                $(4,516)             $(3,677)             $5,554          $ 1,877
                                         18.6%                  100.0%                  N/A


(1)  Equipment revenues include international sales of $3,105.

(2) Percentage is determined based on the greater of the absolute amount of all segments reporting a positive gross profit or all segments reporting a negative gross profit. The absolute amount of all segments reporting a positive gross profit is $3,888, while the absolute value of all segments reporting a negative gross profit is zero. Accordingly, the percentages are calculated based on a denominator of $3,888.

(3) Percentage is determined based on the greater of the absolute amount of all segments reporting a profit or all segments reporting a loss. The absolute amount of all segments reporting a profit is $839, while the absolute value of all segments reporting a loss is $4,516. Accordingly, the percentages are calculated based on a denominator of $4,516.

(4) Note that "Corporate" is not a segment. As a consequence, percentage amounts are not calculated for "Corporate".

(5)  The Services segment was discontinued effective October 21, 1999. See Note
     11.

                                INTELLICALL, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS



NOTE 11 - DISCONTINUED OPERATIONS

     On September 22, 1999 the Company elected to discontinue its billing services operations effective October 21, 1999. The billing services segment of the Company's business was determined to be unprofitable after taking into account the administrative and support costs for the segment. The Company's billing services system is a combination of hardware and software that performs, without human intervention, all the functions necessary for completing an operator assisted payphone call (i.e., collect, calling card and credit card calls) and a range of other payphone services and features. During the quarter and nine months ended September 30, 1999 the Company reported a net loss of $.2 million and $.6 million, respectively. During the quarter and nine months ended September 30, 1998 the Company reported a net income of $.3 million and $.8 million, respectively. As a result of this action, the Company's revenues and operating expenses for the periods presented herein reflect only the equipment operations with the net results of the billing services operations reported on its statements of operations under the caption "Income (loss) from discontinued operations". Net revenues related to the Billing Services operations were $2.9 million and $8.5 million for the quarters ended September 30, 1999 and 1998, respectively. Net revenues related to the billing services operations were $9.0 million and $21.7 million for the nine months ended September 30, 1999 and 1998, respectively.

     Assets of the billing services operations disposed of consisted of receivables of $.2 million, net of $2.2 million of allowance for doubtful accounts as of September 30, 1999 and $3.4 million, net of $3.0 million of allowance for doubtful accounts as of December 31, 1998.

     Liabilities of the billing services operations disposed of consisted of payables of $.3 million as of September 30, 1999 and $.9 million as of December 31, 1998.

     The Company believes there is no tax impact resulting from the discontinued operations as the Company has historically been in a net loss carryforward, and a valuation allowance reserved against its deferred tax assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The accompanying financial statements, in the opinion of the Company's management, contained all material, normal and recurring adjustments necessary to present accurately the financial condition of the Company and the results of its operations for the periods indicated. The results of operations for the periods reported are not necessarily indicative of the results to be experienced for the entire year.

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

         Conceptually, the certification process requires (a) the testing of selected existing products in a simulated Y2K environment to determine whether remediation is required (the "Test Phase"), (b) the development of remedial software (the "Programming Phase"), and (c) final testing and product certification (the "Final Test Phase"). Since the Test Phase requires the development of test plans and scripts for a multitude of products and their components, it is necessarily a lengthy one. The Table below summarizes, for each phase, the estimated historical cost, the percentage of completion at September 30, 1999, estimated total costs and targeted completion dates.

                                                                 Phase
                                          ------------------------------------------------------
                                          Test                Programming             Final Test
                                          ----                -----------             ----------
Estimated Cost to 9/30/99              $  143,550             $  158,400             $    59,850
Percent Complete at 9/30/99                   99%                    99%                     95%
Estimated Total Cost                   $  145,000             $  160,000             $    63,000
Estimated Completion Date                   11/99                  11/99                   11/99

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

         INFORMATION SYSTEMS GROUP ("ISG") Y2K PROGRAM STATUS. The ISG's areas of responsibility include the evaluation and remediation (or replacement) of information technology systems ("IT Systems") used by the Company, and of the Y2K readiness of the Company's key vendors. Based upon its evaluation of the IT system used to process customer-submitted call traffic data (the "CTD System"), the ISG has concluded that the CTD System requires a major rewrite and upgrade to be made Y2K compatible. On September 22, 1999 the Company elected to discontinue its Billing Services operation effective October 21, 1999 (See Recent Developments section of this discussion). Accordingly, the ISG program to address Y2K readiness within the CTD system has been discontinued, including system design, system coding and system tests.

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

         The ISG has inventoried all personal computers and related servers and software used by the Company. The inventory is largely complete, on the basis of which, the Company has tentatively adopted a plan to spend approximately $.1 million for replacements and upgrades of the inventoried equipment and software to achieve Y2K capability and otherwise improved performance. Management believes that the necessary replacements and upgrades can be obtained from third parties on a timely basis.

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

RECENT DEVELOPMENTS

         On September 22, 1999 the Company elected to discontinue its billing services operation effective October 21, 1999. The Company's billing services system is a combination of hardware and software that performs, without human intervention, all the functions necessary for completing an operator assisted payphone call (i.e., collect, calling card and credit card calls) and a range of other payphone services and features. (See Note 11 to the financial statements.)

         The billing services segment of the Company's business was determined to be unprofitable after taking into account the administrative and support costs for the segment.

         On October 21, 1999 the Company sold to First Avenue Partners, LP 5,000 shares of ILD Series A Convertible Preferred stock. First Avenue Partners is an unrelated third party, and the negotiations for the sale transaction were at arm's length. The Company sold the shares for $250.00 each for an aggregate of $1.3 million and will record a gain of approximately $1.1 million. This transaction lowered the Company's ownership percentage in ILD to 31.0% as of October 21, 1999. Proceeds from the sale will be used for general operating capital purposes.

         On October 21, 1999 the Company received notice from Banca del Gottardo of its intent to "put" to the Company the balance of the 8% convertible subordinate notes due December 31, 2000 (See Note 3 to the financial statements). The agreement, relating to such convertible debt includes a put option, giving Banca del Gottardo the right to tender payment for the outstanding balance of the notes on December 31, 1999. The current outstanding balance of the notes is $2.6 million.

         The Company is currently in negotiation with Banca del Gottardo to refinance the aforementioned debt in order to provide the funding to satisfy the tender. The Company and Banca del Gottardo have tentatively agreed to the terms of the new financing.

         Without the additional sale of Company assets or the issuance of additional debt or equity, the Company currently does not have adequate cash resources to repay the outstanding balance of the notes in the event an agreement between the Company and Banca del Gottardo cannot be reached.

         The board of directors of the Company has authorized the management of the Company to investigate and pursue various strategic business alternatives to enhance the future of the Company, including acquisition, merger, sale or other corporate transaction. While management has identified potential strategic opportunities, no definitive agreement or understanding relating to such opportunities has been reached with any party as of the date of this filing.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended September 30, 1999 the Company generated $.6 million of cash from operations including changes in operating assets and liabilities.

         Net changes in operating assets and liabilities during the nine months ended September 30, 1999 provided a source of cash of $4.7 million. The primary factors affecting these changes were a decrease in accounts receivable of $2.7 million, an increase in accounts payable of $.4 million, a decrease in related party receivables of $.4 million and a decrease in inventory of $1.2 million.

         Cash flows from investing activities include capital expenditures of $.2 million and expenditures for software and product development of $.8 million.

         Cash flows from financing activities include a $2.8 million repayment on the line of credit from Finova, a $1.0 million repayment on the note from T.J. Berthel Investments, L.P., and the issuance of $2.0 million in Notes to Banca Del Gottardo.

         Cash flows from discontinued operations include a net loss from discontinued operations of $.6 million, depreciation and amortization of $.1 million, a decrease in receivables of $3.2 million and a decrease in payables of $.6 million.

         On January 27, 1999, the Company closed and commenced funding under a Receivable Sale Agreement (the "RFC Agreement") with RFC Capital Corporation ("RFC") pursuant to which RFC has agreed to purchase from the Company certain telecommunication receivables generated by the Company in the ordinary course of the Company's business. The proceeds from the initial sale of receivables were used to pay all of the Company's obligations to Finova and for working capital purposes. The RFC Agreement calls for RFC to purchase eligible receivables from the Company from time to time upon presentation thereof for a purchase price equal to the net value of such receivables. Net value is designed to yield RFC an effective rate of prime plus 2.75% plus allow RFC to retain a holdback of 5.00% in the face amount of the receivables, net of collections, against future collection risk. For the quarter and nine months ended September 30, 1999, the Company incurred $.05 million and $.2 million of interest expense relating to this agreement.

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

         The initial term of the RFC Agreement is through December 21, 2000.

         On October 21, 1999 the Company sold to First Avenue Partners, LP ("First Avenue") 5,000 shares of ILD Series A Convertible Preferred Stock. First Avenue is an unrelated third party, and the negotiations for the sale transactions were at arms length. The Company sold the shares for $250.00 each, for a total of $1.3 million. The Company intends to use the proceeds to fund operations and may have to sell additional assets in the future if operations do not generate sufficient profits and cash to finance its activities. The Company believes the sale of such stock will give the Company sufficient cash reserves to fund operations through at least January 2000, assuming no principal payments are due to Banca del Gottardo prior to such time.

         On October 21, 1999 the Company received notice from Banca del Gottardo of its intent to "put" to the Company the balance of the 8% convertible subordinate notes due December 31, 2000 (See Note 3 to the financial statements). The agreement, relating to such convertible debt includes a put option, giving Banca del Gottardo the right to tender payment for the outstanding balance of the notes on December 31, 1999. The current outstanding balance of the notes is $2.6 million.

         The Company is currently in negotiation with Banca del Gottardo to restructure the aforementioned debt with the intent of deferring and/or eliminating the put tender. While the Company believes that the debt will be restructured, there can be no assurance that terms acceptable to both the Company and Banca del Gottardo can be agreed upon.

         Without the additional sale of Company assets or the issuance of additional debt or equity, the Company currently does not have adequate cash resources to repay the outstanding balance of the notes in the event an agreement between the Company and Banca del Gottardo cannot be reached.

         In and beyond 1999, the Company's ability to obtain further funds from external sources will depend in part on its ability to generate operating profits, or to substantially reduce its operating losses. Although management of the Company believes that the Company's equipment sales will grow during the remainder of 1999 and that profitability will improve with sales, there can be no assurance that the events necessary for such sales growth will occur as or when expected, or that future sales growth will be sufficiently large or profitable to permit the Company to finance its activities without recourse to continuing sales of assets or external funding sources. There can be no assurance that under such conditions, external funds would be available or, if available, would not potentially dilute shareholders' interests or returns.

RESULTS OF OPERATIONS

         EQUIPMENT SALES. Equipment sales for the third quarter ended September 30, 1999 were $2.8 million compared to $4.8 million for the same period last year. For the nine month period ended September 30, 1999 equipment revenues were $9.2 million compared to $12.3 million for the same period last year. The following table analyzes sales by market (in thousands):

                                          Three months ended                     Nine months ended
                                    September 30,    September 30,        September 30,     September 30,
                                        1999             1998                 1999              1998
                                    ------------     ------------         ------------      -----------
Domestic                            $      2,408     $      3,373         $     8,586       $     9,233
International                                422            1,382                 624             3,105
                                    ------------     ------------         -----------       -----------
    Total Equipment Sales           $      2,830     $      4,755         $     9,210       $    12,338
                                    ============     ============         ===========       ===========


The decrease in domestic sales for the quarter ended September 30, 1999 and nine months ended September 30, 1999 is due primarily to less than expected shipments into the newly deregulated Canadian market, which was affected by a labor strike of Bell Canada telephone workers. The decrease in international sales for the quarter and nine months ended September 30, 1999 is primarily due to less than anticipated switch sales. It is believed that the weak Asian economy adversely impacted anticipated sales into the region.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $1.5 million for the quarter ended September 30, 1999 compared to $2.0 million for the same period last year. For the nine months ended September 30, 1999 selling, general and administrative expenses were $4.9 million compared to $6.0 million for the same period last year. Selling, general and administrative expenses declined $.5 million for the quarter ended September 30, 1999 and $1.1 million for the nine months ended September 30, 1999 compared to the same periods last year primarily due to cost cutting measures undertaken by the Company, including a reduction in personnel in the corporate and administrative areas of the Company.

         COST OF SALES. Cost of sales for equipment was $2.4 million for the quarter ended September 30, 1999 as compared to $3.7 million for the same period last year. For the nine months ended September 30, 1999 cost of sales for equipment was $8.3 million as compared to $9.8 million for the same period last year. The $1.3 million and $1.5 million decrease for the quarter and nine months ended September 30, 1999 are primarily due to a decrease in equipment sales and cost cutting measures undertaken by the Company.

         GROSS PROFIT. Gross profit for equipment sales for the quarter ended September 30, 1999 was $.4 million as compared to $1.0 million for the same period last year. For the nine months ended September 30, 1999 gross profit for equipment sales was $.9 million as compared to $2.5 million for the same period last year. The $.6 million reduction in gross profit for the quarter ended September 30, 1999 and $1.6 million reduction in gross profit for the nine months ended September 30, 1999 are primarily a result of reduced equipment sales coupled with a shift in product mix to sales of lower margin products.

         RESEARCH AND DEVELOPMENT EXPENSES. Gross spending for research and development decreased $.1 million for the quarter ended September 30, 1999 compared to last year and decreased $.2 million for the nine months ended September 30, 1999. During the quarters ended September 30, 1999 and September 30, 1998 the Company capitalized $.3 million of software development costs.

         PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts decreased $.04 million and $.1 million for the quarter and nine months ended September 30, 1999, respectively. The decrease is primarily due to lower accounts receivables and increased efforts to collect aged accounts receivables which were previously reserved.

         GAIN ON SALE OF ASSETS. During the first quarter of 1998 the Company reported gains on sales of assets totaling $6.4 million. Such gains resulted from partial gain recognition on the January 1998 sale of the Company's prepaid services operation to ILD and from gain on the March 1998 sale of a portion of the Company's ownership interest in ILD to an unrelated third party.

During the second quarter of 1998 the Company reported a gain on sale of assets of $.5 million from the sale of a portion of the Company's ownership interest in ILD to an unrelated third party (see Note 9).

         LOSS OF EQUITY INVESTEE. During the quarter ended September 30, 1999, the Company recorded a $.2 million loss in its investment in ILD as compared to a $.09 million loss for the same period last year. For the nine months ended September 30, 1999 the Company recorded a $.8 million loss in its investment in ILD as compared to $.4 million for the same period last year. The $.1 million and $.4 million increase for the quarter and nine months ended September 30, 1999 is primarily due to the increased operating losses of ILD.

         INTEREST EXPENSE. Interest expense for the quarter ended September 30, 1999 was $.3 million as compared to $.4 million for the same period last year. For the nine months ended September 30, 1999, interest expense was $1.3 million as compared to $1.2 million for the same period last year.

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

     (a)      Exhibits:  None.

     (b)      Reports on Form 8-K:  None.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              INTELLICALL, INC.



                   /s/ John J. McDonald, Jr.
                   ----------------------------------------------
                              John J. McDonald, Jr.
                              President and
                              Chief Executive Officer

                   /s/ R. Phillip Boyd
                   ----------------------------------------------
                              R. Phillip Boyd
                              Vice President Finance
                              and Chief Financial Officer


Date:   November 15, 1999