Form 10-K
period 1999-12-31
INTELLICALL INC
filed 2000-04-14
CIK 818674

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 1-10588

                    INTELLICALL-Registered Trademark-, INC.
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

  COMMON STOCK, $0.01 PAR VALUE               AMERICAN STOCK EXCHANGE
         (Title of Class)           (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:       None

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

           The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of March 17, 2000, computed by reference to the closing sales price of the registrant's Common Stock on the American Stock Exchange on such date, was approximately $16,351,118.

           Number of shares of the registrant's Common Stock outstanding as of March 17, 2000: 13,080,894.

           Documents Incorporated By Reference:

           The information required by Part III of this Form 10-K Annual Report is incorporated by reference from the registrant's definitive proxy statement to be filed not later than 120 days after the end of the 1999 fiscal year.

                                     PART I

ITEM 1.  BUSINESS.

A. GENERAL DEVELOPMENTS

Intellicall-Registered Trademark-, Inc. ("Intellicall" or the "Company") designs, manufactures and sells public access telecommunications equipment, and until October 21, 1999, provided billing services and automated operator services ("Services"), principally to payphone owners and telephone companies in the United States and in developing countries.

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

Before 1998, the Company provided live operator services, prepaid calling card and other long distance services principally to independent payphone providers ("IPPs") either directly or through a then majority-owned subsidiary, ILD Telecommunications, Inc. ("ILD"). ILD was formed by the Company in May 1996 to conduct the long distance resale and live operator service businesses previously owned by the Company. After its formation, ILD grew rapidly and diversified its business, principally through acquisitions of related businesses which included the prepaid calling card operations of the Company. As a consequence of ILD issuing its stock to sellers of acquired businesses and of the Company's sales of a portion of its ILD equity investment to third parties, the Company's ownership interest in ILD's equity declined to less than 50% in the first quarter of 1998. (See NOTE 1 TO THE FINANCIAL STATEMENTS). Because of the change in the Company's ownership of ILD, ILD's financial position and results of its operations have not been consolidated with those of the Company since December 31, 1997. Thus, ILD's revenues and associated costs and its individual assets and liabilities are not shown in the Company's 1999 and 1998 financial statements. The Company utilizes the equity method of accounting for its investment in ILD pursuant to which the Company records its prorata share of ILD's net income and net assets as single line items in its 1999 and 1998 statements of income and balance sheets.

On September 22, 1999, the Company elected to discontinue its billing services operations segment effective October 21, 1999. The billing services segment of the Company's business was determined to be unprofitable after taking into account the administrative and support costs for the segment. The billing services system is a combination of hardware and software that performs, without human intervention, all the functions necessary for completing an operator assisted payphone call (i.e. collect, calling card and credit card calls) and a range of other payphone services and features. As a result of this decision, the Company's revenues and operating expenses for the periods presented reflect only the equipment operations with the net result of the billing services operations reported on its statements of operations under the caption "Income (loss) from discontinued operations" (See NOTE 16 TO THE FINANCIAL STATEMENTS).

On January 18, 2000, Intellicall entered into a definitive agreement to acquire, through the exchange of common stock of Intellicall, Heads Up Technologies, Inc. ("Heads Up") of Carrollton, Texas. Heads Up designs, manufactures and markets interactive digital products for the aviation, mass transit and entertainment industries. The company sells computerized products to nearly 1,250 customers in more than 10 countries. Pursuant to the merger agreement, Intellicall and Heads Up have agreed to an exchange ratio of approximately (1.3) shares of Intellicall common stock for each share of Heads Up common stock. This will result in the Heads Up shareholders being issued approximately 11.5 million shares of Intellicall common stock, resulting in such shareholders owning approximately 46.8 % of the issued and outstanding Intellicall common stock following such merger. The merger is subject to a number of conditions, including without limitation, approval by Intellicall's stockholders. The merger is scheduled to be completed in the second quarter of 2000. There can be no assurance that this merger will be consummated.

Management believes that the acquisition of Heads Up provides Intellicall the opportunity to expand and grow into markets already established by Heads Up and enhance the Company's current position in the public access market by incorporating certain interactive voice and data technologies into existing and new product lines.

The Company is a Delaware corporation with its principal executive offices located at 2155 Chenault, Suite 410, Carrollton, Texas 75006-5023. The Company's telephone number at that address is (972) 416-0022.

B. FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company has one reportable industry segment - the equipment segment. The equipment segment manufactures and sells payphones, switches and related software. The Services segment, which was discontinued effective October 21, 1999 (See NOTE 16 TO THE FINANCIAL STATEMENTS), provided billing and collection services to owners of payphones who utilize the Company's automated operator technology.

C. BUSINESS DESCRIPTION

INDUSTRY BACKGROUND. Prior to its breakup in 1984, payphone service in the United States was provided solely by AT&T. In 1984, the Federal Communications Commission ("FCC") authorized competition in the operation of payphones subject to state and federal regulation. Since 1984 an industry comprised of IPPs has emerged to compete with payphone networks owned and operated by local exchange carriers ("LECs"). The principal difference between payphone equipment utilized by IPPs and LECs can be found in the location of the payphone system's intelligence. Since IPP payphones lacked the intelligence provided to LEC phones by the LEC central office, IPPs moved to incorporate system intelligence in the payphone itself. As a result, call rating, answer detection, operator service and equipment status reporting were among the features designed into IPP payphones. The IPP payphones in turn utilized telephone lines, which provide little more than "dial-tone" from the LEC central office. The "smart phone", as it came to be called, was the product of choice of the IPP. The Company originated, and has extensively developed, smart phone technology.

DOMESTIC PAYPHONES. The Company's principal payphone product (available in multiple configurations) offered for sale in the United States is the ASTRATEL 2-Registered Trademark-. This phone can be used to provide automated operator service and to perform all functions customarily available in payphones. As opposed to needing an external electric connection to operate, the ASTRATEL 2 utilizes electrical current provided through the telephone line. Because of its unique design, functionality of the ASTRATEL 2 is principally provided through software. Most older payphones (including those manufactured by the Company) utilize a product design, which incorporates a far greater number of electronic components and circuitry.

The "brain" of the ASTRATEL 2 payphone is an integrated circuit board (the "Boardset") located in the payphone housing. From its inception, the ASTRATEL 2 Boardset was designed to sell at attractive prices and to easily fit most payphone housings, including those sold by the Company's competitors. As a result, the Boardset has accounted for an increasing percentage of the Company's equipment sales since 1996. The Boardset is not manufactured by the Company, but by a number of companies that possess the ability to manufacture the Boardset in accordance with the Company's specifications. The Boardset's software intensity and flexibility provide the Company's customers with considerable protection against obsolescence.

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

N-GENIUS SYSTEM. The Company's N-Genius-TM-System enables network operators in the United States and abroad to provide enhanced, switched, public access services. Public access services are of special importance to network operators in developing countries where demand for publicly accessible telephone service is high due to the expense of, and lengthy delays often involved in, obtaining residential phone service.

Applications utilizing the N-Genius System permit network and payphone system operators to offer prepaid calling services over wireline or cellular networks. In addition, the N-Genius System can be used as a switched international gateway that is transparent to the communications protocols, which differ among countries. The system can be used as well to enhance the public phone management capability of network and payphone system operators. Among its other features, the N-Genius System can provide automated credit card validation, calling card validation or voice recognition validation, and protection against telephone fraud. The Company is developing applications for the N-Genius, which allow payphone system operators to incorporate the Internet to carry phone traffic. Specifically, the Company entered into a strategic alliance with Netspeak Inc. in October 1998 to help facilitate the development and delivery of these applications.

INTELLI*STAR. The Intelli*Star-Registered Trademark- system is an automated operator product licensed to owners of the Company's payphones. The Company's older UltraTel-Registered Trademark-line of payphones required the addition of a separate integrated circuit board, commonly called the I*Star board, to complete the system. This separate integrated circuit board was attached to the payphone's operating circuitry.

In the ASTRATEL line of payphones, Intelli*Star is activated by means of a software enhancement and requires no additional circuit board. Intelli*Star is available on every payphone offered for sale by the Company in the United States.

SALES AND MARKETING. The Company's U.S. sales of Products are made through a combination of distributors, strategic partners and a direct sales force consisting of three employees. International sales are generally made through in-country agents and distributors supported by the Company's sales, engineering and technical support personnel.

The markets for the Company's Products consist of public access telecommunications providers, principally providers of payphone services. Included in this grouping are the payphone operations of IPPs and LECs in the United States.

Receivables arising from domestic product sales are generally due within 30 days. Discounts are provided for prepayment or prompt payment. International product sales are generally made pursuant to confirmed letters of credit or payments prior to shipment.

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

The Company purchases certain components from single-source suppliers and as a result of market factors, suppliers of certain components used in the Company's equipment may occasionally place the Company on allocation for those parts or discontinue those parts. The Company continues working to secure alternate sources for single-source components and components subject to allocation. There is a risk that the Company, in certain circumstances, will not be able to procure certain parts and components and continue to manufacture products key to the business segment.

WARRANTY, MAINTENANCE AND SERVICE. The Company provides the original purchaser of Products (not including ASTRATEL electronic components) a limited 90-day or one-year warranty, depending on the kind of equipment involved. The Company offers a two-year limited warranty on ASTRATEL 2 electronic components. The Company's technical support staff at its corporate offices currently provides support services over the telephone to customers who have installation or operational questions. The Company currently offers a maintenance agreement covering N-Genius Systems. Other non-warranty service is provided on a per-repair basis. Warranty and non-warranty product repairs are generally provided by the Company at its manufacturing facility in McAllen, Texas.

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

Under an exclusive patent license agreement between Gateway Technologies, Inc. ("Gateway") and the Company, the Company and Gateway have agreed to share revenues received from sub-licensing certain of Gateway's and the Company's patents pertaining to call processing. The Company and Gateway have entered into sublicensing arrangements with certain manufacturers and users of call processing equipment. The patent license agreement with Gateway expires in 2002.

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

The Company licenses certain Voice over Internet Protocol ("VOIP") software from Netspeak Corporation. The Company pays fees to Netspeak on products manufactured by the Company which utilize the licensed technology.

TRADEMARKS. The Company has registered in the United States its trademarks "Intellicall," "ASTRATEL," "UltraTel"-Registered Trademark-, "N-Genius", "World Connect"-Registered Trademark-, "Intelli*Star" and "Easy*Star". The Company considers its trademarks important to its business.

SEASONALITY. The Company's revenues from domestic phone equipment sales are affected by seasonal weather conditions throughout the United States, which tend to reduce the number and duration of pay telephone calls made in the winter months, and which similarly reduces the number of outdoor payphone installations.

MAJOR CUSTOMERS. The Company had three customers who accounted for 25.5% or $2.8 million, 14.6% or $1.6 million, and 10.2% or $1.1 million of the Company's revenues in 1999, one single customer who accounted for 11.1% or $1.5 million of the Company's revenues in 1998, and two customers who accounted for 17.2% or $3.2 million and 13.3% or $2.5 million of the Company's revenues in 1997. The Company believes it has good relationships with its customers.

COMPETITION. The Company competes directly with other payphone and switching equipment manufacturers, and indirectly with providers of wireless portable telephony, many of who are larger and better capitalized than the Company. The Company's principal direct competitors in the U.S. private payphone market are Elcotel, Inc. and Protel, Inc. (a subsidiary of Inductotherm Industries, Inc.). Its indirect competitors include numerous service businesses providing cellular, paging and personal communications services ("Wireless Telecommunications") throughout the Company's markets. In many instances, Wireless Telecommunications compete successfully with telecommunications services offered through payphones to callers away from home. However, for callers with limited needs to make calls while away-from-home, payphones offer a convenient and economical alternative to Wireless Telecommunications devices.

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

R&D EXPENDITURES. The Company spent, for the years 1999, 1998 and 1997 $.9 million, $1.6 million and $.7 million, respectively, for research and development of new products, product enhancements and technique improvements. The Company's research and development programs are focused on development of new products and product enhancements for payphone systems operated by IPPs, regulated telephone companies and international customers. The Company's focus in 1999 was on the development of (a) additional application software to expand the utility of N-Genius systems, and (b) modifications of ASTRATEL 2 payphones which expand their functionality and (c) testing and modification of issues related to Y2K.

In 2000, the Company intends to further modify the ASTRATEL 2 for use in new markets and applications and continue development of the N-Genius to improve and expand the switching platform product line.

The Company considers research and development to be important to the continuation and enhancement of its competitive position. The Company's ability to adequately fund future research and development costs will depend on its ability to generate sufficient funds from operations or external sources.

ENVIRONMENTAL. Due to the nature of the business, the Company does not have a significant environmental exposure in either the manufacturing or maintenance of its products. Accordingly, there is no estimated capital expenditure for environmental control facilities or clean up for the remainder of its fiscal year and its succeeding fiscal year.

EMPLOYEES. As of December 31, 1999, the Company had 83 employees, of which 61 were employed in operations and 22 were employed in executive and administrative capacities. The Company believes its employee relations are good.

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

ITEM 3.  LEGAL PROCEEDINGS.

The Company is subject to ordinary legal proceedings incidental to and arising in the normal course of its business. It is the opinion of the management of the Company that the ultimate disposition of these proceedings will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

STOCK PRICES

     The Common Stock currently trades on the American Stock Exchange ("AMEX") under the symbol ICL. Up to July 6, 1999 the Company's stock traded on the New York Stock Exchange ("NYSE"). The following table sets forth, for each of the periods indicated, the reported high and low sales price per share of the Company's Common Stock on the AMEX and NYSE.

                                                                                       COMMON STOCK
                                                                                   --------------------
                                                                                   HIGH           LOW
                                                                                   ----           ---
1999
     First Quarter...........................................................   $  3 1/2       $  2 1/8
     Second Quarter..........................................................      2 1/2          1
     Third Quarter...........................................................      1 9/16          11/16
     Fourth Quarter .........................................................      1 3/8            1/2
1998
     First Quarter...........................................................   $  5 7/16      $  4 1/8
     Second Quarter..........................................................      6 3/16         3 7/8
     Third Quarter...........................................................      4 5/16         2

     Fourth Quarter..........................................................      2 7/16         1 3/8

         On March 17, 2000, the Company had approximately 1,043 stockholders of record.

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

ITEM 6.  SELECTED FINANCIAL DATA.

      The following selected financial information for each of the five years in the period ended December 31, 1999, is derived from the Company's Financial Statements. The information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                                                 YEAR ENDED DECEMBER 31,(1)
                                                                    -------------------------------------------------
                                                                       1999      1998      1997      1996       1995
                                                                       ----      ----      ----      ----       ----
                                                                         (In thousands, except per share amounts)
Statement of Operations Data:
   Sales and Revenues:
   Equipment sales............................................      $ 11,131   $13,859   $19,313   $15,884   $ 19,944
   Service revenues ..........................................            --        --    60,450    30,679     14,142
                                                                    --------   -------  --------   -------    -------
                                                                      11,131    13,859    79,763    46,563     34,086
   Cost of Sales and Revenues:
   Equipment sales............................................        13,174    11,600    21,929    17,690     21,454
   Service revenues ..........................................            --        --    52,523    27,049     10,650
                                                                    --------   -------  --------   -------    -------
                                                                      13,174    11,600    74,452    44,739     32,104
   Gross profit (loss)........................................        (2,043)    2,259     5,311     1,824      1,982
   Selling, general and administrative expenses...............        (6,005)   (7,363)  (12,616)   (7,861)    (6,058)
   Provision for doubtful accounts............................          (592)     (876)   (1,006)     (364)      (820)
   Research and development expenses..........................          (907)   (1,587)     (741)     (608)    (2,350)
                                                                    --------   -------  --------   -------    -------
   Operating loss from continuing operations..................        (9,547)   (7,567)   (9,052)   (7,009)    (7,246)
   Gain on sale of assets.....................................         1,431     7,389        --       572      1,607
   Loss on investments........................................          (338)       --        --        --         --
   Other income...............................................           346       538       695       710        440
   Interest expense...........................................        (1,717)   (1,539)   (2,660)   (2,918)    (3,310)
   Subsidiary Loss............................................          (982)     (762)       --        --         --
   Minority interest..........................................           --        --       (382)     (113)        --
                                                                    --------   -------  --------   -------    -------
   Loss before income taxes from continuing operations........       (10,807)   (1,941)  (11,399)   (8,758)    (8,509)
   Income tax benefit.........................................         1,500        --        --     1,303         --
   Income tax expense.........................................           --         --      (277)       --         --
                                                                    --------   -------  --------   -------    -------
   Net loss from continuing operations........................        (9,307)   (1,941)  (11,676)   (7,455)    (8,509)
   Income (loss) from discontinued operations.................          (681)       85       585     2,460      2,370
                                                                    --------   -------  --------   -------    -------
   Net loss...................................................      $ (9,988)  $(1,856) $(11,091)  $(4,995)   $(6,139)
                                                                    ========   =======  ========   =======    =======
   Basic and diluted net loss per share from continuing
     operations...............................................      $   (.76)  $ (0.20) $  (1.26)  $  (.93)   $ (1.11)
                                                                    ========   =======  ========   =======    =======
   Basic and diluted net income (loss) per share from
     discontinued operations..................................      $   (.06)  $  0.01  $   0.06   $  0.31    $  0.31
                                                                    ========   =======  ========   =======    =======
   Weighted average number of basic and
     diluted shares outstanding...............................        12,132     9,927     9,268     8,024      7,672
Balance Sheet Data:
   Total assets (restated for 1998 and 1997)..................      $ 12,117   $ 24,884 $ 84,789   $45,254    $48,644
   Total long term obligations................................      $  7,337   $  8,530 $ 23,008   $20,107    $10,796
   Redeemable preferred stock.................................      $     --   $     -- $ 13,196   $    --    $    --
   Convertible preferred stock................................      $     --   $      1 $      4   $    --    $    --
   Stockholders' equity (deficit) (restated for 1998
     and 1997)................................................      $   (338)  $  8,526 $  9,951   $12,669    $13,243

  (1) Certain prior year amounts have been reclassified to conform to current year presentation.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS - CAUTIONARY STATEMENTS

This Form 10-K contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Specifically, all statements other than statements of historical facts included in this report regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend", and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements (the "cautionary statements") reflect the current view of the Company with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, product introductions and acceptance, technological change, changes in industry practices and one-time events. Although the Company believes that expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. The Company's future operating results are subject to a number of risks and uncertainties. Those believed by management of the Company to be the most troublesome if they were to occur are set forth below in RISK FACTORS RELATING TO FORWARD LOOKING STATEMENTS.

RISK FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

REGULATORY CHANGES. The Company's sales and revenues are affected by existing regulations and by changes in state and federal regulations to which the Company's customers, equipment business and service business are subject. The rate of change in proposed and promulgated regulations affecting operator service businesses and payphone manufacturers has accelerated since passage of the Telecommunications Act of 1996 in February of that year. In addition, numerous parties affected by regulatory changes have sought modifications or rescission of proposed or existing regulations, some of which would adversely affect the Company if adopted. There can be no assurance that proposed regulatory changes that might adversely affect the Company will not be adopted, or that existing regulations that may benefit the Company's operations if implemented will not be rescinded or delayed in their implementation. Furthermore, many aspects of telecommunications legislation and regulations have been litigated in various federal and state courts. Decisions emanating from federal and state courts could have an adverse effect on the Company.

VOLUME AND PROFITABILITY OF EQUIPMENT SALES. The Company develops and sells products into mature markets that have limited opportunity for growth and expansion. The Company's long-term financial welfare will depend on deeper and more profitable penetration within these markets. Furthermore, the Company's ability to implement and execute an effective business strategy for new products and services, will directly effect the Company's ability to generate working capital and fund growth. Funds available to the Company from external sources may be insufficient to finance growth in working capital, and internally generated funds may be insufficient to finance desired capital spending or research and development spending.

The Company has historically suffered from low gross margins on equipment sales. Although provisions for inventory losses, bad debt, warranty reserves and onetime write-offs of assets have resulted in negative gross margins through 1999, the Company's variable gross margins on phone and network equipment products introduced since 1996 have improved. Notwithstanding such improvement, increased equipment sales volume is required in future periods to cover a variety of costs. Such costs include but may not be limited to fixed manufacturing overhead expenses and selling, general and administrative expenses associated with the production and sale of the Company's products. There is no guarantee that the required increase in sales will generate sufficient gross profit to finance the portion of working capital growth not financed externally.

INTERNATIONAL ECONOMIC CONDITIONS. As a provider of payphone and network switching equipment into developing countries, the Company is subject to economic and political instability that may affect its ability to sell its products into these markets and/or collect on accounts for products sold in these markets.

YEAR 2000 DISCUSSION. The Company undertook a multi-year program (the "Y2K Program") during 1997 to ensure that its operations, computer systems and certain products were not functionally impaired as a result of a failure to properly record in any electronic medium the correct time and date on and after January 1, 2000.

In general, the Company's products currently produced or supported have been Y2K certified. Through its evaluation of IT Systems used by the Company in its manufacturing, accounting, administration and human resources departments, and on the basis of letters of assurance obtained from third-party vendors, the Company has concluded that the accounting, MRP and payroll systems are Y2K compliant. Letters of assurance were requested from other key third-party vendors concerning other equipment and systems utilized by the Company, including outside billing agents used in the collection of customer call traffic accounts receivable.

To date the Company has not encountered any material Y2K issues with respect to the Companies products currently produced, supported or widely deployed, IT Systems used by the Company in its manufacturing, accounting, administration and human resources departments, or other key third-party vendors concerning other equipment and systems utilized by the Company. Despite the fact the Year 2000 has commenced and we have experienced no material problems to date, the Company cannot assure that the risks posed by Year 2000 issues will not materially adversely affect its business in the future, either as a result of unanticipated difficulties related to the Company's systems or to third parties.

The following discussion of the financial condition and results of operations of the Company for 1999, 1998 and 1997 should be read in conjunction with the Financial Statements of the Company, the Notes thereto and information included elsewhere in this report. References in the following discussion to annual periods refer to the Company's years ended December 31.

CHANGES IN PRESENTATION.

In 1997, ILD acquired the assets of WorldCom as well as all of the outstanding common stock of Interlink (see Note 17). The issuance of stock by ILD to third parties in these transactions decreased the Company's percentage of ownership in ILD and the value assigned to ILD common stock issued under both of the aforementioned transactions was substantially more than the Company's carrying amount per share of ILD stock, thus triggering a change in the Company's interest in ILD. The Company has restated its December 31, 1997 and December 31, 1998 financial statements in accordance with Staff Accounting Bulletin ("SAB") Topic 5H, as amended by SAB 84, to reflect the change of interest in ILD which arose in 1997.

As previously stated, effective January 1, 1998, the Company changed its method of accounting for its investment in ILD from consolidation to the equity method, since its percentage ownership in ILD declined from 53.7% at December 31, 1997 to 42.0% in 1998 and 30.0% in 1999. Under the equity method, an investment in common stock is generally shown in the balance sheet of an investor as a single amount. Likewise, an investor's share of net earnings or losses from its investment is ordinarily shown in its income statement as a single amount. 1997 comparative financial information has not been restated to the equity method and is presented as previously reported. In reviewing the financial statements and discussion contained in this Form 10-K, the reader must be aware that much of the information is not directly comparable as the operating results and balance sheet of ILD were consolidated with those of the Company in 1997.

On September 22, 1999 the Company elected to discontinue its billing services operations effective October 21, 1999 (See NOTE 16 TO THE FINANCIAL STATEMENTS). The billing services segment of the Company's business was determined to be unprofitable after taking into account the administrative and support costs for that segment. The Company's billing services system is a combination of hardware and software that performs, without human intervention, all the functions necessary for completing an operator assisted payphone call (i.e., collect, calling card and credit card calls) and a range of other payphone services and features. As a result of this action, the Company's revenues and operating expenses for the periods presented herein reflect only the equipment operations with the net results of the billing services operations reported in its statements of operations under the caption "Income (loss) from discontinued operations". Prior periods have been presented under the revised format.

RESULTS OF OPERATIONS

1999 COMPARED TO 1998

EQUIPMENT SALES. Equipment sales declined from $13.9 million in 1998 to $11.1 million in 1999 primarily due to reduced N-Genius system sales. Sales for the N-Genius system declined from $2.6 million in 1998 to $.5 million in 1999, and were impacted by the currency weakness of the Pacific Rim and certain Latin American countries and the inability of the customer base to expand and grow their switching systems. Phone equipment sales were relatively consistent in 1999 when compared to 1998, decreasing $.4 million in the current period from $10.8 million in 1998 to $10.4 million in 1999.

GROSS PROFIT (LOSS). Gross profit declined $4.3 million from $2.3 million in 1998 to a gross loss of $2.0 million in 1999, due primarily to a one-time writeoff of goodwill and capitalized software costs of $3.2 million, as well as excess capacity costs related to the McAllen manufacturing plant.

As of December 31, 1999, the Company reduced the net realizable value for its goodwill related to the McAllen manufacturing plant ($.7 million) and capitalized software costs related to products and services ($2.5 million) to zero, pursuant to FAS 121 and FAS 86 (See NOTE 3 TO THE FINANCIAL STATEMENTS). The change in Intellicall's manufacturing model from a full scale manufacturing environment to an outsourced, light assembly operation led to the reduction of goodwill. Similarly, the continued softness in the public payphone market, coupled with the discontinuation of certain product lines and the billing services segment, led to the reduction of capitalized software.

Due to the down turn in the IPP market, which led to a significant reduction in production, fixed costs associated with excess capacity in the McAllen manufacturing facility resulted in an increase in cost of goods sold, thereby reducing gross profit for the period by $.4 million.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative costs ("SG&A") declined in 1999 when compared to 1998 from $7.4 million to $6.0 million, a $1.4 million or 19% decrease. Cost reduction programs initiated during the year had a positive impact within this cost category. Specifically, payroll costs (salaries, wages and benefits) declined $.8 million or 15%, from 1998 to 1999 pursuant to head count reductions of 55 employees over the course of the year. Similarly, the Company experienced a general reduction in other costs as management focused on decreasing the Company's cost to meet current operating requirements, including outsourcing Human Resources and certain MIS functions, as well as reducing travel, promotion and consulting expenses.

PROVISION FOR DOUBTFUL ACCOUNTS. Provision expense for doubtful accounts declined from $.9 million in 1998 to $.6 million in 1999. Improvement in the quality of the Company's receivables and positive collection efforts on old and outstanding accounts contributed to an overall reduction of $.7 million in the expense. However, this reduction was partially offset by a bad debt expense of $.4 million was recorded for the write down of a $1.2 million note receivable due from New York City Telecommunications ("NYCT"). The NYCT note, due on December 31, 2001, provides for the monthly payment of interest and principal of $34,238. Through June 1999, NYCT had serviced the note timely and in full at which time the outstanding principal of the note was $1.2 million. The Company has initiated legal action for the immediate collection of the principal balance pursuant to NYCT being in default of the note agreement and has reserved $.4 million against the note subject to the outcome of the litigation (See NOTE 1 TO THE FINANCIAL STATEMENTS).

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased $.7 million from 1998 to 1999 due to the completion of all Y2K compliance issues for products and services.

GAIN ON SALE OF ASSETS. On October 21, 1999 the Company sold to First Avenue Partners, LP ("First Avenue") 5,000 shares of ILD Series A Convertible Preferred Stock. First Avenue is an unrelated third party. The Company sold the shares for $250.00 each, for a total of $1.3 million of which $1.1 million was recognized as a gain. The Company used the proceeds to fund operations. The transaction lowered the Company's ownership percentage in ILD to 31.0% as of October 21, 1999 (See NOTE 1 TO THE FINANCIAL STATEMENTS).

          In the fourth quarter of 1999 the Company recognized a $.3 million gain relating to the sale of the Company's prepaid services operation to ILD.

LOSS ON INVESTMENTS. The Company maintains a 3% equity ownership position in New York City Telecommunications ("NYCT") which prior to 1999 was recorded on the balance sheet for $.5 million. The Company is currently engaged in legal proceedings with NYCT for the collection of a note due from NYTC (See PROVISION FOR DOUBTFUL ACCOUNTS within this section). Given the current legal situation between Intellicall and NYCT and the lack of financial information on NYCT, the Company has determined the current value of this investment to be $.1 million, has reduced the investment accordingly, recognizing a loss on investment of $.4 million (See NOTE 1 TO THE FINANCIAL STATEMENTS).

INTEREST EXPENSE. Interest expense was $1.7 million for 1999 compared to $1.5 million for 1998. The increase is attributable to the payment of interest on higher loan principal balances for the period. (See NOTE 7 TO THE FINANCIAL STATEMENTS).

EQUITY IN LOSS OF UNCONSOLIDATED SUBSIDIARY. The Company reported a $1 million loss on the equity investment in ILD for 1999. This loss represents Intellicall's proportionate share, based on ownership, of ILD's net loss for the period. In 1998 the Company's proportionate share of the loss was $.8 million.

DISCONTINUED OPERATIONS. On September 22,1999 the Company elected to discontinue its billing services operations effective October 21, 1999 (See
NOTE 16 TO THE FINANCIAL STATEMENTS). The billing services segment of the Company's business was determined to be unprofitable after taking into account the administrative and support costs for the segment. The Company's billing services system is a combination of hardware and software that performs, without human intervention, all the functions necessary for completing an operator assisted payphone call (i.e., collect, calling card and credit card calls) and a range of other payphone services and features. As a result of this action the net results of the billing services operations are reported on the statements of operations under the caption "Income (loss) from discontinued operations." Net revenues related to the billing services operations were $9.3 million and $25.8 million for the years ended December 31, 1999 and 1998. During the years ended December 31, 1999 and 1998, the Company reported a net loss of $.7 million and a net income of $.08 million, attributable to billing service operations, respectively.

          Assets of the billing services operations discontinued consisted of receivables of $.5 million, net of $1.8 million of allowance for doubtful accounts as of December 31, 1999 and $3.6 million, net of $3.2 million of allowance for doubtful accounts as of December 31, 1998. Liabilities of the billing services operations discontinued consisted of payables of $.01 million as of December 31, 1999 and $.9 million as of December 31, 1998.

          The Company believes there is no tax impact resulting from the discontinued operations as the Company has historically been in a net loss carryforward position with a valuation allowance reserved against its deferred tax assets.

1998 COMPARED TO 1997

EQUIPMENT SALES. Equipment sales declined in 1998 by $5.5 million, or 28.2%, from $19.3 million in 1997. Demand for the Company's payphones and related equipment from IPPs continued to be markedly weaker than in 1997 as evidenced by a $6.2 million decline in equipment sales to IPPs from 1997 to 1998.

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

Partially offsetting the weakness in the IPP market segment was the increased demand for N-Genius systems from international customers and, commencing in the 1998 third quarter, demand from a regulated telephone company for ASTRATEL 2 kits. Although international sales were impacted by the currency weakness of Pacific Rim and certain Latin American countries, Intellicall's export sales continued to expand in 1998. The Company's equipment sales in 1998 to the international and regulated telephone company segments increased by $.7 million as compared to 1997.

GROSS PROFIT. The Company's gross profit on 1998 equipment sales was $2.3 million, or 16.3% of equipment sales, compared to a $2.6 million negative gross profit in 1997. In 1997, the Company provided $5.9 million for inventory losses and the impairment of certain capitalized software costs (the "1997 Loss Provision"), without which gross profit from equipment sales would have been $3.3 million, or 17.0% of 1997 equipment sales. After excluding the effect of the 1997 Loss Provision from the comparison, the change in gross margin from 17.0% in 1997 to 16.3% in 1998 resulted principally from the lower volume of equipment sales in 1998, offset by a $.9 million reduction in 1998 of amortized software development costs, receipt in 1998 of a $.5 million order cancellation fee, reduced material costs and reduced overhead costs and labor efficiency.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. In 1997, ILD's and the prepaid business' selling, general and administrative ("SG&A") expenses were $6.1 million. Excluding ILD's and the prepaid business' SG&A expenses from the comparison of annual expense levels, the Company's SG&A expenses increased by $.9 million, or 13.8%, from $6.5 million in 1997 to $7.4 million in 1998. The increased expenses resulted from increases in marketing, public relations and customer service expenses, offset by a general reduction in payroll related expenses.

DECONSOLIDATION OF ILD. In 1997 $60 million in service revenues and $53 million in cost of sales were reported as a result of the operator services business related to ILD. In 1998 and 1999, these items, along with other indirect costs, were reported as one line item on the Company's financial statements (Equity in the loss of subsidiary), pursuant to the deconsolidation of ILD (See CHANGES IN PRESENTATION of this discussion and NOTE 1 TO THE FINANCIAL STATEMENTS).

DISCONTINUED OPERATIONS. On September 22, 1999, the Company elected to discontinue its billing services operations effective October 21, 1999 (See
NOTE 16 TO THE FINANCIAL STATEMENTS). Accordingly, the net results of operations for billing services for 1998 and 1997 are reported as income from discontinued operations of $.09 million and $.6 million, respectively.

PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts declined from $1.0 million in 1997 to $.9 million in 1998. The $.1 million decline is a result of the improved credit quality and lower level of the Company's sales.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased $.8 million from 1997 to 1998 partially due to a $.3 million reduction in the amount of software development costs capitalized in 1998, as compared to 1997, and an increase in research and development expenditures.

GAIN ON SALE OF ASSETS. During the first quarter of 1998, Intellicall reported gains on sales of assets totaling $6.4 million resulting from the sale of the Company's prepaid services operation to ILD and from a sale in March 1998 of a portion of the Company's ownership interest in the common stock of ILD to an unrelated third party.

During the second quarter of 1998, the Company reported a $.5 million gain from the sale of a portion of the Company's ownership interest in ILD to an unrelated third party.

In the fourth quarter of 1998, the Company recognized a $.5 million gain relating to the sale of the Company's prepaid services operation to ILD.

INTEREST EXPENSE. Interest expense was $1.5 million for 1998 compared to $2.7 million for 1997. Excluding interest expense of $.8 million in 1997 relating to ILD, interest expense decreased from $1.9 million in 1997 to $1.5 million in 1998, primarily as a result of reduced debt.

LIQUIDITY AND CAPITAL RESOURCES

In recent years, the Company has financed its net losses, capital expenditures and capitalized research and development costs through a combination of asset sales, reductions in working capital and external financing. In 1998, the Company generated $8.5 million of cash from asset sales, proceeds of which were used in part to reduce outstanding borrowings under the Company's previous line of credit. Assets sold in 1998 included the Company's prepaid calling card operations and a portion of its holdings in ILD.

On January 27, 1999, the Company closed and commenced funding under a Receivables Sale Agreement (the "RFC Agreement") with RFC Capital Corporation ("RFC") pursuant to which RFC has agreed to purchase from the Company certain telecommunication receivables generated by the Company in the ordinary course of the Company's business (See NOTE 7 TO THE FINANCIAL STATEMENTS). The RFC Agreement calls for RFC to purchase eligible receivables from the Company from time to time upon presentation thereof for a purchase price equal to the net value of such receivables. Net value is designed to yield RFC an effective interest rate of prime plus 2.75%, plus allow RFC to retain a holdback of 5% of the face amount of the receivables, net of collections, against future collection risk.

Under the RFC Agreement the Company performs certain servicing, administrative and collection functions with respect to the receivables sold to RFC. Also, pursuant to the terms of the RFC Agreement, the Company has granted to RFC a security interest in and to the Company's receivables not sold to RFC and the Company's customer base relating to the generation of such accounts receivable.

The initial term of the RFC Agreement expires on December 21, 2000.

Proceeds from the sale of receivables have been used by the Company to retire all of its obligations to Finova Capital Corporation ("Finova"), and for other working capital purposes. In terminating its relationship with Finova, and entering into the arrangement with RFC, Intellicall has retained the right to use all of its assets which are not otherwise sold to RFC, including its ILD holdings, in secured lending arrangements, should it become desirable and possible to do so.

The Company reported a net loss from continuing operations of $10.8 million in 1999. This loss included non-cash charges of $7.1 million for depreciation and amortization, provisions for doubtful accounts, inventory losses and the minority interest of losses reported by ILD. Adding depreciation and amortization of $5.2 million and interest charges of $1.7 million to the net loss results in a loss before interest, taxes, depreciation and amortization (EBITDA) of approximately $3.9 million. Net changes in operating assets and liabilities during 1999 provided a source of cash of $4.9 million. Accounts receivable declined $2.8 million for the period primarily resulting from lower equipment and service sales, while inventories decreased $1.8 million as a result of reduced inventory purchases and improved inventory management.

Cash flows from investing activities include capitalized equipment purchases of $.1 million, software development costs of $1.0 million and receipts of $1.3 million from the sale of 5,000 shares of ILD Series A Convertible Preferred Stock to First Avenue (See NOTE 1 TO THE FINANCIAL STATEMENTS).

Cash flows from financing activities include the $2.8 million repayment on the line of credit from

Finova, additional net borrowings of $2.0 million from Banca del Gottardo, the repayment of a $1.0 million convertible subordinated note due to T.J. Berthel Investments, L.P and $.9 million in proceeds from the sale of Common stock, also to Banca del Gottardo (See NOTES 7 AND 11 TO THE FINANCIAL STATEMENTS).

At March 31, 1999, the Company was required to retire the $1.0 million convertible subordinated note due to T.J. Berthel Investments, L.P. On April 9, 1999 the Company obtained bridge financing of $1.0 million from Banca del Gottardo for the purpose of satisfying all obligations to T.J. Berthel Investments.

On June 11, 1999 the Company completed the sale of a $2.0 million of 7.0% convertible subordinated note, due June 11, 2004, to Banca del Gottardo. $1.0 million of the net proceeds from the sale of the note was used to repay the bridge financing, with the balance utilized for working capital. The note was issued with warrants to purchase 200,000 shares of the Company's common stock at $1.55 per share. The note is convertible into 1,290,323 shares of the Company's common stock at a price of $1.55 per share. Interest is payable semi-annually beginning December 1999. In connection with issuing the note, the Company has collateralized this note with 35,000 shares of ILD Series A preferred stock. (See NOTE 7 TO THE FINANCIAL STATEMENTS).

On October 21, 1999 the Company sold to First Avenue 5,000 shares of ILD Series A convertible preferred stock. First Avenue is an unrelated third party. The Company sold the shares for $250.00 each, for a total of $1.3 million of which $1.1 million was recognized as a gain. The transaction lowered the Company's ownership percentage in ILD to 31.0% as of October 21, 1999. Proceeds from the sale were used to fund operations (See NOTE 1 TO THE FINANCIAL STATEMENTS).

On October 21, 1999 the Company received notice from Banca del Gottardo of its intent to "put" to the Company the balance of the 8% convertible subordinate notes due December 31, 2000. The agreement, relating to such convertible debt includes a put option, giving Banca del Gottardo the right to tender payment for the outstanding balance of the notes on December 31, 1999. The current outstanding balance of the note is $2.6 million. On December 30, 1999 the Company issued warrants to purchase 200,000 shares of its common stock at a price of $1.00 per share to Banca del Gottardo. In consideration of the warrants, Banca del Gottardo amended the December 29, 1995 note to postpone the put on the notes from December 31, 1999 to June 30, 2000 (See NOTE 7 TO THE FINANCIAL STATEMENTS).

On December 30, 1999 the Company sold 1 million shares of common stock to Banca del Gottardo for $0.85 per share. The purchase price represented a 15% discount to the closing price of the Company's common stock upon the agreed upon date of December 22, 1999. Proceeds from the sale were utilized for working capital purposes (See NOTE 11 TO THE FINANCIAL STATEMENTS).

On January 4, 2000 the Company was notified by ILD of its intention to redeem

Intellicall's interest in ILD's Series B preferred convertible stock. ILD is to redeem 5,000 shares for $100 per share plus accrued and unpaid dividends by April 11, 2000. As of March 31, 2000, ILD had remitted $.2 million to the Company, redeeming 1,487 shares of the Series B preferred convertible stock and became current on all accrued and unpaid dividends. Proceeds from the sale were used for general operating purposes (See NOTE 19 TO THE FINANCIAL STATEMENTS).

On February 11, 2000 the Company signed a $.5 million revolving promissory note with Bank of America, N.A., due February 11, 2001. Interest is payable monthly at its prime rate commencing on March 11, 2000 with the principal of the note guaranteed by William O. Hunt, Chairman of the Board of Intellicall. The Company may repay and re-borrow under the terms of the note at any time, up to a maximum aggregate outstanding balance equal to the principal amount of the note. Proceeds of the note will be used for working capital purposes. The current outstanding balance on the note is $.5 million (See NOTE 19 TO THE FINANCIAL STATEMENTS).

On April 11, 2000 the Company sold to Banca del Gottardo the Company's remaining ownership in ILD, exclusive of 6,239 shares of Series A preferred convertible stock the Company is required to hold pursuant to the ILD organization agreement. The Company's ownership in ILD includes approximately 58,772 shares of ILD Series A preferred convertible stock, 725 shares of ILD common stock and 11,111 shares of ILD common stock obtainable upon conversion of the $1.0 million subordinated convertible note due from ILD to Intellicall, dated May 10, 1996 (See ITEM 7 OF THE DISCUSSION). Pursuant to the sale to Banca del Gottardo, Intellicall informed ILD as of March 10, 2000 of it's election to convert the entire principal balance of the Note into 11,111 shares on ILD common stock.

The terms of the ILD stock sale include the purchase of the Company's ownership in ILD (70,608 combined shares of Series A and Common shares) for $220 per share or $15.5 million with the Company maintaining the option for 12 months to repurchase the shares at $250 per share. 100% of the purchase price will be paid in US Dollars at the closing of such sale. This offer has been communicated to ILD and ILD shareholders in accordance with the ILD Shareholders' Agreement referencing ILD's and ILD shareholders' rights to match the offer and exercise certain co-sale rights.

It is management's intention to use the proceeds from this sale to retire approximately $8.0 million of the $10.0 million long and short-term debt currently carried by the Company. The remaining proceeds will be used for general operating purposes and to fund expansion into new markets subsequent to the acquisition of Heads Up (SEE PART I, ITEM 1, GENERAL DEVELOPMENTS FOR DISCUSSION OF THE HEADS UP ACQUISITION).

Management of the Company believes that the proceeds from the sale of the Company's ownership in ILD will enable the Company to finance its operations for the year ending December 31, 2000. Beyond 2000, the Company's ability to obtain further funds from external sources will depend in part on its ability to generate operating profits, or to substantially reduce its operating losses, through the execution of its current business plan and the implementation of the new business strategy related to the Heads Up acquisition. Although management of the Company believes that the Company's sales will grow in 2000 and that profitability will improve with sales, there can be no assurance that the events necessary for such sales growth will occur as or when expected, or that future sales growth will be sufficiently large or profitable to permit the Company to finance its activities without recourse to continuing sales of assets or external funding sources. There can be no assurance that under such conditions, external funds would be available or, if available, would not potentially dilute shareholders' interests or returns.

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

                        (a)3.1 Certificate of Incorporation of the Company and all amendments thereto through December
                                     31, 1992.
                        (c)3.2 Amendment to Certificate of Incorporation raising the authorized common stock from 10,000,000 shares to 50,000,000 shares.
                        (f)3.3 Amendment to Certificate of Incorporation lowering the authorized common stock from 50,000,000 shares to 20,000,000 shares.
                        (b)3.4       Bylaws of the Company, as amended.
                        (a)4.1 Specimen certificate for Common Stock of the Company.
                        (f)10.1 Intellicall, Inc. 1991 Stock Option Plan, as amended.
                        (b)10.2      Form of Incentive Stock Option Agreement.
                        (b)10.3      Form of Nonqualified Stock Option
                                     Agreement.
                        (b)10.4      Form of Director Stock Option Agreement.
                        (f)10.5      Form of 1995 Employee Stock Purchase Plan.
                        (b)10.6 ADREC Development and License Agreement, dated as August 2, 1990, between VCS
                                     Industries, Inc. d/b/a Voice Control
                                     Systems and the Company.
                        (b)10.7      Amended and Restated Patent License
                                     Agreement dated as of January 1, 1992,
                                     between the Company and MessagePhone, Inc.
                        (d)10.8      Amended and Restated 10% Convertible
                                     Subordinated Note Due 1999 dated August 11,
                                     1994 with T.J. Berthel Investments, L.P.


                        (c)10.9      Registration Rights Agreement dated
                                     February 14, 1994, between the Company and
                                     T.J. Berthel Investments, L.P.
                        (e)10.10     Note and Warrant Purchase, Paying and
                                     Conversion/Exercise Agency Agreement
                                     entered into on December 22, 1995 between Banca Del Gottardo and the Company.
                        (e)10.11 Form of 8% Convertible Subordinated Note executed by the Company to Banca Del
                                     Gottardo dated December 22, 1995.
                        (e)10.12     Form of Warrants issued with Notes.
                        (g)10.13     Note and Warrant Purchase, Paying and
                                     Conversion/Exercise Agency Agreement dated
                                     November 22, 1996 and executed with Banca del Gottardo.
                        (g)10.14 Form of 8% Convertible Subordinated Notes executed by the Company to Banca Del
                                     Gottardo dated November 22, 1996 (included within Exhibit 10.13).
                        (g)10.15     Form of Warrants issued with Notes
                                     (included within Exhibit 10.13).
                        (h)10.16     Receivable Sale Agreement executed with RFC
                                     Capital Corporation.

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

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the last fiscal quarter of 1999.

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

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly casued this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 14, 2000                         INTELLICALL, INC.

                                       /s/ John J. McDonald, Jr.
                                       ------------------------------------
                                       By: John J. McDonald, Jr.
                                           President and
                                           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on April 14, 2000.


               Name                                Office
               ----                                ------

/s/ John J. McDonald, Jr.              President and Chief Executive Officer
------------------------------------   (Principal Executive Officer)
John J. McDonald, Jr.

/s/ R. Phillip Boyd                    Vice President of Finance, Chief
------------------------------------   Financial Officer and Secretary
R. Phillip Boyd

/s/ William O. Hunt                    Chairman of the Board
------------------------------------
William O. Hunt

                                       Director
------------------------------------
B. Michael Adler

/s/ Lewis E. Brazelton III             Director
------------------------------------
Lewis E. Brazelton III

/s/ Arthur Chavoya                     Director
------------------------------------
Arthur Chavoya

/s/ Richard B. Curran                  Director
------------------------------------
Richard B. Curran

                                INTELLICALL, INC.

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants.............................................................................F-2

Financial Statements:

   Balance Sheets ............................................................................................F-3

   Statements of Operations ..................................................................................F-5

   Statements of Stockholders' Equity ........................................................................F-6

   Statements of Cash Flows ..................................................................................F-7

   Notes to Financial Statements..............................................................................F-8

        Financial Statement Schedules (Note A):

        Valuation and Qualifying Accounts....................................................................F-34

Note A: All other schedules are omitted, since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Intellicall, Inc.

In our opinion, the financial statements and related schedule listed in the accompanying index on page F-1 present fairly, in all material respects, the financial position of Intellicall, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in NOTE 2, the Company has restated its December 31, 1997 and December 31, 1998 financial statements.

While management believes it will be able to fund the December 31, 2000 operations from the $15.5 million proceeds received in the sale of the Company's ownership in ILD, it has experienced recurring losses from operations, continuous decline in revenues as well as difficulty in funding its operations in recent years. Management's plans with respect to these matters beyond 2000 are discussed in NOTE 4.

PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
April 11, 2000

INTELLICALL, INC.
BALANCE SHEETS


ASSETS
(in thousands)

                                                                                                 December 31,
                                                                                            1999              1998
Current assets                                                                                          (Restated)
     Cash and cash equivalents ........................................                    $ 694             $  16
     Receivables, net of allowance for doubtful accounts
          of $764 and $442.............................................                    1,455             4,263
     Inventories, net..................................................                    3,088             5,177
     Receivables from related party, net ..............................                    1,258             1,658
     Deferred Tax Asset................................................                    1,500                --
     Other current assets..............................................                      157               197
          Total current assets.........................................                    8,152            11,311
Fixed assets, net......................................................                      980             1,425
Capitalized software costs, net of accumulated amortization
      of $2,652 in 1998................................................                       --             2,481
Notes receivable.......................................................                       --             1,074
Intangible assets, net of accumulated amortization
       of $1,118 in 1998...............................................                       --               749
Investment in unconsolidated subsidiary................................                    1,835             2,971
Other assets, net......................................................                      637             1,286
Assets of discontinued operations......................................                      513             3,587
     Total Assets......................................................                  $12,117          $ 24,884
                                                                                         =======          ========

See notes to financial statements.

INTELLICALL, INC.
BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY
(in thousands, except share information)

                                                                                               DECEMBER 31,
                                                                                        1999                   1998
Current liabilities                                                                                      (Restated)

     Accounts payable..........................................                      $ 1,798                $ 2,085
     Accrued liabilities.......................................                          610                  1,052
     Current portion of long-term debt ........................                        2,630                  3,811
     Total current liabilities.................................                        5,038                  6,948
Long-term debt ................................................                        6,557                  7,312
Deferred gain on sale of assets................................                          730                    968
Other liabilities..............................................                           50                    250
Liabilities of discontinued operations.........................                           80                    880
      Total liabilities........................................                       12,455                 16,358
Commitments and contingent liabilities (See Notes 14 and 18)...                           --                     --
Stockholders' equity (deficit)
     Preferred stock, $.01 par value; 1,000,000 shares
         authorized;  zero and 510 shares issued
         and outstanding, respectively.........................                           --                      1
     Common stock, $.01 par value; 20,000,000 shares
          authorized; 13,080,175 and 11,738,001 shares issued,
          respectively.........................................                          131                    117
     Additional paid-in capital................................                       61,486                 60,375
     Less common stock in treasury, at cost;
          24,908 shares........................................                         (258)                  (258)
     Accumulated deficit.......................................                      (61,697)               (51,709)
          Total stockholders' equity (deficit).................                         (338)                 8,526
                                                                                    $ 12,117               $ 24,884
                                                                                  ==========               ========
See notes to financial statements.

INTELLICALL, INC.
STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

                                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                                                 -----------------------------------------
                                                                                  1999              1998             1997
                                                                                  ----              ----             ----
Sales and Revenues:
    Equipment sales..............................................                $11,131          $ 13,859         $19,313
    Services revenues............................................                   --                --            60,450
                                                                                 -------          --------         -------
                                                                                  11,131            13,859          79,763
Cost of sales and revenues:
    Equipment sales, including writeoffs of $.7 million in
         goodwill and $2.5 million in capitalized software costs
         in 1999 and $1.6 million of capitalized software costs
         in 1997 (See Note 3)....................................                 13,174            11,600          21,929
    Services revenues............................................                     --                --          52,523
                                                                                 -------          --------         -------
                                                                                  13,174            11,600          74,452
                                                                                 -------          --------         -------
Gross profit (loss)..............................................                 (2,043)            2,259           5,311
Selling, general and administrative expenses.....................                 (6,005)           (7,363)        (12,616)
Provision for doubtful accounts..................................                   (592)             (876)         (1,006)
Research and development expenses................................                   (907)           (1,587)           (741)
                                                                                 -------          --------         -------
Operating loss from continuing operations........................                 (9,547)           (7,567)         (9,052)
Gain on sale of assets...........................................                  1,431             7,389              --
Loss on investments (See Note 1).................................                   (338)               --              --
Other income.....................................................                    346               538             695
Interest expense.................................................                 (1,717)           (1,539)         (2,660)
Equity in the loss of unconsolidated subsidiary..................                   (982)             (762)             --
Minority interest................................................                     --               --             (382)
                                                                                 -------          --------         -------
Loss before income taxes from continuing operations..............                (10,807)           (1,941)        (11,399)
Income tax benefit (expense).....................................                  1,500                --            (277)
                                                                                 -------          --------         -------
Net loss from continuing operations..............................                 (9,307)           (1,941)        (11,676)
Income (loss) from discontinued operations.......................                   (681)               85             585
                                                                                --------          --------        --------
Net loss.........................................................               $ (9,988)         $ (1,856)       $(11,091)
                                                                                ========          ========        ========
Basic and diluted net loss per share from continuing operations                 $  (0.76)         $  (0.20)       $  (1.26)
                                                                                ========          ========        ========
Basic and diluted net income (loss) per share from
discontinued operations..........................................               $  (0.06)         $   0.01        $   0.06
                                                                                ========          ========        ========
Basic and diluted net loss per share.............................               $  (0.82)         $  (0.19)       $  (1.20)
                                                                                ========          ========        ========
Weighted average number of basic and diluted
     shares outstanding..........................................                 12,132             9,927           9,268
                                                                                ========          ========        ========

See notes to financial statements.

INTELLICALL, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

                                                 Common Stock   Preferred Stock  Additional  Treasury Stock
                                               ---------------- ---------------    Paid-in   --------------  Accumulated
                                               Shares  Amount   Shares   Amount    Capital   Shares   Cost    Deficit     Total
                                               ------  ------   ------   ------    -------   ------   ----    -------     -----
Balances at December 31, 1996                  8,646     $ 87      --     $ --     $51,602    (25) $(258)     $(38,762)    $12,669
   Exercise of stock options                      65        1      --       --         268     --     --            --         269
   Employee stock purchase plan                   17       --      --       --          74     --     --            --          74
   Issuance of stock                             430        4      --       --         481     --     --            --         485
   Conversion of subordinated notes              314        3      --       --       1,237     --     --            --       1,240
   Issuance of preferred stock                    --       --       4        1       3,824     --     --            --       3,825
   Effect of change in
   Interest of unconsolidated
   Subsidiary (Restated), (See
    Note 2)                                       --       --      --       --       2,480     --     --            --       2,480
   Net loss                                       --       --      --       --          --     --     --       (11,091)    (11,091)
                                              ------   ------  ------   ------     -------   ----- -----      --------    --------
Balances at December 31, 1997
(Restated)                                     9,472       95       4        1      59,966    (25)  (258)      (49,853)      9,951
   Exercise of stock options                      47       --      --       --         183     --     --            --         183
   Employee stock purchase plan                    8       --      --       --          30     --     --            --          30
   Conversion of subordinated notes               50        1      --       --         200     --     --            --         201
   Conversion of preferred stock               2,149       21      (3)      --         (12)    --     --            --           9
   Issuance of stock                              12       --      --       --           8     --     --            --           8
   Net loss                                       --       --      --       --          --     --     --        (1,856)     (1,856)
                                              ------   ------  ------   ------     -------   ----- -----      --------    --------
Balances at December 31, 1998
(Restated)                                    11,738      117       1        1      60,375    (25)  (258)      (51,709)      8,526
   Conversion of preferred stock                 336        4      (1)      (1)         (2)    --     --            --           1
   Employee stock purchase plan                    6       --      --       --           6     --     --            --           6
   Issuance of warrants                           --       --      --       --         532     --     --            --         532
   Unearned Warrants                              --       --      --       --        (265)    --     --            --        (265)
   Issuance of stock                           1,000       10      --       --         840     --     --            --         850
   Net loss                                       --       --      --       --          --     --     --        (9,988)     (9,988)
                                              ------   ------  ------   ------     -------   ----- -----      --------    --------
Balances at December 31, 1999                 13,080    $ 131      --     $ --     $61,486    (25) $(258)     $(61,697)    $  (338)
                                              ======   ======  ======   ======     =======   ===== =====

See notes to financial statements.

INTELLICALL, INC.
STATEMENTS OF CASH FLOWS (IN THOUSANDS)

                                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                                               1999                1998             1997
                                                                               ----                ----             ----
Cash flows from continuing operating activities:
     Net loss from continuing operations...................                $  (9,307)            $ (1,941)        $(11,676)
     Adjustments to reconcile net loss from continuing
      operations to net cash provided by operating
      activities:
        Gain on sale of assets.............................                   (1,431)              (7,389)              --
        Depreciation and amortization......................                    5,236                1,760            5,845
        Provision for doubtful accounts....................                      592                  876            1,393
        Provision for inventory losses.....................                      310                  333            4,382
        Equity in loss of unconsolidated subsidiary........                      982                  762               --
        Minority interest..................................                       --                   --              382
        Income Tax Benefit.................................                   (1,500)                  --               --
        Changes in operating assets and liabilities:
            Restricted cash................................                       --                   --           (2,473)
            Receivables....................................                    2,766               (1,929)         (12,718)
            Inventories....................................                    1,779                 (757)          (1,451)
            Receivables from related party, net............                      400                  673               --
            Other current assets...........................                       40                  233             (308)
            Notes receivable...............................                      525                  160              446
            Accounts payable ..............................                     (287)              (4,187)           4,611
            Transmission, customer commissions and billing
             charges.......................................                       --                 (939)           9,143
            Accrued liabilities............................                     (442)                (153)           1,600
            Deferred gain on sale of assets................                       --                  938             (361)
            Other..........................................                      143                 (123)          (2,051)
                Net cash used in continuing operating
                 activities................................                     (194)             (11,683)          (3,236)
Cash flows from investing activities:
     Capital expenditures..................................                     (122)                (478)          (2,082)
     Capitalized software..................................                     (966)              (1,031)          (1,322)
     Cash received on sale of assets.......................                    1,252                8,463               --
     Capital lease obligation..............................                       --                   --            1,000
     Acquisition of WorldCom and Interlink assets..........                       --                   --          (20,542)
                 Net cash provided by (used in) investing
                  activities...............................                      164                6,954          (22,946)
Cash flows from financing activities:
     Net proceeds from (repayments on) line of credit......                   (2,811)              (1,303)           9,517
     Net borrowings (repayments) on notes payable..........                    1,000                  (28)              --
     Proceeds from issuance of  stock......................                      856                  223            4,653
     Proceeds from issuance of stock in unconsolidated
      subsidiary...........................................                       --                   --            6,088
                Net cash provided by (used in) financing
                 activities................................                     (955)              (1,108)          20,258
Net cash flows from discontinued operations................                    1,663                5,787            3,719
Net increase (decrease) in cash and cash equivalents.......                      678                  (50)          (2,205)
Cash and cash equivalents at beginning of period...........                       16                   66            2,271
Cash and cash equivalents at end of period.................                   $  694               $   16           $   66
                                                                              ------               ------           ------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid............................................                   $  988             $  1,141         $  2,056
                                                                              ------               ------           ------
SUPPLEMENTAL NON CASH FLOW INFORMATION:
  Issuance of stock warrants...............................                   $  267              $    --          $    --
                                                                              ------               ------           ------
  Conversion of debt to equity.............................                   $   --              $   210         $  1,320
                                                                              ------               ------           ------
  Stock issued to purchase WorldCom and Interlink assets...                   $   --              $    --         $ 13,196
                                                                              ------               ------           ------
  Redeemable preferred stock dividend declared ............                   $   --              $    --          $   186
                                                                              ------               ------           ------

See notes to financial statements.

INTELLICALL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

          BUSINESS: Intellicall, Inc. (the "Company") designs, engineers, manufactures and sells pay telephones and retrofit kits, parts and intelligent network platforms ("equipment sales") in the United States and internationally.

          PRINCIPLES OF CONSOLIDATION: For the year ended December 31, 1997, the consolidated financial statements include the accounts of the Company and its then majority owned subsidiary, ILD Telecommunications, Inc. ("ILD"), formed on May 10, 1996. All significant intercompany accounts and transactions were eliminated in consolidation. As of December 31, 1999 and 1998, and for the years then ended, the Company's investment in ILD is presented under the equity method of accounting.

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

          In September 1997, ILD acquired the Operator Services Division of WorldCom, Inc. ("WorldCom") (See NOTE 17). The assets acquired by ILD include the operator services and long distance customer contracts, operator service centers, switching facilities, billing and collection operations and inmate operator services businesses. This acquisition by ILD lowered the Company's ownership percentage to 59.26%.

          In December 1997, ILD acquired all of the outstanding common stock of Interlink Telecommunications, Inc. ("Interlink") (see NOTE 17), a switched reseller of long distance services and provider of enhanced services including operator services, prepaid debit cards and prepaid local service. This acquisition by ILD lowered the Company's ownership percentage to 53.7%.

          In March 1998, the Company sold to SMCO, LLP 18,348.62 shares of ILD common stock. SMCO is an unrelated third party, and there were no additional obligations or elements of financial consideration relating to the sale transaction. The Company sold the shares for $325 each and recorded a gain on the sale in the amount of $5.6 million. This transaction lowered the Company's ownership percentage to 42.9% as of March 31, 1998.

          On April 3, 1998 the Company sold 1,539 shares of its Series A preferred stock in ILD Telecommunications, Inc. to SMCO Investments, LLC. This transaction lowered the Company's ownership percentage to 42.0% as of April 3, 1998.

          On October 21, 1999 the Company sold to First Avenue Partners, LP ("First Avenue") 5,000 shares of ILD Series A Convertible Preferred Stock. First Avenue is an unrelated third party. The Company sold

INTELLICALL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

the shares for $250.00 each for an aggregate of $1.3 million and recorded a gain on the sale in the amount of $1.1 million. There were no additional obligations or elements of financial consideration relating to the sale transaction. The transaction lowered the Company's ownership percentage in ILD to 31.0% as of October 21, 1999.

          During November 1999, ILD issued additional shares of its stock to unrelated third parties. As a result, the Company's ownership percentage in ILD was reduced to 30.0%.

          EQUIPMENT REVENUE RECOGNITION: Revenues from sales of telephones and related products are recognized upon shipment to customers. Revenues relating to the licensing of automated operator systems are recognized upon shipment of licensed technology to licensees.

          SERVICE REVENUE RECOGNITION: For 1997, prepaid debit card revenue was deferred and recognized as calling services were used. The portion of the business related to the prepaid calling card services was sold to ILD in January 1998 (See NOTE 17), accordingly no debit card revenue was recorded in 1999 or 1998.

          In 1997, call revenues from customer-licensed microautomated operator systems are recognized based on the amounts charged to billed parties for calls processed and billed by the Company. Additionally, ILD's call revenues were recognized at the time the calls were placed.

          ADVERTISING: The Company's advertising expenditures, which consist primarily of advertisements placed in trade publications and participation in trade shows, are expensed as incurred. The Company incurred $.4 million, $.7 million and $.3 million of advertising expenses for the years ended December 31, 1999, 1998 and 1997, respectively.

          CASH AND CASH EQUIVALENTS: Cash and cash equivalents include short-term liquid investments purchased with remaining maturities of three months or less.

          SOFTWARE DEVELOPMENT COSTS: The Company capitalizes costs related to the development of certain software products. In accordance with STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 86, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED" ("FAS 86"), capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Amortization is computed on an individual product basis based on the product's estimated economic life using the straight line method. Effective January 1, 2000 and as a result of the impairment charge on capitalized software costs recorded by the Company on December 31, 1999 (See NOTE 3), the Company decided to expense as incurred all future costs related to the development of software products for payphone equipment.

          The amounts of software development costs capitalized for the years ended December 31, 1999, 1998 and 1997 were $1.0 million, $1.0 million and $1.3 million, respectively. The Company recorded $.9 million, $.6 million and $1.7 million of software amortization expense for the years ended December 31,

INTELLICALL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1999, 1998 and 1997, respectively. For the years ended December 31, 1999 and 1997, the Company recognized an impairment in value of capitalized software development costs of $2.5 million and $1.6 million, which is included in cost of sales in the statement of operations for those years (See NOTE 3).

          RECEIVABLES: Receivables (current and long-term) consist of amounts owed by various customers for equipment sales, leases and license fees. The Company has provided reserves for potential uncollectible accounts. The Company's credit department determines collectibility based on customer contact and financial information made available to the Company. Reserves for uncollectible accounts include $.3 million for related party receivables in 1999 and 1998.

         Also included in receivables for the year ended December 31, 1999 is a $1.2 million note receivable due from New York City Telecommunications ("NYCT'). The NYCT note, due on December 31, 2001, provides for the monthly payment of interest and principal of $34,238. Through June 1999, NYCT had serviced the note timely and in full at which time the outstanding principal of the note was $1.2 million. Since that time no payments have been received. The Company has initiated legal action for the immediate collection of the principal balance pursuant to NYCT being in default of the note agreement and has reserved $.4 million against the note subject to the outcome of the litigation. Receivables for the year ended December 31, 1998 include the current portion of the NYCT notes of $.3 million with the remaining portion of the note recorded as long term notes receivable.

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

          MAJOR CUSTOMERS: The Company had three customers who accounted for 25.5% or $2.8 million, 14.6% or $1.6 million, and 10.2% or $1.1 million of the Company's revenues in 1999, one single customer who accounted for 11.1%, or $1.5 million of the Company's revenues in 1998, and two customers who accounted for 17.2% or $3.2 million and 13.3% or $2.5 million of the Company's revenues in 1997.

          INVENTORIES: Inventories are stated at the lower of cost or market with cost determined on a first-in, first-out method. Costs include acquisition costs of purchased components, freight costs, labor and overhead.

          DEBT ISSUANCE COSTS: The stock purchase warrants issued in connection with the issuance of debt obligations are valued by the Company based on the Black-Scholes model and are recorded in accordance with Accounting Principals Based Opinion No. 14 "Accounting for convertible Debt and Debt issued with Stock Purchase Warrants" ("APB14"). Accordingly, the Company defers costs incurred directly in connection with the issuance of debt obligations and charges such costs to interest expense based on the interest method, over the terms of the respective debt agreements (See NOTE 7).

INTELLICALL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

          FIXED ASSETS: Fixed assets are recorded at cost. Depreciation expense is computed by the straight-line method over the estimated useful lives of the related assets, where the useful lives range from three to five years. Maintenance and repairs are expensed as incurred while replacements and betterments are capitalized.

          INTANGIBLE ASSETS: Intangible assets consisted primarily of the cost in excess of net assets of acquired businesses. These assets were amortized using the straight-line method over 20 to 25 years. Based on its most recent analysis, the Company determined that its goodwill existing at December 31, 1999 was fully impaired and accordingly, the Company has written off goodwill in the amount of $.7 million (See NOTE 3).

          OTHER ASSETS: Other assets include investments in stock of third parties of $.3 million and $.6 million as of December 31, 1999 and 1998. Included in these investments is a 3% equity ownership position in New York City Telecommunications ("NYCT") which prior to 1999 was recorded on the balance sheet for $.5 million. Given the current legal situation between Intellicall and NYCT and the lack of financial information on NYCT, the Company has determined the current value of this investment to be $.1 million and has reduced the investment accordingly, recognizing a loss on investment of $.4 million.

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

          NET INCOME/LOSS PER SHARE: In February 1997, STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 128, "EARNINGS PER SHARE" ("FAS 128") was issued. The Company has adopted FAS 128, which establishes standards for computing and presenting earnings per share ("EPS"). This statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and the denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

          COMPREHENSIVE INCOME: Effective December 31, 1998, the Company adopted STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 130, "REPORTING COMPREHENSIVE INCOME" which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. It requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. There were no items of comprehensive

INTELLICALL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

income for the years ended December 31, 1999, 1998 and 1997.

          SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION: The Company has one reportable industry segment the equipment segment. The equipment segment manufactures and sells payphones, switches and related software. The Services segment, which was discontinued effective October 21, 1999 (See NOTE 16), provided billing and collection services to owners of payphones who utilize the Company's automated operator technology.

          ACCOUNTING FOR DERIVATIVE INSTRUMENTS: In June 1998, STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("FAS 133"), which, as amended, is effective for fiscal years beginning after June 15, 2000 was issued. Earlier application for certain provisions of this standard is permitted. FAS 133 establishes accounting and reporting standards for derivative instruments. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the financial statements and measure those instruments at fair value, and it defines the accounting for changes in the fair value of the derivatives depending on the intended use of the derivative. Management is evaluating FAS 133 and does not believe that adoption of the Statement will have a material impact on its results of operations, financial position or cash flows.

          ACCOUNTING FOR STOCK BASED COMPENSATION: In October 1995, STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123, "ACCOUNTING FOR STOCK BASED COMPENSATION" ("FAS 123") was issued. This statement requires the fair value of stock options and other stock-based compensation issued to employees to either be included as compensation expense in the income statement or the pro forma effect on net income and earnings per such of such compensation expense to be disclosed in the footnotes to the Company's financial statements. The Company has elected to follow ACCOUNTING PRINCIPLES BOARD OPINION NO. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" ("APB 25") and related interpretations in accounting for its employee stock options, and accordingly, applies FAS 123 on a disclosure basis only as permitted under FAS 123 (See NOTE 8). As such, FAS 123 does not impact the Company's balance sheet or results of operations.

          RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform with the current year presentation.

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

INTELLICALL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - EFFECT OF RESTATEMENT

         In 1997, ILD acquired the assets of WorldCom as well as all of the outstanding common stock of Interlink (see Note 17). The issuance of stock by ILD to third parties in these transactions decreased the Company's percentage of ownership in ILD and the value assigned to ILD common stock issued under both of the aforementioned transactions was substantially more than the Company's carrying amount per share of ILD stock, thus triggering a change in the Company's interest in ILD. The Company has restated its December 31, 1997 and December 31, 1998 financial statements in accordance with Staff Accounting Bulletin ("SAB") Topic 5H, as amended by SAB 84, to reflect the change of interest in ILD which arose in 1997.

         The effects of the restatement at December 31, 1997 and 1998, were:
(1) to increase the investment in ILD by $1.5 million; (2) to recognize a $1.0 million note receivable from ILD; and (3) to increase additional paid-in capital (and stockholders' equity) by $2.5 million.

         There was no impact to the Company's income statement and cash flows for the year ended December 31, 1997 or 1998.

NOTE 3 - ASSET IMPAIRMENT

         The continued decline in the public payphone equipment market during 1999 coupled with the discontinuation of certain product lines and the billing services segment, led the Company to review the goodwill and capitalized software costs for impairment.

         As a result, the Company performed an impairment analysis of the goodwill in accordance with STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS NO. 121 "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" ("FAS 121"), which requires that long-lived assets held and used by an entity, or to be disposed of, be reviewed for impairment whenever events or circumstances indicate that the net book value of such assets may not be recoverable.

         During the fourth quarter of 1999, the Company calculated the estimated future cash flows, undiscounted and before interest, from continuing operations over a three-year period and determined the goodwill to be impaired. Consequently, the Company estimated the fair value of the goodwill based on a discounted cash flow analysis and concluded that the net book value of this asset of $.7 million needed to be written-off.

         During the fourth quarter of 1999, the Company also compared the unamortized capitalized software costs to their net realizable value, as prescribed under FAS 86. The Company determined the net realizable value of capitalized software costs by estimating the future net profits from those assets over a three-year period and concluded that the net book value of $2.5 million of capitalized software costs as of December 31,

INTELLICALL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1999 was not recoverable.

         Accordingly, the Company recorded a non-recurring, non-cash write-off of goodwill and capitalized software costs of $3.2 million, which is presented in cost of sales in the statement of operations for the year ended December 31, 1999.

         During the third quarter of 1997, the Company evaluated the recoverability of its capitalized switching software costs, as prescribed under FAS 86. After comparing the net book value of the capitalized switching software costs to the estimated future net profits from those assets, the Company recognized a non-recurring, non-cash write-down of capitalized software costs to net realizable value of $1.6 million.

NOTE 4 - RECURRING LOSSES FROM OPERATIONS, WORKING CAPITAL FUNDING

         For the year ended December 31, 1999, the Company has continued to experience significant losses from operations, resulting primarily from a continuous decrease in revenues due to the decline in the payphone equipment industry. As a result, the Company has faced difficulty in funding its operations from internal sources and meeting its cash obligations. During the year, significant cost-cutting measures have been undertaken by the Company. In addition, the Company has consistently looked for external financial support or has sold existing assets in order to meet these cash obligations.

         Additionally, during the fourth quarter of 1999, the Company received a letter from Banca del Gottardo ("Banca") stating its intention to "Put" to the Company its option to require repayment of the $2.6 million 8% convertible subordinated notes (originally due on December 31, 2000) in December 1999. The Company was able to negotiate an extension of the "Put" option up to June 30, 2000 (See NOTE 7).

         In order to address their current liquidity needs, management sold to Banca del Gottardo the Company's ownership in ILD (See NOTE 19). The estimated proceeds from this transaction are $15.5 million. The proceeds will be primarily used to pay down existing debt, including the "Put" due June 30, 2000 and to fund future operations. Such reduction in debt is expected to deleverage the Company and put management in a better position to move forward with their current growth opportunities.

         On January 18, 2000, the Company entered into a definitive agreement to acquire Heads Up Technologies, Inc. ("Heads Up", See NOTE 19). Heads Up designs, manufactures and markets interactive digital products for the aviation, mass transit and entertainment industries. This acquisition is expected to give Intellicall the opportunity to expand and grow into markets already established by Heads Up and enhance the Company's current position in the public access market by incorporating certain interactive voice and data technologies into existing and new product lines.

INTELLICALL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         Management of the Company believes that the proceeds from the sale of the Company's ownership in ILD will enable the Company to finance its operations for the year ending December 31, 2000. Beyond 2000, the Company's ability to obtain further funds from external sources will depend in part on its ability to generate operating profits, or to substantially reduce its operating losses, through the execution of its current business plan and implementation of the new business strategy related to the Heads Up acquisition. Although management of the Company believes that the Company'sales will grow and that profitability will improve with sales, there can be no assurance that the events necessary for such sales growth will occur as or when expected, or that future sales growth will be sufficiently large or profitable to permit the Company to finance its activities without recourse to continuing sales of assets or external funding sources. There can be no assurance that under such conditions, external funds would be available or, if available, would not potentially dilute shareholders interests or returns.

  NOTE 5 - INVENTORIES

The components of inventories are (in thousands):

                                                                                                         December 31,
                                                                                                    ----------------------
                                                                                                      1999           1998
                                                                                                    -------        -------
Raw materials  ................................................................                     $ 3,362        $ 3,629
Work in process................................................................                         133            428
Finished goods ................................................................                       1,003          3,150
                                                                                                    -------        -------
                                                                                                      4,498          7,207
Less reserves for obsolescence.................................................                      (1,410)        (2,030)
                                                                                                    -------        -------
Net inventory                                                                                       $ 3,088        $ 5,177
                                                                                                    =======        =======

          Results of operations for the years ended December 31, 1998 and 1997 also include a charge of $.1 million and $4.4 million which represents the excess of cost over market.

INTELLICALL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6 - FIXED ASSETS

The components of fixed assets are (in thousands):

                                                                                                           December 31,
                                                                                                           ------------
                                                                                                        1999          1998
                                                                                                        ----          ----
Office equipment..............................................................                         $3,404       $ 3,351
Tooling and other equipment...................................................                          5,001         5,010
                                                                                                       ------       -------

                                                                                                        8,405         8,361
Less accumulated depreciation.................................................                         (7,425)       (6,936)
                                                                                                       ------       -------
                                                                                                        $ 980       $ 1,425
                                                                                                       ======       =======

          Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was $.5 million, $.7 million and $1.3 million, respectively.

NOTE 7 - LONG-TERM DEBT AND LINE OF CREDIT

          The Company's debt consisted of the following (in thousands):

                                                                                         December 31,
                                                                                 1999                   1998
                                                                             -------------          ---------
         8% Convertible subordinated notes, due 2000                             $   2,630          $  2,630
         8% Convertible subordinated notes, due 2001                                 5,000             5,000
         7% Convertible subordinated notes, due 2004                                 2,000                --
         Convertible subordinated note, due 1999                                        --             1,000
         Asset-based note collateralized by certain assets, due 1999                    --             2,811
                                                                                ----------        ----------
                                                                                     9,630            11,441

         Less:  Unamortized debt discount                                             (443)             (318)
                                                                                ----------        ----------
                                                                                     9,187            11,123
                                                                                ----------        ----------
         Less:  Current portion of long-term debt                                   (2,630)           (3,811)
                                                                                ----------        ----------
              Total long-term debt                                               $   6,557          $  7,312
                                                                                =========         ==========

         On February 15, 1994 the Company issued a $1.0 million, 10.0%, convertible, subordinated note to T.J. Berthel Investments, L.P., whose ownership also controls 3.9% of the Company's outstanding common stock. Interest was payable quarterly and commenced March 31, 1994. The Company paid the entire principal amount, including any accrued interest, on April 9, 1999.

INTELLICALL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         On December 29, 1995 the Company completed the sale of $7.5 million of 8.0% convertible subordinated notes, due December 31, 2000, to Banca Del Gottardo with the proceeds used to repay the previous lender and for working capital purposes. The notes were issued with warrants to purchase 300,000 shares of the Company's common stock at $4.20 per share. As a result of activating certain anti-dilution provisions, the warrants entitle the holder to purchase 418,507 shares of common stock, exercisable at $3.01 per share. The unamortized portion of the deferred debt costs recorded by the Company in connection with those warrants was $42,081 and $84,161 as of December 31, 1999 and 1998. Additionally, a third party holds an additional warrant to purchase 313,500 shares of common stock exercisable at $2.68 per share. The notes are convertible into 1,785,714 shares of the Company's common stock at a price of $4.20 per share. As of December 31, 1998, $4.87 million of the Banca Del Gottardo Notes were converted to 1,159,517 shares of the Company's common stock. Interest is payable semi-annually and commenced June 30, 1996.

         On November 22, 1996 the Company completed the sale of $5.0 million of 8.0% convertible subordinated notes, due November 22, 2001, to Banca Del Gottardo, with the proceeds used to repay a portion of the previous lender's debt and for working capital purposes. These notes contain an optional redemption clause ("Put") where, on November 22, 2000, at the holder's discretion, the holder can Put to the Company the balance of the notes at 106% of the outstanding principal amount. The notes were issued with warrants to purchase 200,000 shares of the Company's common stock at $5.00 per share. As a result of activating certain anti-dilution provisions, the warrants entitle the holder to purchase 255,643 shares of Common Stock, exercisable at $3.91 per share. The unamortized portion of the deferred debt costs recorded by the Company in connection with those warrants was $153,334 and $233,333 as of December 31, 1999 and 1998. In addition, a third party holds an additional warrant to purchase 209,473 shares of common stock at $3.58 per share. The notes are convertible into one million shares of the Company's common stock at a price of $5.00 per share. Interest is payable semi-annually beginning May 1997.

         Total interest paid to Banca del Gottardo for the year ended December 31, 1999 was $.7 million.

         On November 22, 1996 the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Finova Capital Corporation ("Finova) pursuant to which Finova agreed to loan the Company up to $12.0 million (the "Loan") based on an available borrowing base. The borrowing base consisted primarily of call traffic and trade equipment receivables and inventory, subject to eligibility requirements determined by Finova. Amounts loaned subject to the borrowing base were determined by percentages established in the Loan Agreement.

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

INTELLICALL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         On January 27, 1999, the Company closed and commenced funding under a Receivable Sale Agreement (the "RFC Agreement") with RFC Capital Corporation ("RFC") pursuant to which RFC has agreed to purchase from the Company certain telecommunication receivables generated by the Company in the ordinary course of the Company's business. The proceeds from the initial sale of receivables were used to pay all of the Company's obligations to Finova and for working capital purposes. The RFC Agreement calls for RFC to purchase eligible receivables from the Company from time to time upon presentation thereof for a purchase price equal to the net value of such receivables. Net value is designed to yield RFC an effective rate of prime plus 2.75% plus allow RFC to retain a holdback of 5.00% in the face amount of the receivables, net of collections, against future collection risk. For the year ended December 31, 1999, the Company incurred $.2 million of interest expense relating to this agreement.

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

         The initial term of the RFC Agreement expires on December 21, 2000.

         On April 9, 1999 the Company obtained bridge financing of $1.0 million from Banca del Gottardo for the purpose of satisfying all obligations to T.J. Berthel Investments.

          On June 11, 1999 the Company completed the sale of $2.0 million of a 7.0% convertible subordinated note, due June 11, 2004, to Banca del Gottardo. $1.0 million of the net proceeds from the sale of the note was used to repay the bridge financing, with the balance utilized for working capital. The note was issued with warrants to purchase 200,000 shares of the Company's common stock at $1.55 per share. The stock purchase warrants were valued at $160,456 and recorded as deferred debt costs by the Company. The unamortized portion of those deferred debt costs was $141,779 as of December 31, 1999. The note is convertible into 1,290,323 shares of the Company's common stock at a price of $1.55 per share. Interest is payable semi-annually beginning December 1999. In connection with issuing the notes, the Company collateralized the note with 35,000 shares of ILD Series A preferred stock.

         On October 21, 1999 the Company received notice from Banca del Gottardo of its intent to "Put" to the Company the balance of the 8.0% convertible subordinated notes due December 31, 2000. The agreement, relating to such convertible debt includes a Put option, giving Banca del Gottardo the right to tender payment for the outstanding balance of the notes on December 31, 1999. The current outstanding balance of the notes is $2.6 million.

          On December 30, 1999 the Company issued warrants to purchase 200,000 shares of its Common Stock at a price of $1.00 per share to Banca del Gottardo. In consideration of the warrants, Banca del Gottardo amended the 8% convertible, subordinated notes due December 31, 2000 to postpone the Put on the notes from December 31, 1999 to June 30, 2000.

INTELLICALL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

          Aggregate maturities of long-term debt in the next five years are $2.6 million, $5.0 million, $0, $0 and $2.0 million.

NOTE 8 - STOCK-BASED COMPENSATION

         As permitted under FAS 123, the Company applies APB 25, and related interpretation, in accounting for its employee stock options. In accordance with APB 25, no compensation expense or unearned compensation was recorded for the years ended December 1999, 1998 and 1997. As discussed in NOTE 1, the Company has adopted the disclosure-only provisions of FAS 123. Had compensation cost for the Company's stock option plans been determined based on the fair value provisions of FAS 123, the Company's net loss per share would have been increased to the pro forma amounts indicated below:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                          1999                 1998               1997
                                                                          ----                 ----               ----
                 Net loss
                 available to
                 common             As reported                       $ 11,488,000          $ 1,856,000        $11,091,000
                 shareholders       Pro forma                         $ 11,820,000          $ 2,410,000        $12,179,000



                 Basic and
                 diluted net loss   As reported                           $   0.95             $   0.19            $  1.20
                 per share          Pro forma                             $   0.97             $   0.24            $  1.31

INTELLICALL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         The pro forma disclosures provided are not likely to be representative of the effects on reported net income or loss for future years due to future grants and the vesting requirements of the Company's stock option plans. The fair value of each grant is estimated on the date of grant using the Black-Scholes Option pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 1999, 1998 and 1997:

                                                                             YEAR ENDED DECEMBER 31,
                                                                   1999                  1998               1997
                                                                   ----                  ----               ----
                     Dividend yield                                 --                    --                 --
                     Expected volatility                          51.20%                46.85%              66.95%
                     Risk free interest rate                       4.94%                 5.59%               5.96%
                     Option term                                 10 years              10 years            9 years

          The weighted average fair value for all options granted in 1999, 1998 and 1997 was $2.03, $2.86 and $3.53 respectively.

NOTE 9 - STOCK OPTION PLANS

         The Company maintains a Nonqualified Stock Option ("NSO") Plan, an Incentive Stock Option ("ISO") Plan (as amended), a Directors' Stock Option Plan ("DSO") (adopted in 1991) and Other Directors Options Plan. The number of shares which may be granted under the NSO, ISO Plans, DSO Plans and other Directors' Option Plan may not exceed 600,000, 1,304,400, 350,000 and 67,500, respectively. ISO's and NSO's are exercisable at such times and in such installments as the Organization and Compensation Committee of the Board of Directors (the "Committee") shall determine at the time of grant. In the case of ISO's and DSO's, the option price of the shares cannot be less than the fair market value of the underlying common stock at the date of the grant. In the case of NSO's, the option price is determined by the Committee and cannot be less than 85% of the fair market value of the underlying common stock. Options expire at such time as the Committee shall determine at the time of grant, but in the case of ISO's and DSO's no later than ten years from the grant date. Options vest as follows: 50% on December 31 of the year of grant and 25% on December 31 of the following two years. All options granted under all plans in 1999, 1998 and 1997 were issued at the fair market value of the Company's common stock.

INTELLICALL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NSO, ISO, DSO PLANS
Stock option activity under the NSO, ISO, DSO and Other Directors' Options Plans was:

                                           NSO                     ISO                      DSO           OTHER DIRECTORS' OPTIONS
                                     -------------------   ---------------------    --------------------- ------------------------
                                                Weighted                Weighted                 Weighted                 Weighted
                                                 Average                 Average                  Average                  Average
                                                 Option                  Option                   Option                   Option
                                     Options     Price     Options       Price      Options       Price     Options        Price
                                     -------     -----     -------       -----      -------       -----     -------        -----
Outstanding at December 31, 1996...  600,000       $4.61   1,141,615       $5.24      200,000       $5.70      60,000       $11.08

Granted  ..........................       --          --     239,880       $4.62           --          --          --           --

Exercised..........................       --          --     (63,925)      $4.21           --          --          --           --

Canceled ..........................       --          --    (120,065)      $5.28      (30,000)      $6.04          --           --
                                     -------               ---------                  -------                 -------
Outstanding at December 31, 1997...  600,000       $4.61   1,197,505       $5.17      170,000       $5.64      60,000       $11.08

Granted  ..........................       --          --     207,500       $4.27       30,000       $4.56          --           --

Exercised..........................       --          --     (46,715)      $3.96           --          --          --           --

Canceled ..........................       --          --    (129,085)      $5.49           --          --     (15,000)       $7.56
                                     -------               ---------                  -------                 -------
Outstanding at December 31, 1998...  600,000       $4.61   1,229,205       $5.03      200,000       $5.48      45,000       $12.25

Granted  ..........................       --          --       6,500       $3.00           --          --          --           --

Canceled ..........................       --          --    (308,950)      $5.32      (80,000)      $5.23     (32,500)      $11.87
                                     -------               ---------                  -------                 -------
Outstanding at December 31, 1999...  600,000       $4.61     926,755       $4.92      120,000       $5.64      12,500       $13.25
                                     =======               =========                  =======                 =======

At December 31, 1999, 1998 and 1997, there were no shares available to be granted under the NSO plan.

At December 31, 1999, 1998 and 1997, there were 4,305, 392,455 and 870 shares, respectively, available for grant under the ISO Plan.

At December 31, 1999, 1998 and 1997, there were 180,000, 100,000 and 130,000 shares, respectively, available for grant under the DSO Plan.

At December 31, 1999, 1998 and 1997, there were 47,500, 15,000 and zero shares, respectively, available for grant under the Other Directors' Options
Plan.

INTELLICALL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

  The following tables summarize information about the fixed-price stock options outstanding at December 31, 1999:

NSO PLAN

                                       Options Outstanding                                 Options Exercisable
                       -----------------------------------------------------        ---------------------------------
                                        Weighted-Average
     Range of          Outstanding         Remaining        Weighted-Average        Exercisable at   Weighted-Average
  Exercise Prices      at 12/31/99      Contractual Life     Exercise Price            12/31/99       Exercise Price
  ---------------      -----------      ----------------     --------------            --------       --------------
             $3.625          430,000             2.9 years             $3.63                430,000              $3.63
             $6.625          100,000             1.1 years             $6.63                100,000              $6.63
             $7.750           70,000             0.6 years             $7.75                 70,000              $7.75
                             -------                                                       -------
     $3.625 - 7.750          600,000             2.3 years             $4.61                600,000              $4.61

ISO PLAN
                                       Options Outstanding                                 Options Exercisable
                       -----------------------------------------------------        ---------------------------------
                                        Weighted-Average
     Range of          Outstanding         Remaining        Weighted-Average        Exercisable at   Weighted-Average
  Exercise Prices      at 12/31/99      Contractual Life     Exercise Price            12/31/99       Exercise Price
  ---------------      -----------      ----------------     --------------            --------       --------------
              $1.688            25,000             9.0 years            $1.69                 18,750             $1.69
        $3.00 - 4.50           470,875             4.5 years            $3.81                469,250             $3.82
      $4.625 - 6.625           308,880             7.2 years            $5.09                263,255             $5.17
      $7.75 - 10.375           122,000             3.2 years            $9.42                122,000             $9.42
                               -------                                                       -------
     $1.688 - 10.375           926,755             5.4 years            $4.92                873,255             $4.96
                               =======                                                       =======


INTELLICALL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

DSO PLAN & OTHER DIRECTORS' OPTIONS
                                       Options Outstanding                                 Options Exercisable
                       -----------------------------------------------------        ---------------------------------
                                        Weighted-Average
     Range of          Outstanding         Remaining        Weighted-Average        Exercisable at   Weighted-Average
  Exercise Prices      at 12/31/99      Contractual Life     Exercise Price            12/31/99       Exercise Price
  ---------------      -----------      ----------------     --------------            --------       --------------
              $3.50           30,000             6.1 years             $3.50                 30,000              $3.50
              $4.56           30,000             8.1 years             $4.56                 30,000              $4.56
              $6.25           40,000             3.2 years             $6.25                 40,000              $6.25
              $9.25           20,000             4.1 years             $9.25                 20,000              $9.25
             $13.25           12,500             0.2 years            $13.25                 12,500             $13.25
                             -------                                                        -------
      $3.50 - 13.25          132,500             4.8 years             $6.36                132,500              $6.36
                             =======                                                        =======

NOTE 10 - EMPLOYEE STOCK PURCHASE PLAN

          On November 16, 1995 the Company adopted the Intellicall Employee Stock Purchase Plan (the "ESPP"). After the offering period ending December 31, 1999, there remain authorized and available for sale to employees an aggregate of 250,560 shares of the Company's common stock. The maximum number of shares available for sale under the ESPP is determined on the date of grant and equals the sum of the payroll deductions authorized by each participating employee (up to 10.0% of regular pay) divided by 85.0% of the lower of the fair market value of a share of common stock on either the first or last trading day of each offering period. Each offering period is approximately six months in duration and commences on the first trading day on or after January 1 and terminates on the last trading day ending the following June 30, or commences on the first trading day on or after July 1 and terminates on the last trading day ending the following December 31. Under the ESPP, 8,190 shares were issued at $3.936 for the offering period ended June 30, 1997; 4,911 shares at $3.825 for the offering period ended December 31, 1997; 3,335 shares at $3.347 for the offering period ended June 30, 1998; 1,603 shares at $1.859 for the offering period ended December 31, 1998; 5,790 shares at $1.06 for the offering period ended June 30, 1999; and 719 shares at $.956 for the offering period ended December 31, 1999.

NOTE 11 - STOCKHOLDERS' EQUITY

          COMMON STOCK: On December 30, 1999 the Company sold 1.0 million shares of its common stock to Banca del Gottardo for $.85 per share. The purchase price represented a 15% discount to the closing price of the Company's common stock upon the agreed upon date of December 22, 1999. Proceeds from the sale of the Company's stock of $.9 million were utilized for working capital purposes.

INTELLICALL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

          At December 31, 1999, there were 3,256,378 shares of common stock reserved for options and warrants. At December 31, 1999, there were 250,560 shares of common stock reserved for the Company's Employee Stock Purchase Plan.

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

          As of December 31, 1999, all of the Company's Series A convertible preferred stock had been converted for 2.5 million shares of common stock.

          COMMON STOCK PURCHASE WARRANTS: In connection with the December 29, 1995 subordinated debt issuance discussed in NOTE 7, and a result of activating certain anti-dilution provisions, Banca Del Gottardo holds warrants entitling the holder to purchase 418,507 shares of common stock, exercisable at $3.01 per share. These warrants vested immediately and expire upon the date of maturity of the underlying debt.

          In connection with the issuance of the subordinated debt, a third party holds an additional Warrant to purchase 313,500 shares of common stock exercisable at $2.68 per share. These warrants vested immediately and expire upon the date of maturity of the underlying debt.

          On November 22, 1996, the Company issued additional subordinated debt to Banca Del Gottardo as discussed in NOTE 7, and as a result of activating certain anti-dilution provisions, Banca Del Gottardo holds warrants entitling the holder to purchase 255,643 shares of common stock at $3.91 per share. In addition, a third party holds an additional warrant to purchase 209,473 shares at $3.58. These warrants vested immediately and expire upon the date of maturity of the underlying debt.

          On June 11, 1999, the Company issued additional subordinated debt to Banca del Gottardo as discussed in NOTE 7. The notes were issued with warrants to purchase 200,000 shares of the Company's common stock at $1.55 per share.

         On August 10, 1999 the Company issued a warrant, effective June 21, 1999 to Paytel Canada, Inc. (the "Holder") entitling the holder to subscribe for and purchase, during the period specified in the warrant, 500,000 shares of common stock. This warrant has been granted to the Holder in exchange for its commitment to purchase up to $30.0 million of products and services from the Company. For each $1.0 million actually received by the Company from the Holder for payment of purchases of products and services from the Company from and after the date of this warrant, there shall vest in the Holder the right to purchase 12,500 shares of common stock at a price of $1.30 per share.

INTELLICALL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         In addition, upon receipt by the Company from the Holder of aggregate payments equal to $30.0 million, there shall vest in the Holder the right to purchase an additional 125,000 shares of common stock at a price of $1.30 per share.

         The warrant is effective June 21, 1999 and expires on January 19, 2004. As of December 31, 1999, the Holder has yet to accrue a vested interest in the issued warrant, as the Company has not received $1.0 million worth of payments from Paytel since June 22, 1999.

         On December 30, 1999 the Company issued warrants to purchase 200,000 shares of its Common Stock at a price of $1.00 per share to Banca del Gottardo (See NOTE 7).

NOTE 12 - INCOME TAXES

          The components of the income tax benefit are as follows (in thousands):


                                                1999       1998       1997
                                                ----       ----       ----

              Current:
                 Federal                       $     0      $0         $0
                 State                               0       0          0
                                               -------     ----       ----
              Total Current                    $     0      $0         $0
                                               -------     ----       ----

              Deferred
                 Federal                       $(1,500)     $0         $0
                 State                               0       0          0
                                               -------     ----       ----
              Total Deferred                    (1,500)      0          0
                                               -------     ----       ----
              Total Income Tax Benefit         $(1,500)     $0         $0
                                               =======     ====       ====


          Differences between the expected income tax benefit calculated using the statutory federal income tax rate and the actual income tax provision are (in thousands):

                                                                                    YEAR ENDED DECEMBER 31
                                                                     ----------------------------------------------------
                                                                       1999                    1998                   1997
                                                                       ----                    ----                   ----
Expected income tax benefit at the statutory rate..                  $(3,905)                 $(631)               $(3,759)
Amortization of cost in excess of net assets
     of acquired businesses........................                      255                     31                     31
Other..............................................
   Minority interest...............................                       --                     --                    277
   Other...........................................                        2                    (1)                      6
   Operating loss not benefited....................                    2,148                    601                  3,722
                                                                       -----                 ------                 ------
Income tax (benefit) provision.....................                  $(1,500)                $   --                 $  277
                                                                       =====                 ======                 ======

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

INTELLICALL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

          Significant components of the Company's deferred tax assets and deferred tax liabilities under FAS 109 are (in thousands):

                                                                                                      December 31,
                                                                                             1999                     1998
Deferred tax assets:
     Bad debt reserves........................................                              $ 239                    $  --
     Investment in subsidiary.................................                              1,100                      824
     Other reserves and accruals..............................                                654                      974
     Net operating loss carryforwards.........................                             18,228                   16,238
     Unused alternative minimum tax credits...................                                127                      127
      Deferred revenue........................................                                420                       86
      Depreciation and amortization...........................                                363                       --

 Total gross deferred tax assets..............................                             21,131                   18,249

Deferred tax liabilities:
     Bad debt reserves........................................                                 --                     (183)
     Depreciation and amortization............................                                 --                     (584)

Total gross deferred tax liabilities..........................                                 --                     (767)

Less valuation allowance......................................                            (19,631)                 (17,482)

Net deferred tax assets.......................................                           $  1,500                 $     --
                                                                                         --------                 --------

The valuation allowance on deferred tax assets reflects the Company's uncertainty regarding realization of such assets due to recent operating loss trends. The Company expects that the sale of the ILD stock (See Note 19) will give rise to taxable income in the year 2000 and accordingly has reduced its valuation allowance.

          At December 31, 1999 the Company has net operating loss carryforwards of approximately $53.6 million for federal income tax reporting purposes. Such carryforwards, which may provide future tax benefits, expire as follows:


                  2007     $ 4,600
                  2008     $16,000
                  2009     $11,000
                  2010     $ 2,000
                  2011     $ 8,000
                  2018     $ 7,000
                  2019     $ 5,000
                           -------
                           $53,600


Additionally, in conjunction with the Alternative Minimum Tax ("AMT") rules, the Company has available an AMT credit carryforward for tax purposes of $126,541. Such credit may be carried forward indefinitely as a credit against regular tax liability.

INTELLICALL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13 - BASIC AND DILUTED NET LOSS PER SHARE

          Basic and diluted net loss per share has been computed in accordance with FAS 128 and is based on the weighted average number of common shares outstanding during 1999, 1998 and 1997. The weighted average shares of common stock outstanding were 12,132,000, 9,927,000 and 9,268,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

          The diluted per share calculation gives effect to all dilutive potential common shares that were outstanding during the period. The Company had a net loss for each of the three years ended December 31, 1999, 1998 and 1997; the shares of Series A preferred stock, convertible into common stock (See NOTE 11), the options (See NOTE 9), the warrants outstanding (See NOTE 7 and NOTE 11) and the shares of common stock to be issued upon conversion of debt to equity (See NOTE 7) at each of the period ends were excluded from the diluted net loss per share calculation for the years ended December 31, 1999, 1998, and 1997, as they were anti-dilutive.

NOTE 14 - COMMITMENTS

          The Company leases its office space, manufacturing facility, and certain office equipment under operating leases.

          Future minimum rental commitments under noncancelable operating leases are (in thousands):

          2000....................................................................................................      $ 429
          2001....................................................................................................        365
          2002....................................................................................................        155
          2003....................................................................................................         --
          2004 and thereafter.....................................................................................         --
                                                                                                                     --------
                                                                                                                        $ 949
                                                                                                                     ========

          Total operating lease expense was $591,000, $610,000, and $1,011,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

INTELLICALL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash and cash equivalents, accounts receivable, receivables from related party, notes receivable, accounts payable and long-term debt. Because of their short maturity, the carrying values of cash and cash equivalents, accounts receivable, receivables from related party, notes receivable and accounts payable approximate their fair values. The fair value of long-term debt was determined by discounting expected cash flows at discount rates currently available to the Company for debt with similar terms and remaining maturities.

The carrying values and estimated fair values of the Company's financial instruments at December 31 are as follows:

                                                          1999                             1998
                                             -------------------------------  -------------------------------
                                               Carrying         Estimated        Carrying        Estimated
                                                 Value         Fair Value         Value         Fair Value
                                             --------------   --------------  ---------------  --------------
Cash and cash equivalents                           $  694           $  694          $    16         $    16
Accounts receivable                                 $1,455           $1,455          $ 4,263         $ 4,263
Receivables from related party                      $1,258           $1,258          $ 1,658         $ 1,658
Notes receivable                                    $   --           $   --          $ 1,074         $ 1,074
Accounts payable                                    $1,798           $1,798          $ 2,085         $ 2,085
Long-term debt                                      $9,187           $8,389          $11,123         $10,404

NOTE 16 - DISCONTINUED OPERATIONS

          On September 22, 1999 the Company elected to discontinue its billing services operations effective October 21, 1999. The billing services segment of the Company's business was determined to be unprofitable after taking into account the administrative and support costs for the segment. The Company's billing services system is a combination of hardware and software that performs, without human intervention, all the functions necessary for completing an operator assisted payphone call (i.e., collect, calling card and credit card calls) and a range of other payphone services and features. During the years ended December 31, 1999, 1998 and 1997, the Company reported a net loss from discontinued operations of $.7 million, a net income of $.01 million, and a net income of $.6 million, respectively. As a result of this action, the Company's revenues and operating expenses for the periods presented herein reflect only the equipment operations with the net results of the billing services operations reported on its statements of operations under the caption "Income (loss) from discontinued operations." Net revenues related to the discontinued billing services operations were $9.3 million, $25.8 million and $37.2 million for the years ended December 31, 1999, 1998 and 1997, respectively.

INTELLICALL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

          Assets of the billing services operations disposed of consisted of receivables of $.5 million, net of $1.8 million of allowance for doubtful accounts as of December 31, 1999 and $3.6 million, net of $3.2 million of allowance for doubtful accounts as of December 31, 1998.

          Liabilities of the billing services operations disposed of consisted of payables of $.01 million as of December 31, 1999 and $.9 million as of December 31, 1998.

          The Company believes there is no tax impact resulting from the discontinued operations as the Company has historically been in a net loss carryforward position, and has a valuation allowance reserved against its deferred tax assets.

NOTE 17 - ACQUISITIONS MADE BY ILD TELECOMMUNICATIONS

          On September 2, 1997 the Company announced that its majority owned subsidiary, ILD, purchased the operator services business and related assets from WorldCom. The assets acquired by ILD include the operator services and related long distance customer contracts, operator service centers in San Antonio, Texas, Las Vegas, Nevada and Boca Raton, Florida and switching facilities in Dallas, Texas and Los Angeles, California as well as WorldCom's billing and collection operations and inmate operator services businesses. ILD also entered into a long-term operator services agreement with WorldCom to handle the international and domestic operator services requirements of WorldCom. In addition, ILD entered into a network services contract with WorldCom.

          The acquisition was accounted for under the purchase method as prescribed by Accounting Principles Board No. 16 "Business Combinations". The results of operations of the acquired business are included in the consolidated financial statements from the date of acquisition through December 31, 1997. The purchase price was $21.4 million net of $1.2 million of liabilities assumed. ILD accomplished the acquisition of WorldCom's net assets through issuance of the following:

          (i)     $.6 million in cash;
          (ii) 111,960 shares of redeemable preferred stock at $100 per share;
          (iii)   34,403.67 shares of its common stock valued at $3.7 million;
                  and
          (iv) loan agreements with NationsBank in the amount of $6.2 million (including $.3 million of debt costs.

          Approximately $15.5 million was assigned to the excess of purchase price over the fair value of net assets of the business acquired. The asset is amortized using the straight-line method over 25 years. Also, $2.5 million was assigned to contracts acquired and are being amortized over 6 years.

INTELLICALL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

          The following unaudited proforma consolidated results of operations for the year ended December 31, 1997 is presented as if the WorldCom acquisition had been made at the beginning of the period presented. The unaudited proforma information is not necessarily indicative of either the results of operations that would have occurred had the purchase been made during the period presented or the expected future results of the combined operations. The Company's financial statements have not been consolidated with those of ILD's for the years ended December 31, 1999 or 1998, and therefore, have not been included in the following table.

                                                                  Year ended December 31,
                                                              (in thousands, except per share)
                                                                             1997
                                                                           --------
Net sales                                                                  $168,862
Net loss available to common shareholders                                   (11,027)
Basic and diluted net loss per common share                                   (1.19)

          On December 15, 1997 ILD also acquired all of the outstanding common stock of Interlink, a switched reseller of long distance services and provider of enhanced services including operator services, prepaid calling cards and prepaid local service. Interlink is located in Atlanta, Georgia and principally serves the southeastern United States.

          The acquisition was accounted for as a purchase whereby the excess purchase price over net assets acquired was recorded based upon the fair values of assets acquired and liabilities assumed. The results of operations of the acquired business were included in the consolidated financial statements from the date of acquisition through December 31, 1997. The purchase price was $11.4 million. ILD accomplished the acquisition of the Interlink common stock through issuance of the following consideration:

          (i)     $2.0 million in cash;
          (ii)    $2.7 million in the form of a promissory note;
          (iii)   $1.0 million in the form of a promissory note;
          (iv)    16,117 shares of ILD's common stock valued at $175 per share;
          (v) 6,667 shares of ILD's Series B-3 Redeemable Preferred Stock valued at $300 per share which is mandatorily redeemable; and
          (vi) $.9 million, payable $.5 million on June 1, 1998 and $.4 million on June 1, 1999, for a five year consulting agreement.

INTELLICALL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

          Approximately $10.6 million has been assigned to the excess of purchase price over the fair value of net assets of the business acquired. The asset is amortized using the straight-line method over 25 years. Also $2.0 million was assigned to the non-compete agreement and is being amortized over 5 years.

          On January 1, 1998 the Company sold its prepaid services operation to ILD in exchange for:

          (i)     $2.0 million in cash;
          (ii) forgiveness of the Company's promissory note in the original principal amount of $2 million which had previously been executed and delivered to ILD to purchase 18,348.62 shares of ILD common stock valued at $109 a share; and
          (iii) a $1.0 million promissory note due at the earlier of the date of ILD's public offering or December 31, 1998.

          The cash proceeds were used to further reduce the Company's indebtedness to Finova.The Company recorded a $.8 million gain on the sale of the prepaid services operation with the balance recorded as deferred gain on sale of assets to an unconsolidated investee. As of December 31, 1999, the Company had $.7 million of deferred gain.

INTELLICALL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 18 - LITIGATION AND CONTINGENCIES

The Company is subject to ordinary legal proceedings incidental to and arising in the normal course of its business. It is the opinion of the management of the Company that the ultimate disposition of these proceedings will not have a material adverse effect on the Company's financial position or results of operations.

          In April 1997, U.S. Long Distance, Inc. ("USLDI") filed a Second Amended Complaint against the Company, the ("Lawsuit"). The complaint sought actual damages of $4.0 million, exemplary damages, attorney's fees and interest for the Company's alleged tortious interference of USLDI's existing and prospective contractual relationships with PhoneTel Technologies, Inc. ("PhoneTel"). The Second Amended Complaint alleged the Company and its then subsidiary, Intellicall Operator Services, Inc., interfered with USLDI's existing contractual relationship with PhoneTel, another defendant, when PhoneTel executed an operator services agreement with the Company and its subsidiary. On July 24, 1998, the Company, Intellicall Operator Services and ILD settled the Lawsuit with USLDI through the collective payment of $225,000 (of which $112,500 was paid by the Company) and execution of a mutual release of all claims.

NOTE 19 - SUBSEQUENT EVENTS

          On January 4, 2000 the Company was notified by ILD of its intention to redeem Intellicall's interest in ILD's Series B preferred convertible stock. ILD is to redeem 5,000 shares for $100 per share plus accrued and unpaid dividends by April 11, 2000. As of March 31, 2000, ILD had remitted $.2 million to the Company, redeeming 1,487 shares of the Series B preferred convertible stock and becoming current on all accrued and unpaid dividends. Proceeds from the sale were used for general operating purposes.

         On January 18, 2000, Intellicall entered into a definitive agreement to acquire, through the exchange of common stock of Intellicall, Heads Up Technologies, Inc. ("Heads Up") of Carrollton, Texas. Heads Up designs, manufactures and markets interactive digital products for the aviation, mass transit and entertainment industries. Heads Up sells computerized products to nearly 1,250 customers in more than 10 countries. Pursuant to the merger agreement, Intellicall and Heads Up have agreed to an exchange ratio of approximately (1.3) shares of Intellicall common stock for each share of Heads Up common stock. This will result in the Heads Up shareholders being issued approximately 11.5 million shares of Intellicall common stock, resulting in such shareholders owning approximately 46.8 % of the issued and outstanding Intellicall common stock following such merger. The merger is subject to a number of conditions, including without limitation, approval by Intellicall's stockholders. The merger is scheduled to be completed in the second quarter of 2000. There can be no assurance that this merger will be consummated.

          On February 11, 2000 the Company signed a $.5 million revolving promissory note with Bank of America due February 11, 2001. Interest is payable monthly at the Prime Rate commencing on March 11, 2000 with the principal of the note guaranteed by Bill Hunt, Chairman of the Board of Intellicall. The Company may repay and re-borrow under the terms of the note at any time, up to a maximum aggregate outstanding balance

INTELLICALL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

equal to the principal amount of the note. Proceeds of the note will be used for working capital purposes. The current outstanding balance on the note is $.5 million.

          On April 11, 2000 the Company sold to Banca del Gottardo the Company's remaining ownership in ILD, exclusive of 6,239 shares of Series A preferred convertible stock the Company is required to hold pursuant to the ILD Organization Agreement. The Company's ownership in ILD includes approximately 58,772 shares of ILD Series A convertible stock, 725 shares of ILD Common stock and 11,111 shares of ILD Common stock obtainable upon conversion of the $1.0 million subordinated convertible note due from ILD to Intellicall, dated May 10, 1996. Pursuant to the sale to Banca del Gottardo, Intellicall informed ILD as of March 10, 2000 of it's election to convert the entire principal balance of the Note into 11,111 shares on ILD Common stock.

          The terms of the offer include the purchase of the ownership of ILD (70,608 combined shares of Series A and Common shares) for $220 per share or $15.5 million with the Company maintaining the option for 12 months to repurchase the shares at $250 per share. 100% of the purchase price will be paid in US Dollars at the completion of agreement documentation. This offer has been communicated to ILD and ILD shareholders in accordance with the ILD Shareholders' Agreement referencing ILD's and ILD shareholders' rights to match the offer and exercise certain co-sale rights.

NOTE 20 - SUMMARIZED FINANCIAL INFORMATION FOR UNCONSOLIDATED SUBSIDIARY

          As of December 31, 1999 and 1998, and for the years then ended, the Company accounted for its investment in ILD under the equity method. The Company's ownership percentage in ILD was 30% and 42% as of December 31, 1999 and 1998, respectively. As ILD's fiscal year end is September 30, the summarized financial information for ILD is presented as follows:


                                                        September 30,
                                                       1999       1998
                                                       ----       ----
Total assets                                          $90,855    $82,102
Total liabilities                                     $65,055    $63,081
Redeemable preferred stock                            $12,224    $12,224
Stockholder's equity                                  $13,576    $ 6,797

                                                   Years Ended September 30,
                                                       1999       1998
                                                       ----       ----
Net loss                                              $(3,181)   $(1,802)


INTELLICALL, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                INTELLICALL, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                                                     Additions
                                                Balance at
                                                Beginning   Charged to Costs  Charged to Other    Deductions-   Balance at End
              Description                       of Period     and Expenses   Accounts - Describe   Describe       of Period
----------------------------------------------------------- ---------------- -------------------  -----------  ---------------
                                                C>
Year Ended December 31, 1999:
          Allowance for doubtful
              accounts........................  $      442   $        233           $       --    $   (270)(a)   $       405
                                                ==========   ============           ==========    ========       ===========
          Allowance for doubtful accounts -
              notes receivable................  $       --   $        359           $       --    $     --       $       359
                                                ==========   ============           ==========    ========       ===========
          Reserve for inventory obsolescence..  $    2,030   $        310           $       --    $   (930)(c)   $     1,410
                                                ==========   ============           ==========    ========       ===========
Year Ended December 31, 1998:
          Allowance for doubtful
              accounts........................  $    1,574   $       876(b)         $       --    $ (2,008)(a)   $       442
                                                ==========   ============           ==========    ========       ===========
          Reserve for inventory obsolescence..  $    2,700   $       333            $       --    $ (1,003)(c)   $     2,030
                                                ==========   ============           ==========    ========       ===========
Year Ended December 31, 1997:
          Allowance for doubtful
              accounts........................  $    1,607   $     1,006            $       --    $ (1,039)(a)   $     1,574
                                                ==========   ============           ==========    ========       ===========
          Allowance for doubtful accounts -
              notes receivable................  $    1,762   $        --            $       --    $ (1,762)(a)   $        --
                                                ==========   ============           ==========    ========       ===========
          Reserve for inventory obsolescence..  $    3,026   $     4,382            $       --    $ (4,708)(c)   $     2,700
                                                ==========   ============           ==========    ========       ===========

(a) Write-off of uncollectible accounts.
(b) Includes $94,000 reserved from a related party receivable.
(c) Write-off/write-down of inventory.

ILD TELECOMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 1998 AND 1997

ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Report of Independent Accountants for the year ended September 30, 1998 and the nine-month period ended September 30, 1997..................................................S-2

Consolidated Financial Statements:

     Consolidated Balance Sheets as of September 30, 1998 and 1997............................S-3

     Consolidated Statements of Operations for the year ended September 30, 1998 and the nine-month period ended September 30, 1997.............................................S-4

     Consolidated Statements of Stockholders' Equity for the year ended September 30, 1998 and the nine-month period ended September 30, 1997.....................................S-5

     Consolidated Statements of Cash Flows for the year ended September 30, 1998 and the nine-month period ended September 30, 1997.............................................S-6

     Notes to Consolidated Financial Statements...............................................S-7

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of ILD Telecommunications, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of ILD Telecommunications, Inc. and its subsidiaries at September 30, 1998 and 1997, and the results of their operations and their cash flows for the year ended September 30, 1998 and the nine-month period ended September 30, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

June 25, 1999

ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE INFORMATION)
-------------------------------------------------------------------------------

                                                                                                     SEPTEMBER 30,
                                                                                            ----------------------------------
                                                                                                 1998              1997
                                                                                            ----------------  ----------------
ASSETS
Current assets:
    Cash and cash equivalents                                                                      $    744          $    358
    Restricted cash                                                                                   3,718                 -
    Accounts receivable, net of allowance for doubtful
      accounts of $3,198 and $828, respectively                                                      17,585             8,283
    Accounts receivable from related parties                                                          5,184             1,629
    Other current assets                                                                              3,717               599
                                                                                            ----------------  ----------------

      Total current assets                                                                           30,948            10,869

Property and equipment, net                                                                          10,768             5,603
Excess of cost over net assets acquired, net                                                         39,567            17,410
Other assets, net                                                                                       819               671
                                                                                            ----------------  ----------------

      Total assets                                                                                $  82,102         $  34,553
                                                                                            ================  ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Trade accounts payable and other accrued liabilities                                          $  11,155         $   1,320
    Accrued telecommunication costs (includes $2,749 and $818 payable to
      related parties in 1998 and 1997, respectively)                                                11,886             7,374
    Deferred revenue                                                                                  2,618               100
    Accrued salaries, wages and other employee expenses                                               1,053               686
    Accrued payables to related parties                                                               1,976               417
    Acquisition obligations                                                                           1,079                 -
    Current maturities of long-term obligations                                                       4,600             1,400
                                                                                            ----------------  ----------------

      Total current liabilities                                                                      34,367            11,297

Long-term obligations, less current maturities (includes $8,286 and $4,000
    face amount payable to related parties in 1998 and 1997, respectively)                           28,714             8,375

Commitments and contingencies

Series B-2 Redeemable Preferred Stock, $.01 par value; $100 stated value;
    150,000 shares authorized; 102,243 and 111,960 shares
    issued and outstanding, respectively                                                             10,224            11,196

Series B-3 Redeemable Preferred Stock, $.01 par value; $300 stated
    value; 10,000 shares authorized; 6,667 shares issued and outstanding in 1998                      2,000                 -

Stockholders' equity:
    Series A and B Convertible Preferred Stock, $.01 par value; 105,000 shares authorized; 103,461 and 105,000 shares issued and
      outstanding, respectively                                                                           1                 1
    Common Stock, $.01 par value; 300,000 shares authorized;
      72,828 and 54,887 shares issued and outstanding, respectively                                       1                 1
    Additional paid-in capital                                                                       10,724             7,810
    Stock subscription receivable from related party                                                      -            (2,000)
    Retained deficit                                                                                 (3,929)           (2,127)
                                                                                            ----------------  ----------------

      Total stockholders' equity                                                                      6,797             3,685
                                                                                            ----------------  ----------------

        Total liabilities and stockholders' equity                                                $  82,102         $  34,553
                                                                                            ================  ================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                                YEAR              NINE MONTHS
                                                                                ENDED                 ENDED
                                                                            SEPTEMBER 30,         SEPTEMBER 30,
                                                                                 1998                  1997
                                                                         -------------------  ---------------------
Telecommunications revenues                                                     $   117,700            $    30,349
Cost of revenues                                                                     89,812                 26,298
                                                                         -------------------  ---------------------

    Gross profit                                                                     27,888                  4,051

Operating expenses:
    Selling, general and administrative                                              13,430                  1,450
    Provision for doubtful accounts                                                   8,380                  1,312
    Depreciation and amortization                                                     3,793                    243
    Write-off of deferred offering costs                                              1,197                      -
                                                                         -------------------  ---------------------

      Total operating expenses                                                       26,800                  3,005
                                                                         -------------------  ---------------------

Income from operations                                                                1,088                  1,046

Other income (expense):
    Interest expense                                                                 (2,215)                  (463)
    Interest income                                                                     173                     76
                                                                         -------------------  ---------------------

      Total other expense                                                            (2,042)                  (387)
                                                                         -------------------  ---------------------

Income (loss) before provision for income taxes                                        (954)                   659

Provision (benefit) for income taxes:
    Current                                                                             136                    195
    Deferred                                                                           (358)                   (44)
                                                                         -------------------  ---------------------

      Total provision (benefit) for income taxes                                       (222)                   151
                                                                         -------------------  ---------------------

Net income (loss)                                                                      (732)                   508
Preferred dividend requirements                                                      (1,070)                  (113)
                                                                         -------------------  ---------------------

Net income (loss) applicable to common stockholders                              $   (1,802)            $      395
                                                                         ===================  =====================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS)
-------------------------------------------------------------------------------

                           SERIES A            SERIES B
                         CONVERTIBLE         CONVERTIBLE
                       PREFERRED STOCK     PREFERRED STOCK      COMMON STOCK      ADDITIONAL      STOCK
                     ------------------- -------------------- -------------------   PAID-IN    SUBSCRIPTION   RETAINED
                      SHARES    AMOUNT    SHARES    AMOUNT     SHARES    AMOUNT     CAPITAL     RECEIVABLE    DEFICIT    TOTAL
                     --------- --------- --------- ---------- --------- --------- ------------ -------------- --------- ---------
Balances at
  December 31, 1996       100    $    1         5     $    -         1    $    -    $   2,042     $        -  $ (2,522)   $ (479)

Issuance of common
  stock                     -         -         -          -        54         1        5,768              -         -     5,769

Preferred dividend
  requirements              -         -         -          -         -         -            -              -      (113)     (113)

Stock subscription
  receivable from
  related party             -         -         -          -         -         -            -         (2,000)        -    (2,000)

Net income                  -         -         -          -         -         -            -              -       508       508
                     --------- --------- --------- ---------- --------- --------- ------------ -------------- --------- ---------

Balances at
  September 30, 1997       100         1         5          -        55         1        7,810         (2,000)   (2,127)   3,685

Issuance of common
  stock                     -         -         -          -        16         -        2,914              -         -     2,914

Conversion of
  preferred stock          (2)        -         -          -         2         -            -              -         -         -

Preferred dividend
  requirements              -         -         -          -         -         -            -              -    (1,070)   (1,070)

Cancellation of
  stock subscription
  receivable                 -         -         -          -         -         -            -          2,000         -    2,000

Net loss                     -         -         -          -         -         -            -              -      (732)    (732)
                     --------- --------- --------- ---------- --------- --------- ------------ -------------- --------- ---------

Balances at
  September 30, 1998        98       $ 1         5     $    -        73    $    1    $  10,724     $        -  $ (3,929)  $6,797
                     ========= ========= ========= ========== ========= ========= ============ ============== ========= =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                                                            NINE MONTHS
                                                                                      YEAR ENDED               ENDED
                                                                                     SEPTEMBER 30,         SEPTEMBER 30,
                                                                                         1998                   1997
                                                                                  --------------------  ---------------------
Cash flows from operating activities:
    Net income (loss)                                                                     $      (732)           $       508
    Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities:
      Depreciation and amortization                                                             3,793                    243
      Provision for doubtful accounts                                                           8,380                  1,312
      Other                                                                                       127                      -
      Changes in operating assets and liabilities, net of effect of acquisitions:
        Increase in restricted cash                                                            (3,718)                     -
        Increase in accounts receivable                                                       (15,641)                (6,385)
        Increase in accounts receivable from related parties                                   (3,296)                (1,629)
        Increase in other current assets                                                       (2,647)                   (92)
        (Increase) decrease in other assets                                                      (375)                   139
        Increase (decrease) in trade accounts payable and other accrued
           liabilities                                                                          4,695                   (287)
        Increase in accrued telecommunication costs                                             4,142                  5,157
        Increase in accrued payables to related parties                                         1,559                    292
        Increase in deferred revenue                                                              553                    100
        Increase in accrued salaries, wages, and other
           employee expenses                                                                      367                    686
                                                                                  --------------------  ---------------------

           Net cash provided by (used in) operating activities                                 (2,793)                    44
                                                                                  --------------------  ---------------------

Cash flows from investing activities:
    Purchase of Interlink, net of cash                                                         (5,743)                     -
    Purchase of Intellicall Prepaid Operations                                                 (2,026)                     -
    Purchase of other prepaid operations                                                       (5,475)                     -
    Purchase of WorldCom Assets                                                                  (235)               (10,117)
    Purchases of property and equipment                                                        (5,970)                  (199)
    Sale of assets                                                                              2,750                      -
                                                                                  --------------------  ---------------------

           Net cash used in investing activities                                              (16,699)               (10,316)
                                                                                  --------------------  ---------------------

Cash flows from financing activities:
    Net proceeds from credit facility                                                          16,449                    564
    Proceeds from borrowing on long-term debt                                                   3,521                  5,000
    Repayments of borrowings on long-term debt                                                 (1,134)                     -
    Proceeds from sales-leaseback of equipment                                                  2,378                      -
    Payments on capital leases                                                                   (263)                     -
    Dividends paid                                                                             (1,073)                   (59)
    Proceeds from issuance of stock                                                                 -                  3,268
    Payments for debt issuance costs                                                                -                   (414)
                                                                                  --------------------  ---------------------

           Net cash provided by financing activities                                           19,878                  8,359
                                                                                  --------------------  ---------------------

Net increase (decrease) in cash and cash equivalents                                              386                 (1,913)
Cash and cash equivalents at beginning of period                                                  358                  2,271
                                                                                  --------------------  ---------------------

Cash and cash equivalents at end of period                                                $       744            $       358
                                                                                  ====================  =====================

            See Notes 3, 4, 5, 8 and 11 for supplementary disclosures

              The accompanying notes are an integral part of these
                       consolidated financial statements.

ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1.     DESCRIPTION OF BUSINESS AND ORGANIZATION

       ILD Telecommunications, Inc. ("ILD" or the "Company") is a nationwide facilities-based provider of prepaid phone services and telecommunications outsourcing services. The Company offers prepaid services through prepaid long distance calling cards and prepaid local phone service to individual consumers nationwide through vending and over-the-counter retail outlets and the Internet. ILD offers a broad range of outsourcing services including operator services, billing and collection services and traditional long distance services. The core of ILD's outsourced services is operator services consisting of operator assisted (auto and live) calls and long-distance services that are processed through its state-of-the-art call centers and switch-based network. Customers served are generally grouped in the following categories: hospitality, payphone, correctional, interexchange carriers ("IXCs"), Regional Bell Operating Companies ("RBOCs") and other long-distance providers.

       In January 1998, the Company acquired the prepaid service operations of Intellicall, Inc. ("Intellicall") (see Note 5). This acquisition expanded the Company's prepaid calling card distribution channels and increased the volume of minutes over ILD's network.

       In December 1997, the Company acquired all of the outstanding common stock of Interlink Telecommunications, Inc. ("Interlink") (see Note 4), a facilities-based reseller of long distance services and provider of enhanced services including prepaid calling cards, prepaid local service and operator services. Interlink provided the Company with the infrastructure for offering prepaid phone services.

       In September 1997, the Company acquired certain network assets and customer contracts (the "WorldCom Assets") from WorldCom, Inc. now known as MCI WorldCom, Inc. ("WorldCom") (see Note 3), making ILD one of the largest independent facilities-based telecommunications outsourced service providers in the United States. WorldCom is one of the largest single customers of ILD by virtue of its five-year agreement with ILD to process specific types of call traffic.

       The Company was formed in April 1996 and commenced operations on May 10, 1996 when Intellicall entered into an agreement with certain investor groups to create ILD. Intellicall transferred ownership in its wholly-owned subsidiary, Intellicall Operator Services, Inc. ("IOS") and the activities of the long distance resale division of Intellicall to the Company in exchange for $2,000,000 cash, a $1,000,000 convertible subordinated note, and preferred and common stock representing approximately 72.5% of the voting stock of the Company. The consideration was treated as a dividend to Intellicall and was reflected as a reduction of retained earnings. The other investor groups collectively purchased $2,000,000 of common stock, representing approximately 27.5% of the voting stock of the Company, and purchased $1,000,000 of the Company's subordinated convertible notes. At September 30, 1998, Intellicall holds stock representing 41.9% of the voting stock of the Company. The decrease in Intellicall's ownership in the Company is primarily related to issuance of the Company's stock in connection with acquisitions and the sale of a portion of the Company's stock held by Intellicall to third-party investors.

ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified for comparative purposes.

       FINANCIAL INSTRUMENTS

       The fair market value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company believes that the fair values of financial instruments at September 30, 1998 and 1997 approximate their recorded values. The fair values of cash and cash equivalents, restricted cash, accounts receivable, accounts receivable from affiliates, trade accounts payable and other accrued liabilities, accrued telecommunication costs, accrued salaries, wages and other employee expenses, and accrued payables to affiliates approximate cost because of the immediate or short-term maturity of these financial instruments. The fair value of long-term obligations, including current maturities, with no quoted market prices has been estimated based on the current rates offered to the Company for similar types of borrowing arrangements with comparable terms and maturities. The fair values of the Series B-2 and B-3 Redeemable Preferred Stock and the Series A and B Convertible Preferred Stock are estimated at the related carrying values as such stock is not traded in the open market and market prices are not readily available.

       BUSINESS AND CREDIT CONCENTRATIONS

       In the normal course of business, the Company extends unsecured credit to its customers. Management has provided an allowance for doubtful accounts to provide for amounts which may eventually become uncollectible and to provide for any disputed charges. Two customers accounted for approximately 13% and 11%, respectively, of total consolidated revenues for the year ended September 30, 1998 and one customer accounted for approximately 27% of total consolidated revenues for the nine months ended September 30, 1997.

       CASH AND CASH EQUIVALENTS

       Cash and cash equivalents include cash on hand and investments with purchased original maturities of three months or less. The Company has approximately $9,988,000 of cash and cash equivalents in excess of FDIC insured limits at September 30, 1998. The Company has not experienced any losses on its cash and cash equivalents.

       RESTRICTED CASH

       Restricted cash represents collections from local exchange carriers ("LECs") which are contractually owed to the Company's billing and collections customers but have not been remitted due to timing. A corresponding liability is recorded in the Company's balance sheet.

ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

       PROPERTY AND EQUIPMENT

       Property and equipment are stated at cost. Depreciation and amortization for financial statement purposes are provided by the straight-line method over the estimated useful lives of the depreciable assets. Maintenance and repairs are expensed as incurred while replacements and betterments are capitalized.

       EXCESS OF COST OVER NET ASSETS ACQUIRED

       Excess of cost over net assets acquired reflects the acquired cost of goodwill, customer contracts, other intangibles, and related items. These items are being amortized by the straight-line method over their estimated useful lives, ranging from 2 to 25 years. In accordance with the provisions of Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF ("FAS 121"), it is the Company's policy to review long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of as asset may not recoverable. In the event that total assets (including property and equipment) are found to be stated at amounts in excess of estimated future cash flows, the assets are adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets. The Company's policy with respect to intangible assets, including goodwill, is to compare the carrying value of such assets to the estimated fair market value of these assets. In cases where the carrying value exceeds the estimated fair market value, impairment charges are taken.

       Based on its most recent analysis, the Company believes no impairment of such assets existed at September 30, 1998.

       DEBT ISSUANCE COSTS

       The Company defers costs incurred directly in connection with the issuance of debt obligations and charges such costs to interest expense on a straight-line basis over the terms of the respective debt agreements.

       REVENUE RECOGNITION

       The Company recognizes revenue as services are performed based on end user usage, net of an estimate for uncollectible revenue. The Company sells its services to its customers primarily on a measured time basis.

       The Company recognizes revenue from its billing and collection services upon processing records that are to be billed and collected by the Company.

       The Company records deferred revenue on prepaid calling cards when the customer is invoiced or the cards are purchased by the end user. The Company recognizes the deferred revenue as revenue when the end user utilizes calling time or upon expiration of the card.

ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

       CUSTOMER COMMISSIONS

       The Company pays commissions based on call traffic to payphone owners and hospitality facilities (referred to by the Company as "customers", although such persons are not the end users of the Company's service) for call traffic originating at such customers' phones that is processed by the Company. Such commissions are included in cost of revenues in the period the traffic originates, and such payments are generally made within thirty days of the end of the processing month.

       ADVERTISING COSTS

       Advertising costs are expensed in the period incurred. Advertising expense for the year ended September 30, 1998 and the nine months ended September 30, 1997 was $287,000 and $33,000, respectively.

       ACCOUNTING FOR STOCK-BASED COMPENSATION

       In October 1995, Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("FAS 123"), was issued. This statement requires the fair value of stock options and other stock-based compensation issued to employees to either be included as compensation expense in the income statement, or the pro forma effect on net income and earnings per share of such compensation expense to be disclosed in the footnotes to the Company's financial statements commencing with the Company's 1996 fiscal year. The Company has adopted FAS 123 on a disclosure basis only. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"), and related interpretations.

       USE OF ESTIMATES

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

       INCOME TAXES

       In accordance with Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES ("FAS 109"), deferred income taxes are calculated utilizing an asset and liability approach whereby deferred taxes are provided for tax effects of basis differences for assets and liabilities arising from differing treatments for financial and income tax reporting purposes. Valuation allowances against deferred tax assets are provided where appropriate.

ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

       In June 1998, Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("FAS 133") was issued and is effective for fiscal years beginning after June 15, 2000. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company believes that adoption of the standard will not have a material impact on the Company's consolidated results of operations or financial position.

       In April 1998, Statement of Position 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES ("SOP 98-5"), was issued and is effective for fiscal years beginning after December 15, 1998. SOP 98-5 provides guidance on the financial reporting of start-up and organization costs and requires that these costs be expensed as incurred. The Company believes that the adoption of this standard will not have a material impact on the Company's consolidated results of operations or financial position.

       In March 1998, Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE ("SOP 98-1") was issued and is effective for fiscal years beginning after December 15, 1998. SOP 98-1 provides guidelines for companies to capitalize or expense costs incurred to develop or obtain internal use software. The company believes that the adoption of this standard will not have a material impact on the Company's consolidated results of operations or financial position.

       In June 1997, Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME ("FAS 130"), was issued and is effective for fiscal years beginning after December 15, 1997. FAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company believes that the adoption of this standard will not have a material effect on the Company's consolidated results of operations or financial position.

3.     ACQUISITION OF WORLDCOM ASSETS

       Effective September 1, 1997, the Company acquired certain network assets and customer contracts from WorldCom (the "WorldCom Assets"), headquartered in San Antonio, Texas, for a total consideration of $21,392,040. The assets acquired included all payphone, hospitality and corrections customer contracts, an operator services agreement with another service provider, associated billing and collection assets, leases on operator call center and office facilities, all intangibles including customer lists, trade secrets, etc., miscellaneous equipment incident to the operations, and two DEX switches integrated into the Company's network.

       The purchase price of $21,392,040 was paid (i) $9,696,020 in cash, (ii) 4,587 shares of the Company's Common Stock valued at $500,000, and (iii) 111,960 shares of the Company's Series B-2 Redeemable Preferred Stock valued at $11,196,020. The cash portion of the purchase price was funded by the $5,000,000 term loan facility from NationsBank, N.A. ("NationsBank"),

ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

       $1,221,000 from the NationsBank revolving credit facility (see Note
       8), $1,600,000 from the sale of the Company's Common Stock, and $1,875,020 from operating cash. The Company included $656,000 of transaction costs related to the acquisition in excess of cost over net assets acquired.

       The acquisition was accounted for as a purchase whereby the excess purchase price over the net assets acquired has been recorded based upon the fair market values of assets acquired and liabilities assumed. The Company's consolidated statements of operations include the results of the operations of the WorldCom Assets since September 1, 1997.

       Effective January 1, 1998, the Company sold the acquired assets located at inmate facilities for $2,750,000.

       Effective June 30, 1998, in accordance with the Worldcom Asset purchase agreement, the $21,392,040 purchase price was reduced by $1,050,000 to reflect a "true-up" for contracts purchased which were terminated by the customer prior to March 1, 1998 and customer commission adjustments for pre-acquisition issues. The purchase price consideration was adjusted by canceling 9,717 shares of the Series B-2 Redeemable Preferred Stock valued at $972,000 and a payment of $78,000 in cash.

       The approximate fair values of property and equipment acquired and current and long-term liabilities assumed at the date of acquisition were $5,500,000, $919,000 and $265,000, respectively.

       A summary of the WorldCom Assets excess of cost for financial reporting purposes over net assets acquired is as follows (in thousands):

                                                                       SEPTEMBER 30,
                                                            -------------------------------------
                                                                  1998                1997             LIFE
                                                            -----------------   -----------------  --------------
       Goodwill                                                    $  15,470           $  14,983        25 years
       Customer contracts                                              1,333               2,510         6 years
                                                            -----------------   -----------------
                                                                      16,803              17,493
       Accumulated amortization                                         (990)                (83)
                                                            -----------------   -----------------

                                                                   $  15,813           $  17,410
                                                            =================   =================

ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

       The following unaudited pro forma combined results of operations of the Company assume that the acquisition was completed on January 1, 1997. These pro forma amounts represent historical operating results of the WorldCom Assets combined with those of the Company with appropriate adjustments which give effect to interest expense, depreciation and amortization expense and preferred dividend requirements. These pro forma amounts are not necessarily indicative of consolidated operating results which would have been included in the operations of the Company during the periods presented, or which may result in the future, because these amounts do not reflect full transmission and switched service cost optimization, and the synergistic effect on operating, selling, general and administrative expenses nor do the amounts reflect any higher costs associated with unanticipated integration or other organizational activities the Company may be forced to undertake as a result of the acquisition (in thousands):

                                                                 NINE
                                                              MONTHS ENDED
                                                              SEPTEMBER 30,
                                                                   1997
                                                            ------------------
       Revenues                                                   $    82,225
       Net income                                                 $     1,382
       Net income applicable to common stockholders               $       635

4.     ACQUISITION OF INTERLINK TELECOMMUNICATIONS, INC.

       Effective December 15, 1997, the Company acquired all of the outstanding common stock of Interlink Telecommunications, Inc. ("Interlink"), a facilities-based reseller of long distance services and provider of enhanced services including prepaid debit cards, prepaid local service and operator services. Interlink is located in Atlanta, Georgia and principally serves the southeastern United States.

       The acquisition of Interlink common stock was accomplished by payment of the following consideration: (i) $2,000,000 in cash, (ii) $2,700,000 in the form of a promissory note payable due $1,800,000 on December 31, 1997 and $900,000 on March 31, 1998 bearing no interest, (iii) $1,000,000 in the form of a promissory note payable due $250,000 on a quarterly basis commencing September 30, 1998 with interest at 9% per annum also payable quarterly, (iv) 16,117 shares of the Company's Common Stock valued at $175 per share, (v) 6,667 shares of the Company's Series B-3 Redeemable Preferred Stock which has a stated value of $300 and (vi) a five year consulting agreement for $850,000 payable $425,000 on June 1, 1998 and $425,000 on June 1, 1999. The consulting agreement is being amortized on a straight-line basis over a period of five years. The Company included $371,000 of transaction costs related to the acquisition in excess of cost over net assets acquired.

       The acquisition was accounted for as a purchase whereby the purchase price over the net assets acquired has been recorded based upon the fair values of the assets acquired and liabilities assumed. The Company's consolidated statements of income include the results of operations of Interlink since December 15, 1997.

ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

       The approximate fair value of accounts receivable, property and equipment and other assets acquired and current and long-term liabilities assumed at the date of the acquisition were $540,000, $1,103,000, $44,000, $2,217,000 and $628,000, respectively.

       A summary of the Interlink excess of cost over net assets acquired for financial reporting purposes is as follows (in thousands):

                                                                                    SEPTEMBER 30,
                                                                                       1998              LIFE
                                                                                  ----------------  ----------------
        Goodwill                                                                        $  10,203          25 years
        Noncompete agreement                                                                2,000           5 years
        Other                                                                                 850           5 years
                                                                                  ----------------

                                                                                           13,053
        Accumulated amortization                                                             (791)
                                                                                  ----------------

                                                                                        $  12,262
                                                                                  ================

The following unaudited pro forma combined results of operations of the Company assume that the Interlink acquisition was completed on January 1, 1997. These pro forma amounts represent historical operating results of Interlink combined with those of the Company with appropriate adjustments to give effect to interest expense, depreciation and amortization expense and preferred dividend requirements. These pro forma amounts also include the results of operations of a business acquired from WorldCom, Inc. on September 1, 1997 (see Note 3), as if such business had been acquired on January 1, 1997. These pro forma amounts are not necessarily indicative of consolidated operating results which would have been included in the operations of the Company during the periods presented, or which may result in the future, because those amounts do not reflect full transmission and switched service cost optimization, and the synergistic effect on operating, selling, general and administrative expenses nor do the amounts reflect any higher costs associated with unanticipated integration or other organizational activities the Company may be forced to undertake as a result of the acquisitions (in thousands):

                                                                                                    NINE MONTHS
                                                                              YEAR ENDED               ENDED
                                                                             SEPTEMBER 30,         SEPTEMBER 30,
                                                                                 1998                  1997
                                                                          --------------------  --------------------
        Revenues                                                                  $   120,040           $    88,851
        Net income (loss)                                                         $      (756)          $       748
        Net loss applicable to common stockholders                                $    (1,851)          $       (89)

ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

5.     ACQUISITION OF INTELLICALL AND OTHER PREPAID OPERATIONS

       Effective January 1, 1998, the Company acquired the prepaid service operations of Intellicall, Inc. ("Intellicall Prepaid Operations") by payment of the following consideration: (i) $2,000,000 in cash, (ii) cancellation of a note in the original principal amount of $2,000,000 reflected as stock subscription receivable as of September 30, 1997, which amount was recorded upon the sale of 18,349 shares of Common Stock at $109 per share in September 1997, and (iii) $1,000,000 in the form of a promissory note due no later than December 31, 1998.

       The acquisition was accounted for as a purchase whereby the excess purchase price over the net assets acquired was recorded based upon the fair values of the assets acquired and liabilities assumed. The Company's consolidated statements of income include the results of operations of the Intellicall Prepaid Operations since January 1, 1998.

       The approximate fair value of accounts receivable, property and equipment and other assets acquired and current and long-term liabilities assumed at the date of the acquisition were $922,000, $110,000, $139,000, $938,000 and $300,000, respectively.

       A summary of the Intellicall Prepaid Operations excess of cost over net assets acquired for financial reporting purposes is as follows (in thousands):

                                                     SEPTEMBER 30,
                                                        1998              LIFE
                                                   ----------------  ----------------
        Goodwill                                          $  3,929          25 years
        Contracts                                            1,311           4 years
                                                   ----------------

                                                             5,240
        Accumulated amortization                              (237)
                                                   ----------------

                                                          $  5,003
                                                   ================

       The revenue and net income provided by this acquisition are not significant to the Company's operations.

       The Company acquired several other prepaid operations throughout the year at an aggregate purchase price of approximately $6,653,000. The purchase price includes 286 shares of the Company's common stock valued at $325, a contingent earn-out agreement that was settled by the payment of $425,000 and issuance of 500 shares of the Company's Common Stock valued at $325, and a $250,000 note payable in the form of a promissory note due January 1, 1999.

       The approximate fair value of accounts receivable, property and equipment and other assets acquired and current liabilities assumed at the date of acquisitions were $254,000, $969,000, $757,000, and $2,003,000, respectively.

ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

       The acquisitions were accounted for as a purchase whereby the purchase price over the net assets acquired has been recorded based upon the fair values of the assets acquired and liabilities assumed. This allocation was based on preliminary estimates and may be revised at a later date, although management of the Company does not expect such adjustments to be material in nature.

       A summary of the prepaid operations excess of cost over net assets acquired for financial reporting purposes is as follows (in thousands):

                                                             SEPTEMBER 30,
                                                                1998              LIFE
                                                           ----------------  ----------------
        Goodwill                                                  $  3,334       15-25 years
        Contracts                                                    2,803         2-4 years
        Other                                                          599         4-5 years
                                                           ----------------

                                                                     6,736
        Accumulated amortization                                      (247)
                                                           ----------------

                                                                  $  6,489
                                                           ================

       The revenue and net income provided by these acquisitions are not significant to the Company's operations.

6.     PROPERTY AND EQUIPMENT

       Property and equipment consist of the following (in thousands):

                                                                         SEPTEMBER 30,
                                                             ----------------------------------------
                                                                    1998                 1997              LIFE
                                                             -------------------  ------------------- ------------
        Switching and other network equipment                        $    3,838           $    2,017      5 years
        Computer equipment and software                                   2,277                2,172      5 years
        Prepaid calling card vending machines                             3,343                    -      5 years
        Furniture, fixtures and other equipment                           2,806                1,526      5 years
                                                             -------------------  -------------------

                                                                         12,264                5,715
        Accumulated depreciation and amortization                        (1,496)                (112)
                                                             -------------------  -------------------

                                                                     $   10,768           $    5,603
                                                             ===================  ===================

       Switching and other network equipment totaling $2,687,000 were acquired under capital leases in the year ended September 30, 1998. Accumulated amortization for switching and other network equipment under capital leases was $265,000 at September 30, 1998. The Company has the option to purchase this equipment upon expiration of the leases. Total depreciation and amortization expense related to property and equipment, including equipment under capital leases, charged to income for the year ended September 30, 1998 and the nine months ended September 30, 1997 was $1,446,000 and $110,000, respectively.

ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

7.     ACCRUED TELECOMMUNICATION COSTS

       Accrued telecommunication costs consist of the following (in thousands):

                                                                                             SEPTEMBER 30,
                                                                                        1998              1997
                                                                                   ----------------  ----------------
        Transmission                                                                      $  6,100          $  2,035
        Customer commissions payable                                                         2,955             3,380
        Other                                                                                2,831             1,959
                                                                                   ----------------  ----------------

                                                                                         $  11,886          $  7,374
                                                                                   ================  ================

8.     LONG-TERM OBLIGATIONS

       Long-term obligations consist of the following (in thousands):

                                                                                            SEPTEMBER 30,
                                                                                       1998             1997
                                                                                   --------------  ---------------
        Senior secured notes to investors due on May 2001
           with interest payable monthly at 13.5% per annum                             $  2,000         $  2,000

        Convertible subordinated notes to investors due on
           May 2001 with interest payable quarterly at 10% per annum                       2,000            2,000

        Senior secured term note payable to a bank                                         3,900            5,000

        Senior secured revolving credit facility payable to a bank                        17,013              564

        Subordinated promissory note to officer due on June 30, 1999
           with interest due quarterly at 9% per annum                                       750                -

        Subordinated convertible notes to shareholders with interest due
           quarterly at 15% per annum                                                      2,536                -

        Subordinated promissory note to affiliate due December 31, 1998                    1,000                -

        Capital lease obligations                                                          2,498                -

        Promissory note secured by equipment, payable in monthly
           installments due July 2003                                                        950                -

        Other                                                                                690              265
                                                                                   --------------  ---------------

                                                                                          33,337            9,829
        Less current maturities:
           Long term debt                                                                 (3,250)          (1,400)
           Capital lease obligations                                                        (660)               -
           Other                                                                            (690)               -
        Less unamortized debt discount                                                       (23)             (54)
                                                                                   --------------  ---------------

        Long-term portion                                                               $ 28,714         $  8,375
                                                                                   ==============  ===============

ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

       On August 29, 1997, the Company obtained a $5,000,000 senior secured term loan facility and a $20,000,000 senior secured revolving credit facility (subject to borrowing availability) from NationsBank to facilitate the acquisition of the WorldCom Assets and to provide working capital for operations and future acquisitions. At September 30, 1998, $3,900,000 of the senior secured term loan facility was outstanding and $17,013,000 of the $20,000,000 senior secured revolving credit facility was outstanding. Unused borrowing availability under the senior secured revolving credit facility was approximately $2,400,000 at September 30, 1998. The borrowings under these credit facilities are secured by principally all of the assets of the Company.

       The senior secured term loan facility bears interest at prime plus 2.5% (10.75% at September 30, 1998) per annum and is payable monthly. Principal payments are due in quarterly installments of $300,000 through December 31, 1999, and a final payment of $2,100,000 on March 31, 2000. The Company made its September 30, 1998 payment of $300,000 on October 1, 1998.

       The senior secured revolving credit facility has a maximum availability of $20,000,000, with borrowings based on 85% of eligible receivables minus certain reserves. This facility matures on March 31, 2000. Borrowings under this facility bear interest at a floating rate from the bank's prime rate to .5% above the bank's prime rate (8.75% at September 30, 1998) depending upon the ratio of senior funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). At the Company's option, the interest rate on additional advances may be fixed at a floating rate ranging from 2.25% to 2.75% above the London Interbank Offered Rate ("LIBOR"), subject to certain minimum amounts and duration of borrowings, which is also dependent upon the ratio of senior funded debt to EBITDA. LIBOR borrowings outstanding at September 30, 1998 were $12,000,000.

       The Company was required to pay a $300,000 closing fee for the credit facilities. On the closing date and each subsequent anniversary date, the Company is required to pay a $25,000 administration fee. Additionally, on a monthly basis, the Company is required to pay an unused line fee of one-quarter of one percent (0.25%) per annum of the difference between $20,000,000 and the average outstanding borrowings under the senior secured revolving credit facility.

       The credit facilities agreement contains covenants which, among other restrictions, (i) require the Company to satisfy certain financial ratios related to senior funded debt to EBITDA, minimum net worth and minimum fixed charge coverage; (ii) limit the Company's ability to incur indebtedness; (iii) limit investments and capital expenditures; (iv) limit operating leases; (v) limit mergers, consolidation or sale of assets; (vi) limit liens; (vii) require the Company to maintain minimum availability under the revolving credit facility of not less than $500,000; (viii) require the Company to maintain a positive net income in the 1997 fiscal year; and (ix) prohibit the payment of dividends without the prior written consent of the lender when dividends paid, together with interest paid on the convertible subordinated debt, exceed $1,500,000 in the aggregate in any fiscal year. Effective December 15, 1997, the credit facilities agreement was amended to increase the restriction on the payment of dividends and interest to $1,900,000.

       At September 30, 1998, the Company was not in compliance with the senior funded debt to EBITDA ratio and capital expenditure limitation requirements contained in the senior credit agreement. On June 15, 1999, the Company entered into an amendment with the bank whereby the

ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

       bank deleted all covenant requirements on the aforementioned date and reset the covenant requirements on a prospective basis after March 31, 1999. The Company expects to be in compliance with all future measurement dates. Under this amendment the Company was required to pay a one-time amendment fee to the bank of $50,000. Additionally, the bank amendment accelerated the maturity date of the credit facilities to March 31, 2000. On May 26, 1999, the Company entered into a commitment letter with a new senior secured lender that will refinance all existing bank and certain other outstanding indebtedness.

       In 1996, $2,000,000 of senior secured notes were issued with a Common Stock purchase warrant exercisable into 7,239 shares of stock at $0.01 per share. In 1997, these notes were subordinated to the senior secured term loan and senior secured revolving credit facility. Under the terms of the senior secured notes, the Company may not pay dividends without the prior written consent of the lenders, although dividends may be paid to the holders of the Series B Convertible Preferred Stock as long as the Company is not in default under the notes.

       The $2,000,000 of convertible subordinated notes are convertible into Common Stock at the rate of one share of Common Stock of the Company for each $90 of principal then due the holder.

       The $750,000 subordinated promissory note to an officer was issued as a portion of the consideration paid in the acquisition of Interlink. Principal payments are due in quarterly installments of $250,000, which commenced September 30, 1998.

       The $2,536,000 subordinated convertible notes to shareholders were issued to facilitate the acquisition of a prepaid operations company. The notes were converted at December 31, 1998 into Common Stock at the rate of one share of Common Stock of the Company for each $325 of principle plus accrued interest then due the holder, therefore these notes are not classified as current liabilities and are not included in the maturity schedule below.

       The $1,000,000 subordinated promissory note to a related party was issued as a portion of the consideration paid in the acquisition of the Intellicall Prepaid Operations.

       The aggregate maturities of long-term obligations over the next five years as adjusted for the June 1999 credit agreement amendment are (in thousands) $4,600, $20,076, $4,742, $829 and $554, respectively.

       Interest paid during the year ended September 30, 1998 and the nine months ended September 30, 1997 was $2,151,000 and $331,000, respectively.

9.     CAPITAL STOCK

       Each share of the Series A Convertible Preferred Stock has a stated value of $72.69 and entitles the holder to convert it into one share of Common Stock. Voting rights are the same as for common stockholders, no preferences exist except over Common Stock and holders are not entitled to receive dividends. In 1998, the holder of the Series A Convertible Preferred Stock converted 1,539 shares into 1,539 shares of the Company's Common Stock.

ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

       Each share of the Series B Convertible Preferred Stock has a stated value of $100 and entitles the holder to receive an annual cumulative dividend of $9, payable quarterly. The Company has the right to call the Series B Convertible Preferred Stock at its discretion and if not called within three years of issuance, the shares are convertible at the option of the holder into Common Stock at the rate of $90 per common share. The Series B Convertible Preferred Stock has a put provision providing the holder the right to force repurchase if the Company raises at least $5,000,000 through either a debt or equity public offering. Series B Convertible Preferred Stock is nonvoting, but has preference over Common Stock and Series A Convertible Preferred Stock with respect to liquidation and dividend rights.

       Each share of the Series B-2 Redeemable Preferred Stock has a stated value of $100 and entitles the holder to receive an annual cumulative dividend of $8.50, payable semiannually. The redemption amount of the Series B-2 Redeemable Preferred Stock is equivalent to the stated value plus any additional dividends accrued at the date of redemption. Subject to certain restrictions in loan agreements, each holder has the right, commencing on the fifth anniversary date after issuance, to require the Company to purchase the holder's shares at the stated value of $100 per share plus any additional dividends accrued at the date of redemption, making it mandatorily redeemable. The Company, at its discretion, has the right to purchase the holder's shares at the stated value of $100 per share for all shares not previously purchased. Series B-2 Redeemable Preferred Stock is nonvoting, but has preference over Common Stock and Series A Convertible Preferred Stock with respect to liquidation and dividend rights.

       Each share of the Series B-3 Redeemable Preferred Stock has a stated value of $300 and entitles the holder to receive an annual cumulative dividend of $6.00, payable quarterly. The redemption amount of the Series B-3 Redeemable Preferred Stock is equivalent to the stated value plus any additional dividends accrued at the date of the redemption. Subject to certain restrictions in loan agreements, each holder has the right, commencing on the fifth anniversary date after issuance, to require the Company to purchase the holder's shares at the stated value of $300 per share plus any additional dividends accrued at the date of redemption, making it mandatorily redeemable. The Company, at its discretion, has the right to purchase the holder's shares at the stated value of $300 per share for all shares not previously purchased. Series B-3 Redeemable Preferred Stock is nonvoting, but has preference over Common Stock and Series A Convertible Preferred Stock with respect to liquidation and dividend rights.

       In 1996, the Company issued the holders of the convertible subordinated notes a common stock purchase warrant exercisable into 7,239 shares of common stock at $.01 per share. The Company also issued a stockholder a common stock purchase warrant exercisable into 6,000 shares of Common Stock at $90 per share.

10.    STOCK OPTIONS

       The Company maintains an Incentive Stock Option ("ISO") Plan and a Nonincentive Stock Option ("NSO") Plan under which 66,900 options to purchase shares of Common Stock may be granted to directors, officers and employees. Options under the plans have a five-year term. Options granted in 1996 vested immediately. Options granted in 1997 vest ratably over a three-year period. Options granted in 1998 vest from immediately upon issuance to over a three-year period. The

ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

       exercise price of the options granted under the plans is not less than the market value of the stock on the dates the options were granted. Accordingly, no compensation expense is recognized by the Company with respect to such grants.

       Pro forma information regarding net income (loss) is required by FAS 123 and has been determined as if the Company had accounted for its directors, officers and employee stock options under the fair value method of that statement. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998 and 1997, respectively: no dividend yield; expected volatility of 21.72% and 43.8%; risk-free interest rates of 5.54% and 6.2%; and expected lives of five years.

       For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows (in thousands):

                                                       YEAR ENDED                       NINE MONTHS ENDED
                                                    SEPTEMBER 30, 1998                  SEPTEMBER 30, 1997
                                             ----------------------------------  ----------------------------------
                                               AS REPORTED        PRO FORMA        AS REPORTED        PRO FORMA
                                             ----------------  ----------------  ----------------  ----------------
        Net income (loss) applicable to
          common stockholders                    $    (1,802)      $    (2,909)        $     395         $     255
                                             ================  ================  ================  ================

       The effects of applying FAS 123 in this pro forma disclosure are not indicative of future amounts as FAS 123 does not consider additional awards anticipated in the future.

       A summary of options granted and outstanding under the plans is summarized below:

                                                         YEAR ENDED                      NINE MONTHS ENDED
                                                     SEPTEMBER 30, 1998                 SEPTEMBER 30, 1997
                                              ---------------------------------- ----------------------------------
                                                                   WEIGHTED                           WEIGHTED
                                                                    AVERAGE                            AVERAGE
                                                                   EXERCISE                           EXERCISE
                                                  OPTIONS            PRICE           OPTIONS            PRICE
                                              ----------------  ---------------- ----------------  ----------------
        Outstanding at beginning of period             35,400        $    53.84           21,675        $    24.20
          Granted                                      21,550            243.91           14,500             96.55
          Exercised                                         -                 -             (775)            24.20
          Forfeited                                      (300)           175.00                -                 -
                                              ----------------  ---------------- ----------------  ----------------

        Outstanding at end of period                   56,650        $   125.50           35,400        $    53.84
                                              ================                   ================

        Exercisable at end of period                   32,483        $    85.93           20,900        $    24.20
                                              ================                   ================

        Weighted average fair value
          of options granted during period                           $    76.58                         $    45.71

ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

       The following table summarizes information about options outstanding under the plans at September 30, 1998:

                                          OPTIONS OUTSTANDING
                           ---------------------------------------------------           OPTIONS EXERCISABLE
                                                WEIGHTED                        --------------------------------------
                                                 AVERAGE         WEIGHTED                               WEIGHTED
                                                REMAINING         AVERAGE                               AVERAGE
             RANGE OF          OPTIONS         CONTRACTUAL       EXERCISE           OPTIONS             EXERCISE
              PRICES         OUTSTANDING          LIFE             PRICE          EXERCISABLE            PRICE
        ------------------ ----------------  ---------------- ----------------  -----------------  -------------------
         $          24.20          20,900              2.63       $    24.20             20,900        $       24.20
         $ 90.00 - 109.00          14,500              3.81       $    96.55              4,833        $       96.55
         $         175.00          11,350              4.08       $   175.00              2,500        $      175.00
         $         325.00           9,900              4.75       $   325.00              4,250        $      325.00

11.    INCOME TAXES

       The components of the income tax provision (benefit) were (in thousands):

                                                                                    YEAR           NINE MONTHS
                                                                                   ENDED              ENDED
                                                                                SEPTEMBER 30,       SEPTEMBER 30,
                                                                                    1998               1997
                                                                              -----------------  -----------------
       Current provision:
            Federal                                                                   $    121           $    163
            State                                                                           15                 32
                                                                              -----------------  -----------------

                                                                                           136                195
                                                                              =================  =================

       Deferred (benefit):
            Federal                                                                       (338)               (39)
            State                                                                          (20)                (5)
                                                                              -----------------  -----------------

                                                                                          (358)               (44)
                                                                              -----------------  -----------------

       Provision (benefit) for income taxes                                           $   (222)          $    151
                                                                              =================  =================

ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

        The following is a reconciliation of the provision (benefit) for income taxes at the statutory federal income tax rate to the income taxes reflected in the consolidated statements of operations (in thousands):

                                                                                   YEAR            NINE MONTHS
                                                                                  ENDED               ENDED
                                                                                SEPTEMBER 30,      SEPTEMBER 30,
                                                                                   1998                1997
                                                                             -----------------   -----------------
        Income tax expense at the statutory rate (34%)                               $   (324)           $    224
        Valuation allowance                                                                 -                (133)
        Permanent differences                                                             106                  45
        State income taxes, net of federal income tax benefit                              (3)                  7
        Other                                                                              (1)                  8
                                                                             -----------------   -----------------

        Provision (benefit) for income taxes                                         $   (222)           $    151
                                                                             =================   =================

        The components of the net deferred tax asset were (in thousands):

                                                                                        SEPTEMBER 30,
                                                                                   1998                1997
                                                                             -----------------   -----------------
        Deferred tax assets:
          Bad debt reserves                                                          $    788             $    92
          Net operating loss carryforwards                                                252                   -
          Other reserves and accruals                                                     236                   9
          AMT credit carryforwards                                                        176                   -
                                                                             -----------------   -----------------

          Total gross deferred tax assets                                               1,452                 101

        Deferred tax liabilities:
          Depreciation and amortization                                                 1,000                  57
                                                                             -----------------   -----------------

            Total gross deferred tax liabilities                                        1,000                  57
                                                                             -----------------   -----------------

        Net deferred tax assets                                                      $    452             $    44
                                                                             =================   =================

        The Company files a consolidated tax return and has elected to report on a calendar year basis the results of its operations for federal and state income tax purposes.

ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

       At September 30, 1998 and September 30, 1997 the Company had net operating loss carryforwards of approximately $741,000 and $0, respectively, for federal income tax purposes of which approximately $485,000 represents net operating losses acquired as a result of the acquisition of a prepaid operations company. The net operating loss carryforwards begin to expire in 2010. Utilization of the net operating loss carryforwards may be limited by the separate return loss year rules and could be affected by ownership changes which have occurred or could occur in the future. In addition, the Company has a minimum tax credit carryforward of $176,000, of which approximately $39,000 represents credits acquired as a result of the acquisition of a prepaid operations company. This credit may be carried forward indefinitely.

       A valuation allowance has not been established, as management believes it is more likely than not that the net deferred tax asset will be realized.

       Income tax paid during the year ended September 30, 1998 and the nine months ended September 30, 1997 were $460,000 and $4,000, respectively.

12.    BENEFIT PLAN

       The Company adopted a 401(k) Retirement Plan (the "401(k) Plan") effective September 1, 1997. Employees may elect to reduce their compensation and contribute to the 401(k) Plan provided they have completed six consecutive months of employment and reached the age of twenty and one-half. Each employee may defer up to 15% of their salary not to exceed the limit allowable by law in any one year. The Company matches up to 100% of the first 3% of the employee's annual compensation contributed to the 401(k) Plan. Vesting is 25% per year of service and the employee is credited with a year of service if they have completed at least 1,000 hours of service. Employer contributions totaled $147,000 and $0 for the year ended September 30, 1998 and the nine months ended September 30, 1997, respectively. Distributions from the 401(k) Plan are not permitted before the age of 65 except in the event of death, disability, or termination of employment, except in the case of early retirement.

13.    LEASES

       The Company leases office space and certain equipment under operating leases. Future minimum rental commitments under noncancelable operating leases are (in thousands):

           YEARS ENDED
          SEPTEMBER 30,
        -------------------
          1999                                                      $  1,038
          2000                                                           987
          2001                                                           939
          2002                                                           937
          2003                                                           889
          Thereafter                                                     178
                                                              ---------------
                                                                    $  4,968
                                                              ===============

ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

       Total operating lease expense was $686,000 and $472,000 for the year ended September 30, 1998 and the nine months ended September 30, 1997, respectively.

14.    COMMITMENTS AND CONTINGENCIES

       The Company has been a co-defendant with its former parent, Intellicall, in a lawsuit brought by U.S. Long Distance, Inc. ("USLDI") against PhoneTel Technologies, Inc. ("PhoneTel"). The suit alleged tortious interference and civil conspiracy in connection with an Operator Service Subscriber Agreement between USLDI and PhoneTel. The suit was later amended seeking damages of $4.0 million, exemplary damages, attorney's fees and interest for the Company's alleged tortious interference of USLDI's existing and prospective contractual relationships with PhoneTel.

       To avoid the expense and disruption of protracted litigation, the Company, its former parent and the claimant reached an agreement to settle the lawsuit in July 1998. Without admitting guilt or negligence, the Company and its former parent paid USLDI $225,000 in full settlement of the lawsuit of which $112,500 was the Company's portion.

       The Company is included in various other claims and legal actions arising in the normal course of business. Management believes it is unlikely that the final outcome of any of the claims or proceedings to which the Company is a party would have a materially adverse effect on the Company's financial position, or results of operations or cash flows.

15.    RELATED PARTY TRANSACTIONS

       The Company had an agreement with Intellicall, Inc. until May 1997 whereby Intellicall would provide management and administrative services to the Company. The cost of such services was based on actual costs incurred by Intellicall. The types of services provided included, but were not limited to, such functions as consulting, legal, accounting, human resources, senior management support, billing and collection, and MIS support. Charges for consulting, accounting and human resources were paid monthly in the total amount of $52,000 for the nine months ended September 30, 1997. Legal services were billed based on the actual cost incurred by Intellicall. The Company believes that all fees paid for such services during the periods approximated those that would be paid under an arm's-length transaction. Prior to January 1, 1998, the Company purchased switched transmission services from Intellicall based on Intellicall's contract with a third party long distance provider. The amounts purchased for the nine-month period ended September 30, 1997 were approximately $3,300,000 and for the three months ended December 31, 1997, the amounts purchased were approximately $1,085,000. Effective January 1, 1998, the Company purchases such services directly from the long distance provider at comparable rates. At September 30, 1998, the Company owed Intellicall $492,000 primarily related to the acquisition of the Intellicall Prepaid Operations. At September 30, 1998, Intellicall owed ILD $743,000 mainly related to collections made on ILD's behalf.

ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

       WorldCom, a switched service wholesale provider to the Company, owns 4,587 shares of the Company's Common Stock and 102,243 shares of the Company's Series B-2 Redeemable Preferred Stock (see Note 3). The Company recorded revenue from WorldCom of approximately $5,772,000 and $711,000 for the year ended September 30, 1998 and the nine months ended September 30, 1997, respectively, for services provided by the Company. At September 30, 1998, the Company owed WorldCom approximately $2,749,000 for switched transmission services and $1,484,000 for collections made on WorldCom's behalf. WorldCom owed ILD approximately $4,441,000 for billing of nonrelated party customers and fees charged for billing and collection services.

16.    WRITE-OFF OF DEFERRED OFFERING COSTS

       On June 9, 1999, the Company withdrew its Registration Statement on Form S-1 for an initial offering ("IPO") of stock and recorded a one-time charge of $1,197,000 at September 30, 1998. This one-time charge included printing, legal and accounting costs incurred in the IPO.