Form 10-K/A
period 1999-12-31
INTELLICALL INC
filed 2000-05-01
CIK 818674

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                              Amendment No. 1 to
               Annual Report Pursuant to Section 13 or 15(d) of
                     The Securities Exchange Act of 1934

For the fiscal year ended                         Commission file number 1-10588
December 31, 1999

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
          (Title of Class)           (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:          None

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

           The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of April 26, 2000, computed by reference to the closing sales price of the registrant's Common Stock on the American Stock Exchange on such date, was approximately $13,080,894.

           Number of shares of the registrant's Common Stock outstanding as of April 26, 2000: 13,080,894.

                                EXPLANATORY NOTE

         This filing amends certain information on the cover page and certain other previously-filed information contained in Items 10,11,12 and 13. No other items have been amended.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning the directors and executive officers of Company as of April 27, 2000 is set forth below:


             Name                Age               Position with the Company                 Director Since
------------------------------- ------- ------------------------------------------------- ---------------------
William O. Hunt                 66      Chairman of the Board of Directors                1992
B. Michael Adler                53      Director                                          1984
Lewis E. Brazelton III          59      Director(1)                                       1992
Richard B. Curran               64      Director(3)                                       1992
Arthur Chavoya                  52      Director(4)                                       1997
John J. McDonald, Jr.           50      President, Chief Executive Officer and Director   1997
R. Phillip Boyd                 42      Chief Financial Officer and Secretary             N/A



--------------
(1) Chairman of Organization and Compensation Committee and member of Audit Committee of the Board of Directors.

(2) Member of Audit Committee and Organization and Compensation Committee of the Board of Directors.

(3) Chairman of the Audit Committee and member of Organization and Compensation Committee of the Board of Directors.

(4)      Member of Organization and Compensation Committee of the Board of
         Directors

         WILLIAM O. HUNT joined the Company in December 1992 as Chairman of the Board, Chief Executive Officer and President. In May 1998 Mr. Hunt resigned his position as Chief Executive Officer and President. From June 1986 to July 1992, he was Chairman of the Board and Chief Executive Officer of Alliance Telecommunications Corporation, a wireless telecommunications company. Mr. Hunt serves on the boards of Optel, Inc., American Homestar Corporation and Internet America, Inc.

         B. MICHAEL ADLER is a founder of the Company and was Vice Chairman of the Board of Directors of the Company from December 1992 until November 1993. Prior to that time he was Chairman of the Board of Directors from the Company's inception in November 1984. He served as Chief Executive Officer of the Company from November 1984 to January 1988. From November 1984 to April 1987, he was also President of the Company. For the last five years, Mr. Adler has been Chairman of the Board of The Payphone Company Limited, a Sri Lankan company, and Chief Executive Officer of WorldQuest Networks, L.L.C., a Delaware limited liability company.

         LEWIS E. BRAZELTON III is Senior Vice President of Dain Rauscher, Inc., an investment banking company, and has been for over five years.

         RICHARD B. CURRAN is a consultant and has been an investor in a number of privately held companies since 1989, in which he has served as a director or in senior management positions. Mr. Curran is also President and Executive Director of Folkers Foundation for Biomedical & Clinical Research.

         ARTHUR CHAVOYA is President of The Chavoya Group, Inc., a management consulting firm. From September 1996 to October 1997, Mr. Chavoya was President and Chief Executive Officer of Aegis Communications Group, Inc., a provider of inbound and outbound telemarketing services. Prior to September 1996, Mr. Chavoya spent ten years at Electronic Data Systems in a number of executive positions culminating in the presidency of EDS' Global Travel Services
Industry strategic business unit.

         JOHN J. MCDONALD, JR. was appointed President and Chief Executive Officer in May 1998. Prior to that time, he was Chief Operating Officer from July 1997 and Senior Vice President - Sales and Marketing from February 1997. From June 1994 to January 1997, Mr. McDonald was Senior Vice President of Intecom, Inc. ("Intecom"). Prior to his time at Intecom, he was Vice President, Business Communications, of Ericsson Business Communications.

         R. PHILLIP BOYD has been Chief Financial Officer and Secretary of the Company since October 1998. Prior to such time, Mr. Boyd was Vice President of Business Planning after joining the Company in November 1997 as Executive Director of Finance. From November 1989 to August 1997, Mr. Boyd served in various executive capacities with Kemper National Services, Inc. in Ft. Lauderdale, Florida. Mr. Boyd is a Certified Management Accountant and a CPA.

TERMS OF OFFICE

         The Company's officers are elected by the Board of Directors and serve at the discretion of the Board. Directors are elected annually by the shareholders to serve until the next annual meeting of shareholders and until their respective successors are duly elected and qualified.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. Officers, directors and 10% stockholders are required by regulations promulgated by the Securities and Exchange Commission to furnish the Company copies of all Section 16(a) reports they file.

         Based solely on a review of the copies of Forms 3, 4 and 5, and all amendments thereto, furnished to the Company, or written representations that no Forms 5 were required, the Company believes all Section 16(a) filing requirements applicable to its officers, directors and 10% beneficial owners were complied with during 1999.

ITEM 11.   EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Board of Directors has established two committees, the Organization and Compensation Committee and the Audit Committee. The Organization and Compensation Committee (the "Compensation Committee"), composed of Messrs. Berthel, Brazelton, Chavoya and Curran, met two times (in addition to actions undertaken by unanimous consent) during the fiscal year ended December 31, 1999. Effective December 9, 1999, this committee was composed of Messrs. Brazelton, Curran and Chavoya. This committee reviews and approves salaries and bonuses of executive officers and administers the Company's stock option and purchase plans. The Audit Committee, which was composed of Messrs. Berthel, Curran and Brazelton, met two times during the fiscal year ended December 31, 1999. Effective December 9, 1999, the Audit Committee consisted of Messrs. Curran, Brazelton and Chavoya. This committee recommends to the Board of Directors the appointment of independent auditors, reviews the plan and scope of audits, reviews the Company's significant accounting policies and internal controls, and has general responsibility for related matters. The Company does not have a standing nominating committee of the Board of Directors.

         The Board of Directors held nine meetings, either in person or by telephonic conference, during the fiscal year ended December 31, 1999. None of the Company's directors attended fewer than 75% of the meetings of (i) the Board of Directors and (ii) the committees on which they served, during their tenure in calendar year 1999.

ORGANIZATION AND COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The Company's executive compensation plans have been designed to attract, retain and reward high caliber executives who will formulate and execute the business plans of the Company in a manner that will provide the stockholders of the Company with a higher than average return on the Company's common stock while ensuring that the Company's compensation levels are fair and appropriate to both its executives and stockholders. With these goals in mind, the Company's compensation plans and policies have been designed to have total compensation linked significantly with the operating performance of the Company. Although the Compensation Committee recognizes that the improvement of operating performance of the Company and higher stock prices do not necessarily move in tandem over the short term, the Compensation Committee believes that the two criteria will correlate over the long term.

         The Compensation Committee does not expect to pay above-average base salaries to its executive officers, but does expect to utilize performance-oriented and equity-based compensation to reward positive performance and results. For the fiscal year 1999 the Company paid a bonus of $25,000 to Mr. Boyd.

         The Compensation Committee also supports the position that stock ownership by the Company's executive officers, encouraged by equity-based compensation plans, aligns the interests of the executive officers with the stockholders of the Company. By using equity-based compensation over a period of time, the executive officers of the Company should become larger holders of Company stock. This is intended to strengthen their identification with the stockholders of the Company and make increasing stockholder value an even more important focus for the Company's management group. In addition, the Compensation Committee believes that the use of equity-based compensation combined with a focus on the operating performance of the Company will create a balance of these two long-term objectives.

CEO COMPENSATION

         John J. McDonald, Jr. is the President and Chief Executive Officer of the Company. Mr. McDonald's compensation package was established by the Compensation Committee and the Board of Directors in May 1998. The Compensation Committee and the Board were advised by an independent compensation consulting firm. In accordance with Mr. McDonald's stated goal of building stockholder value and consistent with the Compensation Committee's compensation philosophy described above, a compensation package involving a lower base salary, participation in a performance-based bonus plan and a stock option grant was agreed upon.

         Mr. McDonald's base salary in 1998 was set at $285,000 and it was agreed that he would participate in a bonus plan. Based upon the advice of its independent compensation consultant, the Compensation Committee concluded that Mr. McDonald's proposed salary and bonus arrangements were reasonable and were well within the range of similar arrangements made by comparable companies.

         In 1998 Mr. McDonald was granted options to purchase 180,000 shares of the Company's common stock under the Company's 1991 Stock Option Plan. The options vest in accordance with the Company's standard vesting schedule under the 1991 Incentive Stock Option Plan. The Compensation Committee concluded that this stock option grant was justified given Mr. McDonald's qualifications and the Company's need to install a new chief executive who could build stockholder value.

SUMMARY COMPENSATION TABLE

         The following table sets forth information with respect to the compensation to (i) the Company's chief executive officer at December 31, 1999 and (ii) the other four most highly compensated executive officers of the Company during 1999, for services rendered during the fiscal years ended December 31, 1999, 1998 and 1997.


                                                        ANNUAL COMPENSATION (1)
----------------------------------------------------------------------------------------------------------------
                                                                                           Stock        All other
Name & Principal Position             Year     Salary ($)      Bonus ($)     Other        Options      Compensation (2)
-------------------------             ----     ----------      ---------     -----        -------      ----------------
                                                                                          (shares)
WILLIAM O. HUNT                       1999     $ 13,963        --            --           --           $  195
Chairman of the Board                 1998     $ 99,908        --            --           --           $1,499
of Directors, and Chief Executive     1997     $202,500        --            --           --           $1,012
Officer to May 1998


JOHN J. MCDONALD, JR.                 1999     $285,000        --            --           --           $2,137
President and Chief                   1998     $260,156        $71,250       --          $180,000      $2,500
Executive Officer from May
1998, Senior Vice
President - Sales
and Marketing

R. PHILLIP BOYD                       1999     $130,000        $25,000       --           --           $1,000
Chief  Financial   Officer  and
Secretary  from  October  1998,
Vice   President   of  Business
Planning

------------------

(1) The compensation described in the table does not include the cost to the Company of benefits furnished to certain officers, including premiums for life and health insurance, and other personal benefits provided to such individuals that are extended in connection with the conduct of the Company's business. No executive officer named above received other compensation in excess of the lesser of $50,000 or 10% of such officer's salary and bonus compensation.
(2) All Other Compensation consists of matching payments by the Company pursuant to its 401(k) Plan.

1999 OPTION GRANTS

         The following table sets forth the number, percent of total options granted to named employees, exercise price and duration of options granted to the named executive officers, and the hypothetical gain that would result from assumed annual rates of stock price appreciation over the term of the options.


                                                     Percent
                                                     of Total                                         Potential Realized
                                                     Options                                            Value at Assumed
                                                   Granted to                                           Annual Rates of
                                                    Employees         Exercise                            Appreciation
                                  Options         in Fiscal Year        Price        Expiration          For Option Term
           Name                 Granted (1)            1999            ($/sh)           Date             5%          10%
---------------------------    ---------------    --------------     ------------    ------------     -------------------
William O. Hunt                      --                --                --              --              --          --
John J. McDonald, Jr.                --                --                --              --              --          --
R. Phillip Boyd                      --                --                --              --              --          --

-------------------
(1) Options granted are exercisable generally for a period of ten years at the price of the Company's common stock on the date of grant. The options vest as follows: 50% on December 31 of the year of grant and 25% on December 31 of each following year.

1999 YEAR-END VALUE OF STOCK OPTIONS

         The following table sets forth information with respect to the named executive officers concerning the exercise of options during 1999 and unexercised options held as of December 31, 1999.


                              Shares                                                        Value of Unexercised
                           Acquired on     Value      Number of Unexercised Options         In-the-Money Options
          Name               Exercise     Realized        at December 31, 1999             at December 31, 1999(1)
-------------------------- ------------- ----------- -------------------------------- ----------------------------------
                                                      Exercisable    Unexercisable     Exercisable     Unexercisable
----------------------------------------------------- -----------    -------------     -----------     -------------
William O. Hunt                 --           --         670,000            --              $0                $0
John J. McDonald, Jr.           --           --         255,000          45,000            $0                $0
R. Phillip Boyd                 --           --          23,750           6,250            $0                $0

--------------------
(1) Market value of underlying securities at December 31, 1999 less the exercise price.

DIRECTOR COMPENSATION

         During 1998 each member of the Board of Directors who was not an officer or employee of the Company received an annual $13,500 director's retainer for serving on the board. Additionally each director was paid a fee of $675 for each directors' meeting he attended and a $675 fee for each committee meeting he attended other than committee meetings held on the same day as a directors' meeting. Directors were also reimbursed for expenses relating to attendance at meetings.

INDEMNIFICATION ARRANGEMENTS

         The Company's Bylaws provide for the indemnification of its executive officers and directors, and the advancement to them of expenses in connection with proceedings and claims, to the fullest extent permitted by the Delaware General Corporation Law. The Company has also entered into indemnification agreements with its executive officers and directors that contractually provide for indemnification and expense advancement and include related provisions meant to facilitate the indemnitees' receipt of such benefits.

STOCK OPTION PLANS

         Prior to 1991 the stock option plans described below were administered as separate plans. In 1991 the plans were restated in their entirety in a single document and are known as the "Intellicall, Inc. 1991 Stock Option Plan". Each separate plan was previously approved by the Company's stockholders.

         INCENTIVE STOCK OPTION PLAN. The Board of Directors of the Company adopted the Incentive Stock Option Plan for key employees of the Company and its subsidiaries. The Incentive Stock Option Plan has been approved by the stockholders of the Company. Up to 1,995,000 shares of common stock are authorized to be issued under the Incentive Stock Option Plan. The purpose of the Incentive Stock Option Plan is to provide a means whereby the Company may, through the grant of options, attract and retain persons of ability as employees. The Incentive Stock Option Plan is also intended to motivate such persons to exert their best efforts on behalf of the Company.

         The Incentive Stock Option Plan is administered by the Compensation Committee. Options for the purchase of common stock under the Incentive Stock Option Plan may be granted to key employees selected from time to time by the Compensation Committee. Only directors who are employees are eligible to receive options under the Incentive Stock Option Plan. The Compensation Committee determines the exercise price of such options at the time of grant. The exercise price of any options granted pursuant to the Incentive Stock Option Plan will be at least equal to the fair market value of the common stock on the date the options are granted. Each option has a term of up to 10 years and is exercisable only at such times as the Compensation Committee determines at the time of grant. The option period automatically terminates three months following the date the holder ceases to be an employee of the Company for any reason. No cash consideration is paid by the employee upon the grant of an option to him. To exercise the options, grantees must pay the exercise price in cash or common stock, or any combination of cash and common stock.

         Options granted under the Incentive Stock Option Plan may be "Incentive Stock Options" within the meaning of Section 422 of the Internal Revenue Code of 1986 (the "Code"), non-qualified options (options which do not meet the requirements of Section 422 of the Code), or both. The Incentive Stock Option Plan contains various provisions to ensure that Incentive Stock Options comply with Section 422.

         At April 26, 2000, the Company and its subsidiaries had approximately 67 employees who were eligible to participate in the Incentive Stock Option Plan. At present, such persons hold options granted under the Incentive Stock Option Plan to purchase an aggregate of 926,755 shares of common stock.

         NON-QUALIFIED STOCK OPTION PLAN. The Board of Directors of the Company adopted the Non-Qualified Stock Option Plan for officers, directors and key employees of the Company and its subsidiaries. The Non-Qualified Stock Option Plan has been approved by the stockholders of the Company. Up to 600,000 shares of common stock are authorized to be issued under the Non-Qualified Stock Option Plan. The purpose of the Non-Qualified Stock Option Plan is to provide a means whereby the Company may, through the grant of options, attract and retain persons of ability as officers, directors and employees. The Non-Qualified Stock Option Plan is also intended to motivate such persons to exert their best efforts on behalf of the Company.

         The Non-Qualified Stock Option Plan is administered by the Compensation Committee of the Board of Directors. Options for the purchase of common stock under the Non-Qualified Stock Option Plan may be granted to key individuals selected from time to time by the Compensation Committee. No director is eligible to receive options under the Non-Qualified Stock Option Plan while such director is a member of the Compensation Committee. Furthermore, only directors who are employees are eligible to receive options under the Non-Qualified Stock Option Plan. The exercise price for any options granted pursuant to the Non-Qualified Stock Option Plan is determined by the Compensation Committee on the date the options are granted and must be at least equal to 85% of the fair market value of the common stock on the date of grant. Each option has a term of up to 10 years and is exercisable only at such times as the Compensation Committee determines at the time of grant. The option period automatically terminates three months following the date the holder ceases to be an employee of the Company for any reason. No cash consideration is paid by the employee upon the grant of an option to him. To exercise the options, grantees must pay the exercise price in cash, common stock, a promissory note or any combination of the foregoing.

         At April 26, 2000 the Company and its subsidiaries had approximately 67 employees who were eligible to participate in the Non-Qualified Stock Option Plan. At present, William O. Hunt holds options granted under the Non-Qualified Stock Option Plan to purchase an aggregate of 430,000 shares of common stock, and B. Michael Adler holds options granted under the Non-Qualified Stock Option Plan to purchase an aggregate of 170,000 shares of common stock.

         DIRECTORS' STOCK OPTION PLAN. The Board of Directors of the Company adopted the Directors' Stock Option Plan for non-employee directors of the Company. Up to 350,000 shares are authorized to be issued under the Director's Stock Option Plan. The purpose of the Directors' Stock Option Plan is to provide a means whereby the Company may, through the grant of options, attract, motivate and retain qualified, non-employee directors.

         The Directors' Stock Option Plan is administered by the Compensation Committee of the Board of Directors. Options for the purchase of common stock under the Directors' Stock Option Plan are automatically granted to each non-employee director. In December 1992, the Board of Directors amended the Directors' Stock Option Plan to provide the automatic grant as follows:

         (i) each non-employee director as of February 1, 1993, who had not previously received Director Options was granted an option to purchase 20,000 shares of common stock on February 1, 1993, and was automatically entitled to receive a grant of an option to purchase 10,000 shares of common stock as of February 1, 1994; and

         (ii) each person who becomes a non-employee director subsequent to February 1, 1993 will receive an option to purchase 20,000 shares of common stock on the first business day of February after he becomes a director and an option to purchase 10,000 shares of common stock on the first business day of the next succeeding February.

         The exercise price for all options granted pursuant to the Directors' Stock Option Plan will be at least equal to the fair market value of the common stock on the date the options are granted. Each option has a term of up to ten years. The options granted vest in four equal installments. No cash consideration is paid by the grantee upon the grant of an option to him. To exercise the options, grantees must pay the exercise price in cash or common stock of the Company.

         At December 31, 1999, the Company and its subsidiaries had 6 directors who were eligible to participate in the Directors' Stock Option Plan. At present, such persons hold options granted under the Directors' Stock Option Plan to purchase an aggregate of 245,000 shares of common stock.

         EMPLOYEE STOCK PURCHASE PLAN. The Board of Directors of the Company adopted the 1995 Employee Stock Purchase Plan for employees of the Company and its subsidiaries. The stockholders of the Company approved the plan in 1996. Up to 300,000 shares of common stock are authorized to be issued under the Employee Stock Purchase Plan. The purpose of the Employee Stock Purchase Plan is to provide employees of the Company and its designated subsidiaries with an opportunity to purchase common stock of the Company at a discount through accumulated payroll deductions. The Employee Stock Purchase Plan is also intended to motivate such persons to exert their best efforts on behalf of the Company.

         The Employee Stock Purchase Plan is administered by the Compensation Committee of the Board of Directors. Participating employees are entitled to enroll during one or both of two six month offering periods during each calendar year. Eligible employees may elect to have payroll deductions made on each payday during each offering period in an amount not exceeding ten percent (10%) of the compensation which he or she receives on each such payday. At the end of each offering period the accumulated payroll deductions are utilized to purchase shares of common stock from the Company pursuant to the exercise of options granted at the beginning of each offering period. The purchase price for the shares purchased with the payroll deductions is equal to eighty-five percent (85%) of the fair market value of a share of common stock on the first trading day or the last trading day of each offering period, whichever is lower.

         At April 26, 2000, the Company and its subsidiaries had approximately 67 employees who are eligible to participate in the Employee Stock Purchase Plan, of which one (1) employee is actually participating in the Employee Stock Purchase Plan.

STOCK PERFORMANCE CHART

         The following chart compares the yearly percentage change in the cumulative total stockholder return on the Company's common stock during the five years ended December 31, 1999, with the cumulative total return of (i) Standard & Poors--500 Stock Index, (ii) the Standard & Poors Small Cap 600 Index and (iii) the Standard & Poors Telephone Manufacturers Index. The comparison assumes $100 was invested on December 31, 1994 in the Company's common stock and in each of the other indices and assumes reinvestment of dividends. The Company paid no dividends during the five year period.


         COMPARISON OF FIVE YEAR CUMULATIVE RETURN AMONG INTELLICALL,
                 S&P 500 INDEX, S&P SMALL CAP 600 INDEX, AND
                     S&P TELEPHONE MANUFACTURER'S INDEX.

                                                            S&P
 Measurement Period                         S&P         Small Cap 600   Telephone Manufacturer's
(Fiscal Year Covered)     Intellicall     500 Index        Index           Composite Index
---------------------     -----------     ---------        -----           ---------------
Measurement Pt-12/31/94     $100           $100             $100              $100

FYE 12/31/95                $100           $138             $130              $151

FYE 12/31/96                $157           $169             $158              $152

FYE 12/31/97                $137           $226             $198              $212

FYE 12/31/98                $ 58           $290             $195              $312

FYE 12/31/99                $ 30           $351             $220              $330


** Assumes $100 invested on December 31, 1994 in Intellicall Common Stock, the S&P 500 Index, the S&P Smallcap 600, and the S&P Telephone Index

*   Total return assumes re-investment of dividends

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT

         The following table sets forth, as of March 17, 2000, the number and percentage of outstanding shares of common stock beneficially owned by (i) each of the executive officers named in the Summary Compensation Table on page 30,
(ii) each person known by the Company to be the beneficial owner of more than 5% of the Company's common stock, (iii) each director and each person nominated to be elected a director of the Company, and (iv) all officers and directors as a group.


                                                    Shares of
         Name and Address                           Common Stock                      Percentage
         of Beneficial Owner(1)                     Beneficially Owned(2)              of Class
         ----------------------                     ---------------------              --------
         William O. Hunt (3)                                962,000                       7.0%
         2155 Chenault, Suite 450
         Carrollton, Texas 75006

         Banca Del Gottardo(4)                            4,165,948                      29.5%
         viale S. Franscini 8
         6901 Lugano
         Switzerland

         B. Michael Adler (5)                               659,313                       5.0%
         2155 Chenault, Suite 450
         Carrollton, Texas 75006

         Neuberger & Berman, LLC(6)
         605 Third Avenue                                   769,430                       5.9%
         New York, New York 10158

         Lewis E. Brazelton III(7)                          116,373                        *

         Arthur Chavoya (8)                                  30,000                        *

         Richard B. Curran(9)                               103,600                        *

         John J. McDonald, Jr.(10)                          263,800                       2.0%

         R. Phillip Boyd (11)                                27,250                        *

         All officers and directors as a
         group (7 persons)(12)                            2,162,336                      15.1%

-------------------------
* less than one percent

(1) The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws, where applicable, and the information contained in the footnotes to the table.

(2) Includes shares issuable upon the conversion of subordinated debt or shares issuable upon exercise of options or warrants that have vested or will vest within 60 days.

(3) Includes 175,825 shares as to which Mr. Hunt has shared voting and investment power and 670,000 shares of common stock issuable upon exercise of options.

(4) Includes 3,990,663 shares of common stock issuable upon conversion of subordinated debt and exercise of a warrant.

(5) Includes (i) 37,000 shares held in the name of Adler Computer Systems, Inc., a company wholly owned by Mr. Adler and (ii) 182,500 shares of common stock issuable upon exercise of options.

(6) Includes shares of common stock held in numerous accounts of clients of Neuberger & Berman, LLC over which Neuberger & Berman, LLC has shared dispositive power. Also includes 234,000 shares of common stock held by principals of Neuberger & Berman, LLC in their personal securities account over which Neuberger & Berman, LLC disclaims beneficial ownership.

(7) Includes 5,091 shares owned by Mr. Brazelton's wife, as to which Mr. Brazelton disclaims beneficial ownership, and 30,000 shares of common stock issuable upon exercise of options.

(8) Includes 30,000 shares of common stock issuable upon exercise of options.

(9) Includes 53,600 shares held by Mr. Curran's wife and a trust of which Mr. Curran's wife is a beneficiary, as to which Mr. Curran disclaims beneficial ownership, and 30,000 shares of common stock issuable upon exercise of options.

(10) Includes 255,000 shares of common stock issuable upon exercise of options.

(11) Includes 23,750 shares of common stock issuable on exercise of options.

(12) Includes 1,221,250 shares of common stock issuable upon exercise of options.

CHANGE IN CONTROL ARRANGEMENTS.

        Pursuant to the Company's 1991 Stock Option Plan, in the event of an impending merger, liquidation, sale of all or substantially all of the Company's assets, or if at any time, two-thirds of the Company's directors are not "Continuing Directors" as defined in the Plan, 100% of the options granted pursuant to the Incentive, Non-Qualified and Directors' Stock Option Plans automatically become immediately and fully exercisable.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As of December 31, 1999, The Payphone Company, Ltd. ("Payphone") owed the Company $269,887 for trade receivables. In December 1998, management of the Company completed the establishment of a full reserve for such amount. B. Michael Adler is a director of Payphone and of the Company. Mr. Adler and other members of Mr. Adler's family own the majority of Payphone's stock.

         On February 15, 1994 the Company issued a $1 million, 10% convertible subordinated note to T.J. Berthel Investments, L.P., an affiliate of Thomas J. Berthel, a director of the Company. An amended and restated note was issued on August 9, 1994. On April 9, 1999 the Company paid the entire principal amount due, including accrued interest of $18,858.

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

                        ++21.1       Subsidiaries of the Company.
                        ++23.1       Consent of Independent Accountants.
                        ++27.1       Financial Data Schedule.

++            Previously filed.
(a) Incorporated by Reference from the Company's Form S-1 filed August 28, 1987, file no. 33-15723.
(b) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.
(c) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
(d) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.
(e) Incorporated by reference from the Company's Current Report on Form 8-K (Date of Earliest Event Reported - December 28, 1995).
(f) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
(g) Incorporated by reference from the Company's Current Report on Form 8-K (Date of Earliest Event Reported - November 22, 1996).
(h) Incorporated by reference from the Company's Current Report on Form 8-K (Date of Earliest Event Reported - January 27, 1999).

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

April 27, 2000                      INTELLICALL, INC.

                                    /s/         John J. McDonald, Jr.
                                    ------------------------------------------
                                    By:      John J. McDonald, Jr.
                                             President and
                                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on April 27, 2000.


                  Name                                   Office
                  ----                                   ------


/s/ John J. McDonald, Jr.
-------------------------------
John J. McDonald, Jr.                    President and Chief Executive Officer
(Principal Executive Officer)

/s/ R. Phillip Boyd
-------------------------------
R. Phillip Boyd                          Vice President of Finance, Chief
(Principal Financial                     Financial Officer and Secretary
and Accounting Officer)

/s/ William O. Hunt
-------------------------------
William O. Hunt                          Chairman of the Board

-------------------------------
B. Michael Adler                         Director

/s/ Lewis E. Brazelton III
-------------------------------
Lewis E. Brazelton III                   Director


-------------------------------
Arthur Chavoya                           Director

/s/ Richard B. Curran
-------------------------------
Richard B. Curran                        Director

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