Form 10-Q
period 2000-03-31
INTELLICALL INC
filed 2000-05-16
CIK 818674

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2000

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


         Yes   X                                      No
             -----                                       ----

Indicate the number of shares outstanding of each of the issuer's classes of on stock, as of the latest practicable date.
                                                            Outstanding at
            Class                                           April 14, 2000
------------------------------                              ---------------
  Common Stock $.01 par value                                 13,080,894

--------------------------------------------------------------------------------

INDEX

INTELLICALL, INC.

Part I.  Financial Information

     Item 1.  Financial Statements

                  Balance Sheets at March 31, 2000 (Unaudited) and December 31, 1999............1

                  Statements of Operations for each of the three month periods ended March 31, 2000 and 1999 (Unaudited)....................................3

                  Statements of Cash Flows for each of the three month periods ended March 31, 2000 and 1999 (Unaudited) ....................................4

                  Notes to Financial Statements (Unaudited) ....................................5


     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.................................10


Part II.          Other Information

     Item 1.      Legal Proceedings ............................................................17

     Item 6.      Exhibits and Reports on Form 8-K..............................................17


     Signatures   ..............................................................................18

INTELLICALL, INC.
UNAUDITED BALANCE SHEETS


ASSETS
(in thousands)

                                                                                          March 31,      December 31,
                                                                                            2000              1999
                                                                                            ----              ----


Current assets
     Cash and cash equivalents ........................................                  $   582           $   694
     Receivables, net of allowance for doubtful accounts
          of $820 and $764.............................................                    1,488             1,455
     Inventories, net..................................................                    2,701             3,088
     Receivables from related party, net ..............................                    1,137             1,258
     Deferred tax asset................................................                    1,500             1,500
     Other current assets..............................................                      215               157
                                                                                         -------           -------
        Total current assets...........................................                    7,623             8,152
Fixed assets, net......................................................                      861               980
Investment in unconsolidated subsidiary................................                    1,739             1,835
Other assets, net......................................................                      586               637
Assets of discontinued operations......................................                      482               513
                                                                                         -------           -------
     Total Assets......................................................                  $11,291           $12,117
                                                                                         =======           =======








See notes to financial statements.

INTELLICALL, INC.
UNAUDITED BALANCE SHEETS (Continued)


LIABILITIES AND STOCKHOLDERS' EQUITY
(in thousands, except share information)

                                                                                     March 31,            December 31,
                                                                                        2000                   1999
                                                                                        ----                   ----

Current liabilities
     Accounts payable..........................................                   $    1,398              $   1,798
     Advance payment received on sale of  assets...............                        1,000                     --
     Accrued liabilities.......................................                          782                    610
     Current portion of long-term debt ........................                        3,130                  2,630
                                                                                  ----------              ---------
     Total current liabilities.................................                        6,310                  5,038
Long-term debt ................................................                        6,621                  6,557
Deferred gain on sale of assets................................                          730                    730
Other liabilities..............................................                           50                     50
Liabilities of discontinued operations.........................                           78                     80
                                                                                  ----------              ---------
      Total liabilities........................................                       13,789                 12,455
                                                                                  ----------              ---------
Commitments and contingent liabilities.........................                           --                     --
Stockholders' equity (deficit)
     Common stock, $.01 par value; 20,000,000 shares
          Authorized; 13,080,894 and 13,080,175 shares issued,
          Respectively.........................................                          131                    131
     Additional paid-in capital................................                       61,486                 61,486
     Less common stock in treasury, at cost;
          24,908 shares........................................                         (258)                  (258)
     Accumulated deficit.......................................                      (63,857)               (61,697)
                                                                                     -------              ---------
          Total stockholders' deficit..........................                       (2,498)                  (338)
                                                                                  ----------              ---------
                                                                                  $   11,291              $  12,117
                                                                                  ==========              =========



See notes to financial statements.

INTELLICALL, INC.
UNAUDITED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)



                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                     2000                    1999
                                                                                     ----                    ----

Equipment sales..................................................                $    929                  $  4,831
Cost of sales and revenues.......................................                   1,052                     4,269
                                                                                 --------                  ---------
Gross profit (loss)..............................................                   (123)                       562

Selling, general and administrative expenses.....................                   1,468                     1,805
Provision for doubtful accounts..................................                      19                      (246)
Research and development expenses................................                     328                       224
                                                                                 --------                  ---------
Operating loss from continuing operations........................                  (1,938)                   (1,221)
Gain on sale of stock............................................                     111                        --
Other income.....................................................                      26                         9
Interest income..................................................                      27                        61
Interest expense.................................................                    (335)                     (469)
Equity in the loss of unconsolidated subsidiary..................                     (51)                     (358)
                                                                                 --------                  --------
Loss from continuing operations..................................                  (2,160)                   (1,978)
Loss from discontinued operations................................                      --                      (251)
                                                                                 --------                  ---------
Net loss available to common shareholders........................                $ (2,160)                 $ (2,229)
                                                                                 ========                  =========
Basic and diluted net loss per share from continuing operations                  $  (0.17)                 $  (0.16)
                                                                                 ========                  =========
Basic and diluted net loss per share from discontinued
operations.......................................................                $     --                  $  (0.02)
                                                                                 ========                  ========
Basic and diluted net loss per share.............................                $  (0.17)                 $  (0.18)
                                                                                 ========                  ========
Weighted average number of basic and diluted
     shares outstanding..........................................                  13,056                    12,029
                                                                                 ========                  ========



See notes to financial statements.

INTELLICALL, INC.
UNAUDITED STATEMENTS OF CASH FLOWS (in thousands)

                                                                                               Three Months Ended
                                                                                                     March 31,


                                                                                             2000               1999
                                                                                             ----               ----


Cash flows from continuing operating activities:
     Net loss from continuing operations........................                        $  (2,160)            $  (1,978)
     Adjustments to reconcile net loss from continuing operations to net
        Cash provided by operating activities:
        Gain on sale of stock...................................                             (111)                   --
        Depreciation and amortization...........................                              234                   407
        Provision for doubtful accounts.........................                               19                  (246)
        Provision for inventory losses..........................                               95                  (103)
        Equity in loss of unconsolidated subsidiary.............                               51                   358
        Changes in operating assets and liabilities:
            Receivables.........................................                              (54)                3,271
            Inventories.........................................                              292                   731
            Receivables from related party, net.................                               70                    60
            Other current assets................................                              (58)                   73
            Notes receivable....................................                               --                    92
            Accounts payable ...................................                             (401)                  877
            Accrued liabilities.................................                              172                    25
            Other...............................................                               10                   (18)
                                                                                        ---------              --------
                Net cash (used in) provided by continuing operating activities             (1,841)                3,549

Cash flows from investing activities:
     Capital expenditures.......................................                               --                   (25)
     Capitalized software.......................................                               --                  (316)
     Cash received on sale of stock.............................                              200                    --
                                                                                        ---------              --------
                 Net cash provided by (used in) investing activities                          200                  (341)

Cash flows from financing activities:
     Borrowings on notes payable................................                              500                    --
     Advance payment received on sale of stock..................                            1,000                    --
     Net repayments on line of credit...........................                               --                (2,811)
                                                                                        ---------              --------
                Net cash provided by (used in) financing activities                         1,500                (2,811)

Net cash flows from discontinued operations.....................                               29                  (388)
                                                                                        ---------              --------
Net (decrease) increase  in cash and cash equivalents...........                             (112)                    9

Cash and cash equivalents at beginning of period................                              694                    16
                                                                                        ---------              --------
Cash and cash equivalents at end of period......................                        $     582              $     25
                                                                                        =========              ========


Supplemental cash flow information:
  Interest paid.................................................                        $      20              $    120
                                                                                        =========              ========
Supplemental non cash flow information:
  Conversion of debt to equity..................................                        $      --              $    510
                                                                                        =========              ========



See notes to financial statements.

INTELLICALL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS



NOTE 1 - BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited financial statements, in the opinion of the Company's management, contain all material, normal and recurring adjustments necessary to present accurately the financial condition of the Company and the results of its operations for the periods indicated. The results of operations for the interim periods reported are not necessarily indicative of the results to be experienced for the entire year.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Significant accounting policies followed by the Company were disclosed in the notes to the Company's Annual Report on Form 10-K. The year-end balance sheet data included within was derived from the audited financial statements, but does not include all of the disclosures required by generally accepted accounting principles.

         Business: Intellicall, Inc. ("Intellicall" or the "Company") designs, engineers, manufactures and sells pay telephones and retrofit kits, parts and intelligent network platforms in the United States and internationally.

          Creation of ILD Telecommunications, Inc.("ILD"): On May 10, 1996, the Company entered into an agreement with certain investor groups to create ILD, a new long-distance re-sale and operator services company. At that time the Company transferred ownership in its wholly owned subsidiary, Intellicall Operator Services, Inc. ("IOS"), to ILD.

          As of March 31, 2000 and December 31, 1999, the Company's ownership percentage in ILD was 30.0%.

          On January 4, 2000 the Company was notified by ILD of its intention to redeem Intellicall's interest in ILD's Series B preferred convertible stock. ILD is to redeem 5,000 shares for $100 per share plus accrued and unpaid dividends. As of March 31, 2000, ILD had remitted $.2 million to the Company, redeeming 1,487 shares of the Series B preferred convertible stock and becoming current on all accrued and unpaid dividends. As a result of the transaction, the Company recorded a $.1 million gain on the sale of the stock to ILD. Proceeds from the sale were used for general operating purposes.

          On April 11, 2000 the Company sold to Banca del Gottardo the Company's remaining ownership in ILD, exclusive of 6,239 shares of Series A preferred convertible stock the Company is required to hold pursuant to the ILD Organization Agreement (See Note 8).

          Software Development Costs: Effective January 1, 2000 and as a result of the impairment charge on capitalized software costs recorded by the Company on December 31, 1999, the Company decided to expense as incurred all future costs related to the development of software products for payphone equipment.

          The amounts of software development costs capitalized for the quarters ended March 31, 2000 and 1999 was zero and $.3 million. The Company recorded zero and $.2 million of software amortization expense for the quarters ended March 31, 2000 and 1999. $.1 million of software development costs were expensed as incurred during the three months ended March 31, 2000.

INTELLICALL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS



          Reclassifications: Certain prior year amounts have been reclassified to conform with the current year presentation.


NOTE 2 - SUMMARIZED INCOME STATEMENT INFORMATION FOR UNCONSOLIDATED
         SUBSIDIARY

The Company accounts for its investment in ILD under the equity method of accounting. Summarized income statement information for ILD is presented below (in thousands):




                                                                                              Three Months Ended March 31,
                                                                                                 2000           1999
                                                                                                 ----           ----

Revenues     ..................................................................                $28,604         $25,953
Gross profit   ................................................................                  9,204           7,516
Income from operations.........................................................                  1,078            (157)
Net Loss available to common shareholders......................................                $  (165)        $  (840)


NOTE 3 - INVENTORIES

The components of inventories are (in thousands):

                                                                                            March 31,        December 31,
                                                                                                2000              1999
                                                                                                ----              ----

Raw materials  ................................................................               $ 3,335           $ 3,362
Work in process................................................................                   122               133
Finished goods ................................................................                   802             1,003
                                                                                              -------           -------
                                                                                                4,259             4,498
Less reserves for obsolescence.................................................                (1,558)           (1,410)
                                                                                              -------           -------
Net inventory                                                                                 $ 2,701           $ 3,088
                                                                                              =======           =======

INTELLICALL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS



NOTE 4 - FIXED ASSETS


The components of fixed assets are (in thousands):                                           March 31,            December 31,
                                                                                               2000                  1999
                                                                                               ----                  ----

Office equipment..............................................................               $3,404                $3,404
Tooling and other equipment...................................................                5,001                 5,001
                                                                                             ------                 -----
                                                                                              8,405                 8,405
Less accumulated depreciation.................................................               (7,544)               (7,425)
                                                                                             ------                ------
                                                                                             $  861                $  980
                                                                                             ======                ======


NOTE 5 - LONG-TERM DEBT

          The Company's debt consisted of the following (in thousands):


                                                                                            March 31,                December 31,
                                                                                              2000                      1999
                                                                                              ----                     ----

         8% Convertible subordinated notes, due 2000                                          2,630                  2,630
         8% Convertible subordinated notes, due 2001                                          5,000                  5,000
         7% Convertible subordinated notes, due 2004                                          2,000                  2,000
         Prime rate promissory  note, due 2001                                                  500                    --
                                                                                           --------                --------
                                                                                             10,130                  9,630

         Less:  Unamortized debt discount                                                      (379)                  (443)
                                                                                           --------                -------
                                                                                              9,751                  9,187
                                                                                           --------                -------

         Less:  Current portion of long-term debt                                            (3,130)                (2,630)
                                                                                           --------                -------
              Total long-term debt                                                         $  6,621                $ 6,557
                                                                                           --------                -------


              On February 11, 2000 the Company signed a $.5 million revolving promissory note with Bank of America due February 11, 2001. Interest is payable monthly at Prime commencing on March 11, 2000 with the principal of the note guaranteed by Bill Hunt, Chairman of the Board of Intellicall. The Company may repay and re-borrow under the terms of the note at any time, up to a maximum aggregate outstanding balance equal to the principal amount of the note. Proceeds of the note were used for working capital purposes. As of March 31, 2000, the outstanding balance on the note is $.5 million. On May 1, 2000 the Company paid off the $.5 million note.

INTELLICALL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS



         On April 27, 2000 the Company received the remaining proceeds from the sale of its ownership in ILD (See Note 9). A portion of the proceeds were used to retire the remaining $2.6 million 8.0% convertible subordinated notes due December 31, 2000 and $4.8 million of the 8.0% convertible subordinated notes due November 22, 2001, both due to Banca del Gottardo. Additionally, on May 1, 2000 the Company paid off the $.5 million note due to Bank of America.

The total remaining debt outstanding at May 15, 2000 is $2.2 million and is comprised of $.2 million 8% convertible subordinated notes due November 22, 2001 and $2 million 7% convertible subordinated notes due June 11, 2004.


NOTE 6 - DISCONTINUED OPERATIONS

          On September 22, 1999 the Company elected to discontinue its billing services operations effective October 21, 1999. The billing services segment of the Company's business was determined to be unprofitable after taking into account the administrative and support costs for the segment. The Company's billing services system is a combination of hardware and software that performs, without human intervention, all the functions necessary for completing an operator assisted payphone call (i.e., collect, calling card and credit card calls) and a range of other payphone services and features. During the quarters ended March 31, 2000 and 1999, the Company reported a loss from discontinued operations of zero and $.25 million. As a result of this action, the Company's revenues and operating expenses for the periods presented herein reflect only the equipment operations with the net results of the billing services operations reported on its statements of operations under the caption "Income (loss) from discontinued operations." Net revenues related to the discontinued billing services operations were zero and $3.2 million for the quarters ended March 31, 2000 and 1999.


NOTE 7 - BUSINESS COMBINATION

         On January 18, 2000, Intellicall entered into a definitive agreement to acquire, through the exchange of common stock of Intellicall, Heads Up Technologies, Inc. ("Heads Up") of Carrollton, Texas. Heads Up designs, manufactures and markets interactive digital products for the aviation, mass transit and entertainment industries. Heads Up sells computerized products to nearly 1,250 customers in more than 10 countries. Pursuant to the merger agreement, Intellicall and Heads Up have agreed to an exchange ratio of approximately (1.3) shares of Intellicall common stock for each share of Heads Up common stock. This will result in the Heads Up shareholders being issued approximately 11.5 million shares of Intellicall common stock, resulting in such shareholders owning approximately 46.8 % of the issued and outstanding Intellicall common stock following such merger. The merger is subject to a number of conditions, including without limitation, approval by Intellicall's stockholders. The merger is scheduled to be completed in the third quarter of 2000. There can be no assurance, however, that this merger will be consummated.

INTELLICALL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS



NOTE 8 - SUBSEQUENT EVENTS

          On April 11, 2000 the Company sold to Banca del Gottardo the Company's remaining ownership in ILD, exclusive of 6,239 shares of Series A preferred convertible stock the Company is required to hold pursuant to the ILD Organization Agreement. The Company's ownership in ILD includes approximately 58,772 shares of ILD Series A convertible stock, 725 shares of ILD Common stock and 11,111 shares of ILD Common stock obtainable upon conversion of the $1.0 million subordinated convertible note (the "Note") due from ILD to Intellicall, dated May 10, 1996. Pursuant to the sale to Banca del Gottardo, Intellicall, as of March 10, 2000, elected to convert the entire principal balance of the Note into 11,111 shares of ILD Common stock.

          The terms of the offer include the purchase of the ownership of ILD (70,608 combined shares of Series A and Common shares) for $220 per share or $15.5 million, with the Company maintaining the option for 12 months to repurchase the shares at $250 per share.

          The Company received $1.0 million on March 13, 2000 from Banca del Gottardo as an advance payment toward the ILD stock sale. On April 27, 2000, the Company received the remaining proceeds from Banca del Gottardo.

          Proceeds of the stock sale have been used to pay off all of the $2.6 million, 8% convertible subordinated noted due December 31, 2000, $4.8 million of the $5.0 million, 8% convertible subordinated noted due November 22, 2001, and the $.5 million revolving promissory note due February 11, 2001 (See Note
5). The remainder of the proceeds will be used for working capital purposes.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The accompanying unaudited financial statements, in the opinion of the Company's management, contain all material, normal and recurring adjustments necessary to present accurately the financial condition of the Company and the results of its operations for the periods presented. The results of operations for the periods reported are not necessarily indicative of the results to be experienced for the entire year.

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements of the Company, the Notes thereto and information included elsewhere in this report. References in the following discussion to annual periods refer to the Company's years ended December 31, 1999.


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

         The Company has historically suffered from low gross margins on equipment sales. Although provisions for inventory losses, bad debt and warranty reserves have resulted in negative gross margins until 1998, the Company's variable gross margins on phone and network equipment products introduced since 1996 have improved. Notwithstanding such improvement, increased equipment sales volume is required in future periods to cover a variety of costs. Such costs include but may not be limited to fixed manufacturing overhead expenses and selling, general and administrative expenses associated with the production and sale of the Company's products. There is no guarantee that the required increase in sales will generate sufficient gross profit to finance the portion of working capital growth not financed externally.

International Economic Conditions. As a provider of payphone and network switching equipment into developing countries, the Company is subject to economic and political instability that may affect its ability to sell its products into these markets and/or collect on accounts for products sold in these markets.

Year 2000 Discussion

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

         To date the Company has not encountered any material Y2K issues with respect to the Companies products currently produced, supported or widely deployed, IT Systems used by the Company in its manufacturing, accounting, administration and human resources departments, or other key third-party vendors concerning other equipment and systems utilized by the Company. Despite the fact the Year 2000 has commenced and no material problems have been experienced to date, the Company cannot assure that the risks posed by Year 2000 issues will not materially adversely affect its business in the future, either as a result of unanticipated difficulties related to the Company's systems or to third parties.



Changes in Presentation

         On September 22, 1999 the Company elected to discontinue its billing services operations effective October 21, 1999 (See Note 6 to the unaudited Financial Statements). The billing services segment of the Company's business was determined to be unprofitable after taking into account the administrative and support costs for that segment. The Company's billing services system is a combination of hardware and software that performs, without human intervention, all the functions necessary for completing an operator assisted payphone call (i.e., collect, calling card and credit card calls) and a range of other payphone services and features. As a result of this action, the Company's revenues and operating expenses for the periods presented herein reflect only the equipment operations with the net results of the billing services operations reported in its statements of operations under the caption "Income (loss) from discontinued operations". Prior periods have been presented under the revised format.

Recent Developments

         On January 4, 2000 the Company was notified by ILD Telecommunications, Inc. ("ILD") of its intention to redeem Intellicall's interest in ILD's Series B preferred convertible stock. ILD is to redeem 5,000 shares for $100 per share plus accrued and unpaid dividends. As of March 31, 2000, ILD had remitted $.2 million to the Company, redeeming 1,487 shares of the Series B preferred convertible stock and became current on all accrued and unpaid dividends. Proceeds from the sale were used for general operating purposes (See Note 1 to the unaudited Financial Statements).

         On January 18, 2000, Intellicall entered into a definitive agreement to acquire, through the exchange of common stock of Intellicall, Heads Up Technologies, Inc. ("Heads Up") of Carrollton, Texas. Heads Up designs, manufactures and markets interactive digital products for the aviation, mass transit and entertainment industries (See Note 7 to the unaudited Financial Statements).

         On April 11, 2000 the Company sold to Banca del Gottardo the Company's remaining ownership in ILD, exclusive of 6,239 shares of Series A preferred convertible stock the Company is required to hold pursuant to the ILD organization agreement. The Company received $1.0 million on March 13, 2000 from Banca del Gottardo as an advance payment toward the stock sale. The Company's ownership in ILD includes approximately 58,772 shares of ILD Series A preferred convertible stock, 725 shares of ILD common stock and 11,111 shares of ILD common stock obtainable upon conversion of the $1.0 million subordinated convertible note due from ILD to Intellicall, dated May 10, 1996. Pursuant to the sale to Banca del Gottardo, Intellicall, as of March 10, 2000, elected to convert the entire principal balance of the Note into 11,111 shares of ILD common stock.

          The terms of the ILD stock sale include the purchase of the Company's ownership in ILD (70,608 combined shares of Series A and Common shares) for $220 per share or $15.5 million with the Company maintaining the option for 12 months to repurchase the shares at $250 per share.

         On April 27, 2000 the Company received the remaining proceeds from the sale of its ownership in ILD. A portion of the proceeds were used to retire the remaining $2.6 million 8.0% convertible subordinated notes due December 31, 2000 and $4.8 million of the 8.0% convertible subordinated notes due November 22, 2001, both due to Banca del Gottardo. Additionally, On May 1, 2000 the Company retired the $.5 million note due to Bank of America. The remaining proceeds will be used for general operating purposes and to fund expansion into new markets subsequent to the acquisition of Heads Up (See Note 7 to the unaudited Financial Statements).

Results of Operations

Equipment Sales. Equipment sales for the quarter ended March 31, 2000 were $.9 million compared to $4.8 million for the same period last year. The $3.9 million decrease is partially due to a reduction of shipments into the Canadian market and an overall reduction in demand for payphones and their related parts.

Gross Profit (Loss). Gross loss for the quarter ended March 31, 2000 was $.1 million compared to a gross profit of $.6 million for the same period last year. The $.7 million decline in gross profit is primarily due to the down turn in the Independent Payphone Provider ("IPP") market, which led to a significant reduction in production. Fixed costs associated with excess capacity in the McAllen manufacturing facility resulted in an increase in cost of goods sold relative to sales, thereby reducing gross profit for the period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for the quarter ended March 31, 2000 were $1.5 million compared to $1.8 million for the same period last year. The $.3 million decline is primarily due to cost cutting measures undertaken by the Company, including a reduction in personnel in the corporate and administrative areas of the Company. Similarly, the Company experienced a general reduction in other costs as management focused on decreasing the Company's cost to meet current operating requirements, including outsourcing Human Resources and certain MIS functions, as well as reducing travel and advertising expenses.

Provision for Doubtful Accounts. Provision for doubtful accounts expense for the quarter ended March 31, 2000 was $.02 compared to a gain of $.25 million for the same period last year. The $.27 million increase is primarily due to a reclassification provision for doubtful accounts expense of $.34 million during the first quarter of 1999 between the equipment segment and the billing services segment, which was discontinued on October 12, 1999 (See Note 6 to the unaudited Financial Statements). Exclusive of this reclassification, provision for doubtful accounts expense decreased $.07 million from the quarter ended March 31, 1999 due to an improvement in the quality of the Company's receivables and positive collection efforts on old and outstanding accounts, as well as an overall reduction in sales volume.

Research and Development Expenses. Research and development expenses expense for the quarter ended March 31, 2000 was $.3 million compared to $.2 million for the same period last year. The $.1 million increase is primarily due to the Company's decision to discontinue capitalizing software development, partially offset by a reduction of salaries due to a reduction in head count and other costs associated with research and development.

Gain on Sale of Assets. On January 4, 2000 the Company was notified by ILD of its intention to redeem Intellicall's interest in ILD's Series B preferred convertible stock. ILD is to redeem 5,000 shares for $100 per share plus accrued and unpaid dividends. As of March 31, 2000, ILD had remitted $.2 million to the Company, redeeming 1,487 shares of the Series B preferred convertible stock and becoming current on all accrued and unpaid dividends. As a result, the Company recorded a gain on the sale of the 1,487 shares of $.1 million. Proceeds from the sale were used for general operating purposes (See Note 1 to the unaudited Financial Statements).


Interest Income. Interest income for the quarter ended March 31, 2000 was $.3 million compared to $.6 million for the same period last year. The $.3 decrease is primarily resulting from New York City Telecom discontinuing the service of its note payable to the Company.

Interest Expense. Interest expense for the quarter ended March 31, 2000 was $.3 million, or $.1 less than the same period last year. The $.1 million decrease is primarily a result of lower interest rates in the Company's debt due to the retirement of the $1 million, 10% note payable to T.J. Berthel Investments, L.P. on April 9, 1999 and the retirement of the Company's obligations to Finova on January 28, 1999.

Equity in Loss of Unconsolidated Subsidiary. The Company reported a $.05 million loss on the equity investment in ILD for the quarter ended March 31, 2000 compared to $.4 million for the same period last year. This loss represents Intellicall's proportionate share, based on ownership, of ILD's net loss for the period.

Discontinued Operations. On September 22, 1999 the Company elected to discontinue its billing services operations effective October 21, 1999 (See Note 6 to the unaudited Financial Statements). The billing services segment of the Company's business was determined to be unprofitable after taking into account the administrative and support costs for the segment. The Company's billing services system is a combination of hardware and software that performs, without human intervention, all the functions necessary for completing an operator assisted payphone call (i.e., collect, calling card and credit card calls) and a range of other payphone services and features. As a result of this action the net results of the billing services operations are reported on the statements of operations under the caption "Income (loss) from discontinued operations." Net revenues related to the discontinued billing services operations were zero and $3.2 million for the quarters ended March 31, 2000 and 1999 Net loss related to the discontinued billing services operations was zero and $.3 million for the quarters ended March 31, 2000 and 1999.


Liquidity and Capital Resources

          The Company reported a net loss from continuing operations of $2.2 million during the quarter ended March 31, 2000. This loss included non-cash charges of $.4 million for depreciation and amortization, provisions for doubtful accounts, provisions for inventory losses and the equity in loss of an unconsolidated subsidiary, ILD. Adding depreciation and amortization of $.2 million and interest charges of $.3 million to the net loss results in a loss before interest, taxes, depreciation and amortization (EBITDA) of approximately $1.7 million. Net changes in operating assets and liabilities during the quarter ended March 31, 2000 provided a source of cash of $1.0 million. Inventories decreased $.3 million and accounts payable decreased $.4 as a result of reduced inventory purchases and improved inventory management.

          Cash flows from investing activities include receipts of $.2 million from ILD representing the redemption of 1,487 shares of ILD's Series B preferred convertible stock. (See Note 1 to the unaudited Financial Statements).

          Cash flows from financing activities include a $.5 million revolving promissory note with Bank of America (See Note 5 to the unaudited Financial Statements) and a $1.0 million prepayment from Banca del Gottardo toward the ILD stock sale (See Note 8 to the unaudited Financial Statements).

          On February 11, 2000 the Company signed a $.5 million revolving promissory note with Bank of America, N.A., due February 11, 2001. Interest is payable monthly at its prime rate commencing on March 11, 2000 with the principal of the note guaranteed by Bill Hunt, Chairman of the Board of Intellicall. The Company may repay and re-borrow under the terms of the note at any time, up to a maximum aggregate outstanding balance equal to the principal amount of the note. Proceeds of the note were used for working capital purposes. The outstanding balance on the note as of March 31, 2000 was $.5 million. On May 1, 2000 the Company paid off the $.5 million note (See Note 5 to the unaudited Financial Statements).

           On  April  11,  2000  the  Company  sold to Banca  del  Gottardo  the
Company's remaining ownership in ILD, exclusive of 6,239 shares of Series A preferred convertible stock the Company is required to hold pursuant to the ILD organization agreement. (See Note 8 to the unaudited Financial Statements).

           On April 27, 2000, the Company received the remaining proceeds from the sale of the ILD stock to Banca del Gottardo. A portion of the proceeds were used to retire the remaining $2.6 million 8.0% convertible subordinated notes due December 31, 2000 and $4.8 million of the 8.0% convertible subordinated notes due November 22, 2001, both due to Banca del Gottardo. Additionally, On May 1, 2000 the Company retired the $.5 million note due to Bank of America (See
Note 5 to the unaudited Financial Statements). The remaining proceeds will be used for general operating purposes and to fund expansion into new markets subsequent to the acquisition of Heads Up.

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

Part II.  Other Information


ITEM 1.  Legal Proceedings.

           None.


ITEM 6.  Exhibits and Reports on Form 8-K
         (a) The following exhibits are filed as a part of this Quarterly Report on Form 10-Q.

                  *10.1   Agreement and Plan of Merger and Amendments
                  *10.2   Stock Purchase Agreement

                  *       Filed herewith.

         (b)      Reports on Form 8-K:      None.

Signatures
         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          INTELLICALL, INC.



                                 /s/ John J. McDonald, Jr.
                                 --------------------------------------
                                          John J. McDonald, Jr.
                                          President and
                                          Chief Executive Officer


                                 /s/ R. Phillip Boyd
                                 --------------------------------------
                                          R. Phillip Boyd
                                          Vice President Finance
                                          and Chief Financial Officer


Date:   May 15, 2000