Form 10-Q
period 2000-06-30
INTELLICALL INC
filed 2000-08-14
CIK 818674

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


                  For the quarterly period ended June 30, 2000

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


         Yes   X                                                 No
             ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                             Outstanding at
     Class                                                   August 14, 2000
---------------------                                        ---------------
Common Stock $.01 par value                                    13,080,894
--------------------------------------------------------------------------------

INDEX

INTELLICALL, INC.

Part I.  Financial Information

 Item 1.      Financial Statements

              Balance Sheets at June 30, 2000 (Unaudited)
              and December 31, 1999.....           ........................   1

              Statements of Operations for each of the three month periods
              ended June 30, 2000 and 1999 (Unaudited).....................   3

              Statements of Operations for each of the six month periods
              ended June 30, 2000 and 1999 (Unaudited).....................   4

              Statements of Cash Flows for each of the six month periods
              ended June 30, 2000 and 1999 (Unaudited) ....................   5

              Notes to Financial Statements (Unaudited) ...................   6


 Item 2.      Management's Discussion and Analysis of
              Financial Condition and Results of Operations...............   15


Part II.      Other Information

 Item 1.      Legal Proceedings .............................................23

 Item 6.      Exhibits and Reports on Form 8-K............................   23


 Signatures   ............................................................   24

INTELLICALL, INC.
UNAUDITED BALANCE SHEETS


ASSETS
(in thousands)

                                                                                           June 30,      December 31,
                                                                                            2000              1999
                                                                                            ----              ----
Current assets
     Cash and cash equivalents ........................................                  $ 4,991             $ 694
     Receivables, net of allowance for doubtful accounts
          of $1,068 and $764...........................................                    1,105             1,455
     Inventories, net..................................................                    2,664             3,088
     Receivables from related party, net ..............................                      175             1,258
     Deferred tax asset................................................                       --             1,500
     Other current assets..............................................                      226               157
                                                                                           -----            ------
          Total current assets.........................................                    9,161             8,152
Fixed assets, net......................................................                      740               980
Investment in unconsolidated subsidiary................................                       --             1,835
Other assets, net......................................................                      706               637
Assets of discontinued operations......................................                      420               513
                                                                                         -------           -------
     Total Assets......................................................                  $11,027           $12,117
                                                                                         =======           =======








See notes to financial statements.

INTELLICALL, INC.
UNAUDITED BALANCE SHEETS (Continued)


LIABILITIES AND STOCKHOLDERS' EQUITY
(in thousands, except share information)

                                                                                      June 30,            December 31,
                                                                                        2000                   1999
                                                                                        ----                   ----
Current liabilities
     Accounts payable..........................................                      $ 1,094                $ 1,798
     Accrued liabilities.......................................                          437                    610
     Current portion of long-term debt ........................                           --                  2,630
     Deferred tax liability ...................................                        2,038                     --
                                                                                     -------                -------
     Total current liabilities.................................                        3,569                  5,038
Long-term debt ................................................                        1,880                  6,557

Deferred gain on sale of assets................................                           --                    730
Other liabilities..............................................                           50                     50
Liabilities of discontinued operations.........................                           78                     80
                                                                                     -------                -------
      Total liabilities........................................                        5,577                 12,455
                                                                                     -------                -------
Commitments and contingent liabilities.........................                           --                     --
Stockholders' equity (deficit)
     Common stock, $.01 par value; 20,000,000 shares
          Authorized; 13,080,894 and 13,080,175 shares issued,
          Respectively.........................................                          131                    131
     Additional paid-in capital................................                       61,603                 61,486
     Less common stock in treasury, at cost;
          24,908 shares........................................                         (258)                  (258)
     Accumulated deficit.......................................                      (56,026)               (61,697)
                                                                                    --------                -------
          Total stockholders' deficit..........................                        5,450                   (338)
                                                                                    --------                -------
                                                                                  $   11,027              $  12,117
                                                                                  ==========              =========



See notes to financial statements.

INTELLICALL, INC.
UNAUDITED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)




                                                                                        Three Months Ended
                                                                                             June 30,
                                                                                     2000                     1999
                                                                                     ----                     ----
Equipment sales..................................................                 $ 1,100                   $ 1,549
Cost of sales and revenues.......................................                   1,049                     1,653
                                                                                  -------                   -------
Gross profit (loss)..............................................                      51                     (104)

Selling, general and administrative expenses.....................                   1,452                     1,648
Provision for doubtful accounts..................................                     340                       331
Research and development expenses................................                     240                       274
                                                                                  -------                    ------
Operating loss from continuing operations........................                  (1,981)                   (2,357)
Gain on sale of stock............................................                  13,784                        --
Other income.....................................................                      31                       156
Interest income..................................................                      67                        59
Interest expense.................................................                    (374)                     (537)
Equity in the earnings (loss) of unconsolidated subsidiary.......                      --                      (263)
                                                                                  -------                    ------

Income (loss) from continuing operations before income taxes.....                  11,527                    (2,942)
Income tax expense...............................................                  (3,599)                       --
                                                                                  -------                    ------
Income (loss) from continuing operations                                            7,928                    (2,942)
Loss from discontinued operations................................                      --                      (117)
                                                                                   ------                    ------

Income (loss) before extraordinary items.........................                   7,928                    (3,059)
Extraordinary items - early extinguishment of debt,
net of $61 tax benefit...........................................                     (97)                       --
                                                                                   ------                   -------

Net income (loss) available to common shareholders ..............                 $ 7,831                   $(3,059)
                                                                                  =======                   =======

Basic net income (loss) per share from
continuing operations............................................                 $  0.61                   $ (0.24)
                                                                                  =======                   =======
Diluted net income (loss) per share from
continuing operations............................................                 $  0.56                   $ (0.24)
                                                                                  =======                   =======
Basic and diluted net loss per share from
discontinued operations..........................................                 $    --                   $ (0.01)
                                                                                  =======                   =======
Basic and diluted net loss per share from extraordinary items....                 $ (0.01)                  $    --
                                                                                  =======                   =======
Basic net income (loss) per share................................                 $  0.60                   $ (0.25)
                                                                                  =======                   =======
Diluted net income (loss) per share..............................                 $  0.55                   $ (0.25)
                                                                                  =======                   =======
Weighted average number of basic shares outstanding..............                  13,056                    12,049
                                                                                  =======                   =======
Weighted average number of diluted shares outstanding............                  14,386                    12,049
                                                                                  =======                   =======

See notes to financial statements.

INTELLICALL, INC.
UNAUDITED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                     2000                     1999
                                                                                     ----                     ----
Equipment sales..................................................                 $ 2,029                   $6,380
Cost of sales and revenues.......................................                   2,101                    5,922
                                                                                  -------                   ------
Gross profit (loss)..............................................                     (72)                     458

Selling, general and administrative expenses.....................                   2,920                    3,453
Provision for doubtful accounts..................................                     359                       85
Research and development expenses................................                     568                      498
                                                                                  -------                    -----
Operating loss from continuing operations........................                  (3,919)                  (3,578)
Gain on sale of stock............................................                  13,895                       --
Other income.....................................................                      57                      165
Interest income..................................................                      94                      120
Interest expense.................................................                    (709)                  (1,006)
Equity in the earnings (loss) of unconsolidated subsidiary.......                     (51)                    (621)
                                                                                  -------                   ------
Income (loss) from continuing operations before income taxes.....                   9,367                   (4,920)
Income tax expense...............................................                  (3,599)                      --
                                                                                  -------                   ------
Income (loss) from continuing operations                                            5,768                   (4,920)
Loss from discontinued operations................................                      --                     (368)
                                                                                  -------                   ------
Income (loss) before extraordinary items.........................                   5,768                   (5,288)
Extraordinary items - early extinguishment of debt,
Net of $61 tax benefit...........................................                     (97)                      --
                                                                                  -------                   ------

Net income (loss) available to common shareholders                                $ 5,671                   $(5,288)
                                                                                  =======                   =======

Basic net income (loss) per share from continuing
   operations....................................................                 $  0.44                   $ (0.41)
                                                                                  =======                   =======
Diluted net income (loss) per share from continuing
   operations....................................................                 $  0.41                   $ (0.41)
                                                                                  =======                   =======
Basic and diluted net loss per share from discontinued
   operations....................................................                 $    --                   $ (0.03)
                                                                                  =======                   =======
Basic and diluted net loss per share from extraordinary items....                 $ (0.01)                  $    --
                                                                                  =======                   =======
Basic net income (loss) per share................................                 $  0.43                   $  (.44)
                                                                                  =======                   =======
Basic and diluted net income (loss) per share....................                 $  0.40                   $  (.44)
                                                                                  =======                   =======
Weighted average number of basic shares outstanding..............                  13,056                    12,049
                                                                                  =======                   =======
Weighted average number of diluted shares outstanding............                  14,428                    12,049
                                                                                  =======                   =======

See notes to financial statements.

INTELLICALL, INC.
UNAUDITED STATEMENTS OF CASH FLOWS (in thousands)

                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                             2000               1999
                                                                                             ----               ----
Cash flows from continuing operating activities:

     Net income (loss) from continuing operations...............                            $5,671            $ (4,920)

     Adjustments to reconcile net loss from continuing operations to net

        Cash provided by operating activities:

        Gain on sale of stock...................................                           (13,895)                 --

        Depreciation and amortization...........................                               619               1,060

        Provision for doubtful accounts.........................                               359                  86

        Provision for inventory losses..........................                               200                (152)

        Equity in loss of unconsolidated subsidiary.............                                51                 621

        Changes in operating assets and liabilities:

            Receivables.........................................                               (10)              2,793

            Inventories.........................................                               224                 258

            Receivables from related party, net.................                                83                 338

            Other current assets................................                               (69)                 28

            Notes receivable....................................                                --                 163

            Accounts payable ...................................                              (704)              1,114

            Accrued income taxes ...............................                             3,538                  --

            Accrued liabilities.................................                              (173)               (297)

            Other...............................................                                 9                (108)
                                                                                           -------            --------

                Net cash (used in) provided by continuing operating activities              (4,097)                984

Cash flows from investing activities:

     Capital expenditures.......................................                                --                 (96)

     Capitalized software.......................................                                --                (565)

     Cash received on sale of stock.............................                            15,732                  --
                                                                                           -------            --------

                 Net cash provided by (used in) investing activities                        15,732                (661)

Cash flows from financing activities:

     (Repayments) borrowings on notes payable...................                            (7,430)              1,000

     Net repayments on line of credit...........................                                                (2,811)
                                                                                           -------            --------

                Net cash used in financing activities...........                            (7,430)             (1,811)

Net cash flows from discontinued operations.....................                                92               1,482
                                                                                           -------              ------

Net increase (decrease) in cash and cash equivalents............                             4,297                  (6)

Cash and cash equivalents at beginning of period................                                                    16
                                                                                           -------            --------
                                                                                               694

Cash and cash equivalents at end of period......................                          $  4,991            $     10
                                                                                          ========            ========


Supplemental cash flow information:

  Interest paid.................................................                           $   360            $    491
                                                                                           =======            ========

Supplemental non cash flow information:

  Conversion of debt to equity..................................                           $    --            $    510
                                                                                           =======            ========


See notes to financial statements.

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

          Creation of ILD Telecommunications, Inc. ("ILD"): On May 10, 1996, the Company entered into an agreement with certain investor groups to create ILD, a new long-distance re-sale and operator services company. At that time the Company transferred ownership in its wholly owned subsidiary, Intellicall Operator Services, Inc. ("IOS"), to ILD.

          As of June 30, 2000 and December 31, 1999, the Company's ownership percentage in ILD was 2.7% and 30.0%.

          On January 4, 2000 the Company was notified by ILD of its intention to redeem Intellicall's interest in ILD's Series B preferred convertible stock. ILD is to redeem 5,000 shares for $100 per share plus accrued and unpaid dividends. As of June 30, 2000, ILD had remitted $.3 million to the Company, redeeming 1,975 shares of the Series B preferred convertible stock and became current on all accrued and unpaid dividends. As a result of the transaction, the Company recorded a $.1 million gain on the sale of the stock to ILD. Proceeds from the sale were used for general operating purposes.

          On April 11, 2000 the Company sold to Banca del Gottardo the Company's remaining ownership in ILD, exclusive of 6,239 shares of Series A preferred convertible stock the Company is required to hold pursuant to the ILD
Organization  Agreement  (See Note 8). As a result,  the Company's  ownership in
ILD, as of April 11, 2000, decreased to 2.7%. Accordingly, the Company discontinued reporting its investment in ILD on the equity method under the caption "Investment in Unconsolidated Subsidiary" as was required under the Accounting Principles Board Opinion 18 ("APB 18") "The Equity Method of Accounting for Investments in Common Stock." As of April 11, 2000 the Company no longer reports a portion of gains and losses from ILD in its financial statements.

          Additionally, the Company has prospectively reported its investment in ILD with its other investments under the caption "Other Assets" as of the quarter ended June 30, 2000, as required under the Statement of Financial Accounting Standards No. 115 ("FAS 115") "Accounting for Certain Investments in Debt and Equity Securities". Software Development Costs: Effective January 1, 2000 and as a result of the impairment charge on capitalized software costs recorded by the Company on December 31, 1999, the Company decided to expense as incurred all future costs related to the development of software products for payphone equipment.

          The amounts of software development costs capitalized for the quarters ended June 30, 2000 and 1999 were zero and $.3 million. The Company recorded zero and $.2 million of software amortization expense for the quarters ended June 30, 2000 and 1999. $.1 million of software development costs were expensed as incurred during the three months ended June 30, 2000.

          The amounts of software development costs capitalized for the six months ended June 30, 2000 and 1999 were zero and $.6 million. The Company recorded zero and $.4 million of software amortization expense for the six months ended June 30, 2000 and 1999. $.2 million of software development costs were expensed as incurred during the six months ended June 30, 2000.

          Reclassifications: Certain prior year amounts have been reclassified to conform with the current year presentation.


  NOTE 2 - INVENTORIES

The components of inventories are (in thousands):

                                                                                              June 30,            December 31,
                                                                                                2000                  1999
                                                                                                ----                  ----
Raw materials  ................................................................              $ 3,350               $ 3,362
Work in process................................................................                   94                   133
Finished goods ................................................................                  786                 1,003
                                                                                             -------               -------
                                                                                               4,230                 4,498
Less reserves for obsolescence.................................................               (1,566)               (1,410)
                                                                                              ------                ------
Net inventory                                                                                $ 2,664               $ 3,088
                                                                                             =======               =======

NOTE 3 - FIXED ASSETS

The components of fixed assets are (in thousands):                                            June 30,            December 31,
                                                                                               2000                  1999
                                                                                               ----                  ----

Office equipment..............................................................               $3,404                $3,404
Tooling and other equipment...................................................                5,001                 5,001
                                                                                             ------                ------
                                                                                              8,405                 8,405
Less accumulated depreciation.................................................               (7,665)               (7,425)

                                                                                             ------                ------
                                                                                             $  740                $  980
                                                                                             ======                ======


NOTE 4 - LONG-TERM DEBT

          The Company's debt consisted of the following (in thousands):


                                                                                             June 30,             December 31,
                                                                                               2000                  1999
                                                                                               ----                  ----
         8% Convertible subordinated notes, due 2000                                             --                 2,630
         8% Convertible subordinated notes, due 2001                                            200                 5,000
         7% Convertible subordinated notes, due 2004                                          2,000                 2,000
                                                                                            -------                 -----
                                                                                              2.200                 9,630

         Less:  Unamortized debt discount                                                      (320)                 (443)
                                                                                            -------               -------
                                                                                              1,880                 9,187
                                                                                            -------               -------

         Less:  Current portion of long-term debt                                                --               (2,630)
                                                                                            -------               ------
              Total long-term debt                                                          $ 1,880               $ 6,557
                                                                                            -------               -------



              On February 11, 2000 the Company signed a $.5 million revolving promissory note with Bank of America due February 11, 2001. Interest is payable monthly at Prime commencing on March 11, 2000 with the principal of the note guaranteed by Bill Hunt, Chairman of the Board of Intellicall. The Company may repay and re-borrow under the terms of the note at any time, up to a maximum aggregate outstanding balance equal to the principal amount of the note. Proceeds of the note were used for working capital purposes. On May 1, 2000 the Company used a portion of the proceeds from the sale of its ownership in ILD
(See Note 8) to retire the $.5 million note to Bank of America.

          On April 27, 2000 the Company used a portion of the proceeds from the sale of its ownership in ILD (See Note 8) to retire the remaining
$2.6 million 8.0% convertible subordinated notes due December 31, 2000 and $4.8 million of the 8.0% convertible subordinated notes due November 22, 2001, both due to Banca del Gottardo. The Company incurred a $.1 million expense, net of $.06 income tax benefit, relating to the extinguishment of the $2.6 million 8.0% convertible subordinated notes due December 31, 2000, which has been reported in its statements of operations and statements of cash flow under the caption "Extraordinary items - early extinguishment of debt." This expense resulted from the Company paying to Banca del Gottardo a 6.0% premium on the outstanding principle balance of the note upon its retirement as required by the note agreement.


NOTE 5 - DISCONTINUED OPERATIONS

          On September 22, 1999 the Company elected to discontinue its billing services operations effective October 21, 1999. The billing services segment of the Company's business was determined to be unprofitable after taking into account the administrative and support costs for the segment. The Company's billing services system is a combination of hardware and software that performs, without human intervention, all the functions necessary for completing an operator assisted payphone call (i.e., collect, calling card and credit card calls) and a range of other payphone services and features. During the quarters ended June 30, 2000 and 1999, the Company reported a loss from discontinued operations of zero and $.1 million. As a result of this action, the Company's revenues and operating expenses for the periods presented herein reflect only the equipment operations with the net results of the billing services operations reported on its statements of operations under the caption "Income (loss) from discontinued operations." Net revenues related to the discontinued billing services operations were zero and $3.0 million for the quarters ended June 30, 2000 and 1999, and zero and $6.1 million for the six months ended June 30, 2000 and 1999.


NOTE 6 - BUSINESS COMBINATION

         On January 18, 2000, Intellicall entered into a definitive agreement to acquire, through the exchange of common stock of Intellicall, Heads Up Technologies, Inc. ("Heads Up") of Carrollton, Texas. Heads Up designs, manufactures and markets interactive digital products for the aviation, mass transit and entertainment industries. Heads Up sells computerized products to nearly 1,250 customers in more than 10 countries. Pursuant to the merger agreement, Intellicall and Heads Up agreed to an exchange ratio of approximately
1.3 shares of Intellicall common stock for each share of Heads Up common stock.

         On July 24, 2000 the executives of the Company and Heads Up mutually announced the cancellation of the merger between the two companies. The business opportunities presented by the merger, including anticipated cost reductions and the ability to expand in new markets, did not justify the cost of combining the two companies (See Note 11). The Company's management is currently actively pursuing other opportunities.


NOTE 7 - NEW CONTRACT

          On June 30, 2000 the Company entered into an agreement with Homisco, Inc. ("Homisco") whereby, the Company granted Homisco a non-exclusive, non-transferable license to use the N-Genius hardware and software products. The Company will receive a 15.0% royalty on gross revenues attributed to the N-Genius products sold by Homisco. Additionally, Homisco has assumed future warranty liabilities on any N-Genius systems currently under warranty.

NOTE 8 - SALE OF ILD STOCK

          On April 11, 2000 the Company sold to Banca del Gottardo the Company's remaining ownership in ILD, exclusive of 6,239 shares of Series A preferred convertible stock the Company is required to hold pursuant to the ILD Organization Agreement. The Company's ownership in ILD included approximately 58,772 shares of ILD Series A convertible stock, 725 shares of ILD Common stock and 11,111 shares of ILD Common stock obtainable upon conversion of the $1.0 million subordinated convertible note (the "Note") due from ILD to Intellicall, dated May 10, 1996. Pursuant to the sale to Banca del Gottardo, Intellicall, as of March 10, 2000, elected to convert the entire principal balance of the Note into 11,111 shares of ILD Common stock.

          The terms of the offer included the purchase of the ownership of ILD (70,608 combined shares of Series A and Common shares) for $220 per share or $15.5 million, with the Company maintaining the option for 12 months to repurchase the shares at $250 per share. The Company also has a right of first refusal, should Banca del Gottardo transfer or sell the ILD stock to a third party. The Company recorded a gain on the sale of $13.8 million. As a result of the ILD stock sale to Banca del Gottardo, the Company's ownership in ILD decreased to 2.7%. Accordingly, the Company discontinued reporting its investment in ILD on the equity method of accounting and no longer reports a portion of gains and losses from ILD in its financial statements (See Note 1).

          The Company received $1.0 million on March 13, 2000 from Banca del Gottardo as an advance payment toward the ILD stock sale. On April 27, 2000, the Company received the remaining proceeds from Banca del Gottardo.

          Proceeds of the stock sale have been used to pay off all of the $2.6 million, 8% convertible subordinated noted due December 31, 2000, $4.8 million of the $5.0 million, 8% convertible subordinated noted due November 22, 2001, and the $.5 million revolving promissory note due February 11, 2001 (See Note
4). The remainder of the proceeds will be used for working capital purposes.

          On July 11, 2000 the Company issued warrants to purchase 100,000 shares of the

Company's common stock at $1.25 per share and warrants to purchase
100,000 shares of the Company's common stock at $1.00 per share to Banca del Gottardo. These warrants were issued in lieu of transaction fees for the sale of the Company's interest in ILD to Banca del Gottardo (See Note 8) and subsequent retirement of the $2.6 million 8% convertible, subordinated notes due December 31, 2000 and $4.8 million of the $5.0 million 8% convertible, subordinated notes due November 22, 2000 (See Note 4). Although the issuance of the warrants was finalized on July 11, 2000, it was contemplated during the second quarter as part of the sale of the Company's interest in ILD. As such, the Company recorded the fair value of the warrants as additional paid in capital in the second quarter.


NOTE 9 - INCOME TAXES

          The Company provided for income taxes on a current year-to-date basis, based on the effective tax rate expected to be applicable for the full fiscal year. As a result, the Company recorded an income tax expense of $3.6 million.

NOTE 10 - BASIC AND DILUTED NET LOSS PER SHARE

          Basic and diluted net loss per share has been computed in accordance with the Statement of Financial Standards No. 128 "Earnings per Share" ("FAS 128") and is based on the weighted average number of common shares outstanding for the quarters and six months ended June 30, 2000 and 1999. Diluted net loss per share gives effect to all dilutive potential common shares that were outstanding during the period.

The weighted average basic and diluted common shares outstanding are as follows (in thousands):



                                                                                       Quarter ended
                                                                  June 30, 2000                             June 30, 1999
                                                            Basic               Diluted              Basic               Diluted
Continuing Operations
Income (loss) from continuing operations                    7,928                 7,928              (2,942)              (2,942)
Interest charges applicable to the convertible debt            --                    24                  --                   --
                                                          -------               -------              ------               ------
Income (loss) from continuing operations-available          7,928                 7,952              (2,942)              (2,942)


Average Equivalent Shares
Weighted average shares outstanding                        13,056                13,056              12,049               12,049
Warrants to purchase common shares                             --                    --                  --                   --
Convertible debt                                               --                 1,330                  --                   --
                                                          -------               -------              ------               ------
Total average shares equivalent                            13,056                14,386              12,049               12,049

                                                                                     Six months ended
                                                                  June 30, 2000                             June 30, 1999
                                                            Basic               Diluted              Basic               Diluted
Continuing Operations
Income (loss) from continuing operations                    5,768                 5,768              (4,920)              (4,920)
Interest charges applicable to the convertible debt            --                    48                  --                   --
                                                          -------               -------              ------               ------
Income (loss) from continuing operations-available          5,768                 5,816              (4,920)              (4,920)


Average Equivalent Shares
Weighted average shares outstanding                        13,056                13,056              12,049               12,049
Warrants to purchase common shares                             --                    42                  --                   --
Convertible debt                                               --                 1,330                  --                   --
                                                           ------                ------              ------               ------
Total average shares equivalent                            13,056                14,428              12,049               12,049



          Excluded from the diluted earnings per share calculation for the quarter and six months ended June 30, 2000 are options to purchase 1,551,480 shares of the Company's common stock. Additionally, warrants to purchase 1,809,623 and 1,509,623 shares of the Company's common stock as of the quarter and year to date ended June 30, 2000 were excluded from the diluted earnings per share calculation. These options and warrants were excluded because they have an antidilutive effect as their exercise pric exceeds the average market price of the Company's common stock.




NOTE 11 - WORKING CAPITAL FUNDING

         Beyond 2000, the Company's ability to obtain further funds from external sources will depend in part on its ability to generate operating profits, or to substantially reduce its operating losses, through the execution of its current business plan. As a result of the cancellation of the merger with Heads Up (See Note 6), the Company's ability to successfully implement its current business plan is dependent upon its ability to find new strategic partners and/or opportunities. Although management of the Company believes that the Company's sales will grow in 2000 and that profitability will improve with sales, there can be no assurance that the events necessary for such sales growth will occur as or when expected, or that future sales growth will be sufficiently large or profitable to permit the Company to finance its activities without recourse to continuing sales of assets or external funding sources. There can be no assurance that under such conditions, external funds would be available or, if available, would not potentially dilute shareholders' interests or returns.

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

Risk Factors Relating to Forward-Looking Statements

Regulatory Changes. The Company's sales and revenues are affected by existing regulations and by changes in state and federal regulations to which the Company and its customers are subject. The rate of change in proposed and promulgated regulations affecting payphone manufacturers has accelerated since passage of the Telecommunications Act of 1996 in February of that year. In addition, numerous parties affected by regulatory changes have sought modifications or rescission of proposed or existing regulations, some of which would adversely affect the Company if adopted. There can be no assurance that proposed regulatory changes that might adversely affect the Company will not be adopted, or that existing regulations that may benefit the Company's operations if implemented will not be rescinded or delayed in their implementation. Furthermore, many aspects of telecommunications legislation and regulations have been litigated in various federal and state courts. Decisions emanating from federal and state courts could have an adverse effect on the Company.

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

International Economic Conditions. As a provider of payphone equipment into developing countries, the Company is subject to economic and political instability that may affect its ability to sell its products into these markets and/or collect on accounts for products sold in these markets.

Changes in Presentation

         On September 22, 1999 the Company elected to discontinue its billing services operations effective October 21, 1999 (See Note 5 to the unaudited Financial Statements). The billing services segment of the Company's business was determined to be unprofitable after taking into account the administrative and support costs for that segment. The Company's billing services system is a combination of hardware and software that performs, without human intervention, all the functions necessary for completing an operator assisted payphone call (i.e., collect, calling card and credit card calls) and a range of other payphone services and features. As a result of this action, the Company's revenues and operating expenses for the periods presented herein reflect only the equipment operations with the net results of the billing services operations reported in its statements of operations under the caption "Income (loss) from discontinued operations". Prior periods have been presented under the revised format.

          On April 11, 2000 the Company sold to Banca del Gottardo the Company's remaining ownership in ILD, exclusive of 6,239 shares of Series A preferred convertible stock the Company is required to hold pursuant to the ILD Organization Agreement (See Note 8 to the unaudited Financial Statements). As a result, the Company's ownership in ILD, as of April 11, 2000, decreased to 2.7%. Accordingly, the Company discontinued reporting its investment in ILD on the equity method under the caption "Investment in Unconsolidated Subsidiary" as was required under the Accounting Principles Board Opinion 18 ("APB 18") "The Equity Method of Accounting for Investments in Common Stock." The Company has prospectively reported its investment in ILD with its other investments under the caption "Other Assets" as of the quarter ended June 30, 2000, as required under the Statement of Financial Accounting Standards No. 115 ("FAS 115") "Accounting for Certain Investments in Debt and Equity Securities" (See Note 1 to the unaudited Financial Statements).


Recent Developments

         On January 4, 2000 the Company was notified by ILD Telecommunications, Inc. ("ILD") of its intention to redeem Intellicall's interest in ILD's Series B preferred convertible stock. ILD is to redeem 5,000 shares for $100 per share plus accrued and unpaid dividends. As of June 30, 2000, ILD had remitted $.3 million to the Company, redeeming 1,975 shares of the Series B preferred convertible stock and became current on all accrued and unpaid dividends. Proceeds from the sale were used for general operating purposes (See Note 1 to the unaudited Financial Statements).

         On January 18, 2000, Intellicall entered into a definitive agreement to acquire, through the exchange of common stock of Intellicall, Heads Up Technologies, Inc. ("Heads Up") of Carrollton, Texas. Heads Up designs, manufactures and markets interactive digital products for the aviation, mass transit and entertainment industries. On July 24, 2000 the executives of the Company and Heads Up mutually announced the cancellation of the merger between the two companies (See Note 6 to the unaudited Financial Statements). The business opportunities presented by the merger, including anticipated cost reductions and the ability to expand in new markets, did not justify the cost of combining the two companies. The Company's management is currently actively pursuing other opportunities .

         On April 11, 2000 the Company sold to Banca del Gottardo the Company's remaining ownership in ILD, exclusive of 6,239 shares of Series A preferred convertible stock the Company is required to hold pursuant to the ILD organization agreement. The Company received $1.0 million on March 13, 2000 from Banca del Gottardo as an advance payment toward the stock sale. The Company's ownership in ILD included approximately 58,772 shares of ILD Series A preferred convertible stock, 725 shares of ILD common stock and 11,111 shares of ILD common stock obtainable upon conversion of the $1.0 million subordinated convertible note due from ILD to Intellicall, dated May 10, 1996. Pursuant to the sale to Banca del Gottardo, Intellicall, as of March 10, 2000, elected to convert the entire principal balance of the Note into 11,111 shares of ILD common stock.



          The terms of the ILD stock sale included the purchase of the Company's ownership in ILD (70,608 combined shares of Series A and Common shares) for $220 per share or $15.5 million. The Company also has a right of first refusal, should Banca del Gottardo transfer or sell the ILD stock to a third party.

         On April 27, 2000 the Company received the remaining proceeds from the sale of its ownership in ILD. A portion of the proceeds were used to retire the remaining $2.6 million 8.0% convertible subordinated notes due December 31, 2000 and $4.8 million of the 8.0% convertible subordinated notes due November 22, 2001, both due to Banca del Gottardo. Additionally, On May 1, 2000 the Company retired the $.5 million note due to Bank of America. The remaining proceeds will be used for general operating purposes and to fund expansion into new markets.

          On June 30, 2000 the Company entered into an agreement with Homisco, Inc. ("Homisco") whereby, the Company has given Homisco a non-exclusive, non-transferable license to use the N-Genius hardware and software products. The Company will receive a 15.0% royalty on gross revenues attributed to the N-Genius products sold by Homisco. Additionally, Homisco has assumed future warranty liabilities on any N-Genius systems currently under warranty (See Note 7 to the unaudited Financial Statements).


Results of Operations

Equipment Sales. Equipment sales for the quarter ended June 30, 2000 were $1.1 million compared to $1.5 million for the same period last year. $.2 million of the $.4 million decrease is principally due to an overall reduction in demand for payphones and their related parts. The remaining $.2 million of the $.4 million decrease is due to a reduced demand for switching hardware and software. Equipment sales for the six months ended June 30, 2000 were $2.0 million compared to $6.4 million for the same period last year. $4.2 million of the $4.4 million decrease is mainly a result of a reduction of shipments into the Canadian market and an overall reduction in demand for payphones and their related parts. The remaining $.2 million of the $4.4 million decrease is due to a reduced demand for switching hardware and software.

Gross Profit (Loss). Gross profit for the quarter ended June 30, 2000 was $.05 million compared to a gross loss of $.1 million the same period last year. The $.15 million increase is primarily due to an overall reduction in work force and the elimination of costs associated with capitalized software and goodwill, which were written off during the fourth quarter of 1999. Gross loss for the six months ended June 30, 2000 was $.1 million compared to a gross profit of $.5 million for the same period last year. The $.6 million decline in gross profit is primarily due to the down turn in sales as noted above, which led to a significant reduction in production. Fixed costs associated with excess capacity in the McAllen manufacturing facility resulted in an increase in cost of goods sold relative to sales, thereby reducing gross profit for the period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for the quarter ended June 30, 2000 were $1.5 million compared to $1.6 million for the same period last year. SG&A expenses for the six months ended June 30, 2000 were $2.9 million compared to $3.4 million for the same period last year. The $.1 million and $.5 million decline are mainly due to cost cutting measures undertaken by the Company, including a reduction in personnel in the corporate and administrative areas. Similarly, the Company experienced a general reduction in other costs as management focused on decreasing the Company's cost to meet current operating requirements, including outsourcing Human Resources and certain MIS functions, as well as reducing travel and advertising expenses.

Provision for Doubtful Accounts. Provision for doubtful accounts expense for the quarter ended June 30, 2000 was $.34 million compared to $.33 million for the same period last year. The $.01 million increase is predominately a result of the Company increasing reserves for bad debt during the quarter ended June 30, 2000, partially offset by an increase in reserves for bad debt during the quarter ended June 30, 1999 to offset a reclassification of provision for doubtful accounts expense between the equipment segment and the billing services segment during the first quarter of 1999. Provision for doubtful accounts expense for the six months ended June 30, 2000 was $.36 compared to $.09 million for the same period last year. The $.27 million increase is primarily due the Company increase reserves for bad debt during the six months ended June 30, 2000.

Research and Development Expenses. Research and development expenses for the quarter ended June 30, 2000 were $.2 million compared to $.3 million for the same period last year. The $.1 million decrease is mainly a result of a reduction of salaries due to a reduction in head count and other costs associated with research and development. Research and development expenses for the six months ended June 30, 2000 was $.6 million compared to $.5 million for the same period last year. The $.1 million increase is mainly due to the Company's decision to discontinue capitalizing software development, which increases the expense reported on the income statement. This increase is partially offset by a reduction of salaries due to a reduction in head count and other costs associated with research and development.

Gain on Sale of Assets. On January 4, 2000 the Company was notified by ILD of its intention to redeem Intellicall's interest in ILD's Series B convertible preferred stock. ILD is to redeem 5,000 shares for $100 per share plus accrued and unpaid dividends. As of June 30, 2000, ILD had remitted $.3 million to the Company, redeeming 1,975 shares of the Series B convertible preferred stock and became current on all accrued and unpaid dividends. As a result, the Company recorded a gain on the sale of the 1,975 shares of $.1 million. Proceeds from the sale were used for general operating purposes (See Note 1 to the unaudited
Financial Statements).

On April 11, 2000 the Company sold to Banca del Gottardo the Company's remaining ownership in ILD, exclusive of 6,239 shares of Series A convertible preferred stock the Company is required to hold pursuant to the ILD Organization Agreement (See Note 8 to the unaudited Financial Statements). As a result, the Company recorded a gain on the sale of $13.8 million. Proceeds from the sale were used to retire a significant portion of the Company's debt (See Note 4 to the unaudited Financial Statements) and for general operating purposes.

Interest Income. Interest income for the quarter ended June 30, 2000 was $.07 million compared to $.06 million for the same period last year. The $.01 million increase is primarily a principally a result of investing the proceeds from the ILD stock sold to Banca del Gottardo. Interest income for the six months ended June 30, 2000 was $.09 million compared to $.12 million for the same period last year. The $.03 decrease is primarily a result of the Company discontinuing to accrue interest income on certain notes receivable that are no longer serviced by the debtor.

Interest Expense. Interest expense for the quarter ended June 30, 2000 was $.4 million compared to $.5 million for the same period last year. The $.1 million decrease is mainly a result of the Company retiring the remaining $2.6 million 8.0% convertible subordinated notes due December 31, 2000, $4.8 million of the 8.0% convertible subordinated notes due November 22, 2001 and the $.5 million note to Bank of America due February 11, 2001 during the quarter ended June 30, 2000 (See Note 4 to the unaudited Financial Statements). Interest expense for the six months ended June 30, 2000 was $.7 million compared to $1.0 million for the same period last year. The $.3 million decrease is predominately a result of the Company expensing debt costs relating to the retirement of the Finova obligations of $.2 million. The remaining $.1 million decrease is related to the Company paying less interest to RFC Capital Corporation on fewer sold receivables and the retirement of the Company's notes payable during the quarter ended June 30, 2000 as mentioned above (See Note 4 to the unaudited Financial Statements).

Equity in Gain/Loss of Unconsolidated Subsidiary. For the quarters ended June 30, 2000 and 1999, the Company reported a zero and $.26 million loss the equity investment in ILD. For the six months ended June 30, 2000, the Company reported a $.05 million loss on the equity investment in ILD compared to $.6 million for the same period last year. The gain and losses represents Intellicall's proportionate share, based on ownership, of ILD's net loss for the periods.

On April 11, 2000 the Company sold to Banca del Gottardo the Company's remaining ownership in ILD, exclusive of 6,239 shares of Series A convertible preferred stock the Company is required to hold pursuant to the ILD Organization. As a result, the Company's ownership in ILD, as of April 11, 2000, decreased to 2.7%. Accordingly, the Company discontinued reporting its investment in ILD on the equity method under the caption "Investment in Unconsolidated Subsidiary and has prospectively reported its investment in ILD with its other investments under the caption "Other Assets" as of the quarter ended June 30, 2000. Accordingly, the Company no longer reports a portion of the gains and losses from ILD in its financial statements (See Notes 1 and 8 to the unaudited Financial Statements).

Discontinued Operations. On September 22, 1999 the Company elected to discontinue its billing services operations effective October 21, 1999 (See Note 5 to the unaudited Financial Statements). The billing services segment of the Company's business was determined to be unprofitable after taking into account the administrative and support costs for the segment. The Company's billing services system is a combination of hardware and software that performs, without human intervention, all the functions necessary for completing an operator assisted payphone call (i.e., collect, calling card and credit card calls) and a range of other payphone services and features. As a result of this action the net results of the billing services operations are reported on the statements of operations under the caption "Income (loss) from discontinued operations." Net revenues related to the discontinued billing services operations were zero and $3 million for the quarters ended June 30, 2000 and 1999 and zero and $6.1 million for the six months ended June 30, 2000 and 1999. Net loss related to the discontinued billing services operations were zero and $.1 million for the quarters ended June 30, 2000 and 1999 and zero and $.4 million for the six months ended June 30, 2000 and 1999.


Liquidity and Capital Resources

          Cash flows from investing activities include receipts of $.2 million from ILD representing the redemption of 1,975 shares of ILD's Series B preferred convertible stock, exclusive of $.1 million received from ILD for accrued and unpaid dividends and receipts of $15.5 million from Banca del Gottardo representing the purchase of ILD Series A convertible stock and ILD common stock (See Note 1 to the unaudited Financial Statements). The proceeds provided the primary source of cash to enable the Company to fund its operations. Cash used in operating activities was $4.1 million.

          Cash flows from financing activities include the repayment of the remaining $2.6 million 8.0% convertible subordinated notes due December 31, 2000 and $4.8 million of the 8.0% convertible subordinated notes due November 22 (See
Note 4 to the unaudited Financial Statements)

          On February 11, 2000 the Company signed a $.5 million revolving promissory note with Bank of America, N.A., due February 11, 2001. Interest is payable monthly at its prime rate commencing on March 11, 2000 with the principal of the note guaranteed by Bill Hunt, Chairman of the Board of Intellicall. The Company may repay and re-borrow under the terms of the note at any time, up to a maximum aggregate outstanding balance equal to the principal amount of the note. Proceeds of the note were used for working capital purposes. On May 1, 2000 the Company retired the $.5 million note (See Note 4 to the unaudited Financial Statements).

           On  April  11,  2000  the  Company  sold to Banca  del  Gottardo  the
Company's remaining ownership in ILD, exclusive of 6,239 shares of Series A preferred convertible stock the Company is required to hold pursuant to the ILD organization. The terms of the offer included the purchase of the ownership of ILD (70,608 combined shares of Series A and Common shares) for $220 per share or $15.5 million, with the Company maintaining the option for 12 months to repurchase the shares at $250 per share. The Company has a right of first refusal should Banca del Gottardo transfer or sell the ILD stock to a third party. The Company received $15.5 million from the sale, of which a portion of the proceeds were used to retire the remaining $2.6 million 8.0% convertible subordinated notes due December 31, 2000 and $4.8 million of the 8.0% convertible subordinated notes due November 22, 2001, both due to Banca del Gottardo. Additionally, On May 1, 2000 the Company retired the $.5 million note due to Bank of America (See Notes 4 and 8 to the unaudited Financial Statements). The remaining proceeds will be used for general operating purposes.

         Beyond 2000, the Company's ability to obtain further funds from external sources will depend in part on its ability to generate operating profits, or to substantially reduce its operating losses, through the execution of its current business plan. As a result of the cancellation of the merger with Heads Up (See Note 6 to the unaudited Financial Statements), the Company's ability to successfully implement its current business plan is dependent upon its ability to find new strategic partners and/or opportunities. Although management of the Company believes that the Company's sales will grow in 2000 and that profitability will improve with sales, there can be no assurance that the events necessary for such sales growth will occur as or when expected, or that future sales growth will be sufficiently large or profitable to permit the Company to finance its activities without recourse to continuing sales of assets or external funding sources. There can be no assurance that under such conditions, external funds would be available or, if available, would not potentially dilute shareholders' interests or returns.

Part II.  Other Information


ITEM 1.  Legal Proceedings.

           None.


ITEM 6.  Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as a part of this Quarterly Report on Form 10-Q.

                  *10.2    Amendment to Stock Purchase Agreement

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


Date:   August 14, 2000