Form 10-K/A
period 1999-12-31
INTELLICALL INC
filed 2000-09-12
CIK 818674

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KA
                              Amendment No. 2 to
               Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes __X__    No _____

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.  [   ]

    The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of September 8, 2000, computed by reference to the closing sales price of the registrant's Common Stock on the American Stock Exchange on such date, was approximately $14,717,125.

Number of shares of the registrant's Common Stock outstanding as of September 8, 2000: 13,081,889.

                                EXPLANATORY NOTE

    This filing amends certain information on the cover page and certain other previously-filed information contained in Item 8. No other items have been amended.

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

On January 18, 2000, Intellicall entered into a definitive agreement to acquire, through the exchange of common stock of Intellicall, Heads Up Technologies, Inc. ("Heads Up") of Carrollton, Texas. Heads Up designs, manufactures and markets interactive digital products for the aviation, mass transit and entertainment industries. The company sells computerized products to nearly 1,250 customers in more than 10 countries. Pursuant to the merger agreement, Intellicall and Heads Up have agreed to an exchange ratio of approximately (1.3) shares of Intellicall common stock for each share of Heads Up common stock. This will result in the Heads Up shareholders being issued approximately 11.7 million shares of Intellicall common stock, resulting in such shareholders owning approximately 46.8 % of the issued and outstanding Intellicall common stock following such merger. The merger was subject to a number of conditions, including without limitation, approval by Intellicall's stockholders. On July 24, 2000 the executives of the Company and Heads Up mutually announced the cancellation of the merger between the two companies. The business opportunities presented by the merger, including anticipated cost reductions and the ability to expand in new markets, did not justify the cost of combining the two companies. The Company's management is currently actively pursuing other opportunities.

On June 30, 2000 the Company entered into an agreement with Homisco, Inc. ("Homisco") whereby, the Company granted Homisco a non-exclusive, non-transferable license to use the N-Genius hardware and software products. The Company will receive a 15% royalty on gross revenues attributed to the N-Genius products sold by Homisco. Additionally, Homisco has assumed future warranty liabilities on any N-Genius systems currently under warranty.

On July 11, 2000 the Company issued warrants to purchase 100,000 shares of the Company's common stock at $1.25 per share and warrants to purchase 100,000 shares of the Company's common stock at $1.00 per share to Banca del Gottardo. These warrants were issued in lieu of transaction fees for the sale of the Company's interest in ILD to Banca del Gottardo and subsequent retirement of the $2.6 million 8% convertible, subordinated notes due December 31, 2000 and $4.8 million of the $5.0 million 8% convertible, subordinated notes due November 22, 2000 (SEE NOTE 7 TO THE FINANCIAL STATEMENTS).

On August 30, 2000, the Company signed a definitive agreement to acquire Wireless WebConnect!, Inc, a nationwide wireless Internet Service Provider. The merger will allow Intellicall to enter into the rapidly growing high-speed wireless mobile data access market and will provide Intellicall with expanded technological capabilities in the public access market.

Pursuant to the Merger Agreement, Intellicall will issue to the shareholders of Wireless WebConnect! 16,426,420 shares of common stock of Intellicall. In addition, existing stock options of Wireless WebConnect! will be exchanged into options to purchase 1,500,000 shares of Intellicall's common stock. The Merger is subject to certain conditions, including approval by Intellicall's stockholders and satisfactory completion of due diligence. There are no assurances that the conditions precedent will be satisfied or that the merger will be consummated. (SEE NOTE 19 TO THE FINANCIAL STATEMENTS).

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

On February 11, 2000 the Company signed a $.5 million revolving promissory note with Bank of America, N.A., due February 11, 2001. Interest is payable monthly at its prime rate commencing on March 11, 2000 with the principal of the note guaranteed by William O. Hunt, Chairman of the Board of Intellicall. The Company may repay and re-borrow under the terms of the note at any time, up to a maximum aggregate outstanding balance equal to the principal amount of the note. Proceeds of the note were used for working capital purposes. On May 1, 2000 the Company retired the note. (See NOTE 19 TO THE FINANCIAL STATEMENTS).

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

The Company used a portion of the proceeds from this sale to retire approximately $8.0 million of the $10.0 million long and short-term debt carried by the Company. The remaining proceeds will be used for general operating purposes.

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

September 12, 2000                     INTELLICALL, INC.

                                       /s/ John J. McDonald, Jr.
                                       -----------------------------------------
                                       By:  John J. McDonald, Jr.
                                            President and  Chief Executive
                                            Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on September 12, 2000.

               Name                                 Office
               ----                                 ------
/s/ John J. McDonald, Jr.
-----------------------------------
John J. McDonald, Jr.                  President and Chief Executive Officer
(Principal Executive Officer)

/s/ R. Phillip Boyd
-----------------------------------
R. Phillip Boyd                        Vice President of Finance, Chief Financial Officer
(Principal Financial and Accounting    and Secretary
Officer)

/s/ William O. Hunt
-----------------------------------
William O. Hunt                        Chairman of the Board


-----------------------------------
B. Michael Adler                       Director

/s/ Lewis E. Brazelton, III
-----------------------------------
Lewis E. Brazelton, III                Director

/s/ Arthur Chavoya
-----------------------------------
Arthur Chavoya                         Director

/s/ Richard B. Curran
-----------------------------------
Richard B. Curran                      Director

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


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Intellicall, Inc.

In our opinion, the financial statements listed in the accompanying index appearing on page F-1 present fairly, in all material respects, the financial position of Intellicall, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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

PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
April 11, 2000
except as to Note 4,
Note 7, and Note 19
which are as of
September 11, 2000

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

         In order to address their current liquidity needs, management sold to Banca del Gottardo the Company's ownership in ILD (See NOTE 19). The proceeds from this transaction were $15.5 million. A portion of the proceeds was used to pay down existing debt, including the "Put" due June 30, 2000. The remainder of the proceeds will be used to fund future operations. Such reduction in debt is expected to deleverage the Company and put management in a better position to move forward with their current growth opportunities.

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

NOTE 19 - SUBSEQUENT EVENTS

          On January 4, 2000 the Company was notified by ILD of its intention to redeem Intellicall's interest in ILD's Series B preferred convertible stock. ILD is to redeem 5,000 shares for $100 per share plus accrued and unpaid dividends by April 11, 2000. As of June 30, 2000, ILD had remitted $.3 million to the Company, redeeming 1,975 shares of the Series B preferred convertible stock and becoming current on all accrued and unpaid dividends. Proceeds from the sale were used for general operating purposes.

         On January 18, 2000, Intellicall entered into a definitive agreement to acquire, through the exchange of common stock of Intellicall, Heads Up Technologies, Inc. ("Heads Up") of Carrollton, Texas. Heads Up designs, manufactures and markets interactive digital products for the aviation, mass transit and entertainment industries. Heads Up sells computerized products to nearly 1,250 customers in more than 10 countries. Pursuant to the merger agreement, Intellicall and Heads Up have agreed to an exchange ratio of approximately (1.3) shares of Intellicall common stock for each share of Heads Up common stock. This will result in the Heads Up shareholders being issued approximately 11.7 million shares of Intellicall common stock, resulting in such shareholders owning approximately 46.8 % of the issued and outstanding Intellicall common stock following such merger. The merger was subject to a number of conditions, including without limitation, approval by Intellicall's stockholders. On July 24, 2000 the executives of the Company and Heads Up mutually announced the cancellation of the merger between the two companies. The business opportunities presented by the merger, including anticipated cost reductions and the ability to expand in new markets, did not justify the cost of combining the two companies. The Company's management is currently actively pursuing other opportunities.

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

          The Company received $1.0 million on March 13, 2000 from Banca del Gottardo as an advance payment toward the ILD stock sale with the balance of the proceeds received on April 27, 2000. A portion of the proceeds was used to retire the remaining $2.6 million 8.0% convertible subordinated notes due December 31, 2000 and $4.8 million of the 8.0% convertible subordinated notes due November 22, 2001, both due to Banca del Gottardo. Additionally, on May 1, 2000 the Company retired the $.5 million note due to Bank of America (See
NOTE 7). The remaining proceeds will be used for general operating purposes.

          On June 30, 2000 the Company entered into an agreement with Homisco, Inc. ("Homisco") whereby, the Company granted Homisco a non-exclusive, non-transferable license to use the N-Genius hardware and software products. The Company will receive a 15% royalty on gross revenues attributed to the N-Genius products sold by Homisco. Additionally, Homisco has assumed future warranty liabilities on any N-Genius systems currently under warranty.

          On July 11, 2000 the Company issued warrants to purchase 100,000 shares of the Company's common stock at $1.25 per share and warrants to purchase 100,000 shares of the Company's common stock at $1.00 per share to Banca del Gottardo. These warrants were issued in lieu of transaction fees for the sale of the Company's interest in ILD to Banca del Gottardo and subsequent retirement of the $2.6 million 8% convertible, subordinated notes due December 31, 2000 and $4.8 million of the $5.0 million 8% convertible, subordinated notes due November 22, 2000 (See NOTE 7).

          On August 30, 2000, the Company signed a definitive agreement to acquire Wireless WebConnect!, Inc, a nationwide wireless Internet Service Provider. The merger will allow Intellicall to enter into the rapidly growing high-speed wireless mobile data access market and will provide Intellicall with expanded technological capabilities in the public access market.

          Pursuant to the Merger Agreement, Intellicall will issue to the shareholders of Wireless WebConnect! 16,426,420 shares of common stock of Intellicall. In addition, existing stock options of Wireless WebConnect! will be exchanged into options to purchase 1,500,000 shares of Intellicall's common stock. The Merger is subject to certain conditions, including approval by Intellicall's stockholders and satisfactory completion of due diligence. There are no assurances that the conditions precedent will be satisfied or that the merger will be consummated.

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

ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


Report of Independent Accountants for the years ended September 30, 1999 and
     September 30, 1998.....................................................................................S-2

Consolidated Financial Statements:

     Consolidated Balance Sheets as of September 30, 1999 and 1998..........................................S-3

     Consolidated Statements of Operations for the years ended September 30, 1999 and
       September 30, 1998...................................................................................S-4

     Consolidated Statements of Stockholders' Equity for the years ended September 30, 1999 and September 30, 1998...............................................................................S-5

     Consolidated Statements of Cash Flows for the years ended September 30, 1999 and
       September 30, 1998...................................................................................S-6

     Notes to Consolidated Financial Statements.............................................................S-7


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of ILD Telecommunications, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of ILD Telecommunications, Inc. and its subsidiaries at September 30, 1999 and 1998, and the results of their operations and their cash flows for the years ended September 30, 1999 and 1998 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.











February 25, 2000, except as
to Note 6 which is as of May 31, 2000

ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE INFORMATION)
-------------------------------------------------------------------------------


                                                                                             SEPTEMBER 30,
                                                                                  ----------------------------------
                                                                                         1999             1998
                                                                                  ----------------  ----------------
ASSETS
Current assets:
    Cash and cash equivalents                                                     $        1,857    $          744
    Restricted cash                                                                            -             3,718
    Accounts receivable, net of allowance for doubtful
      accounts of $3,063 and $3,198, respectively                                         23,223            18,673
    Accounts receivable from related parties                                               3,750             5,184
    Prepaid and other current assets                                                       4,321             2,629
                                                                                  ----------------  ----------------
      Total current assets                                                                33,151            30,948

Property and equipment, net                                                               14,599            10,768
Excess of cost over net assets acquired, net                                              42,110            39,567
Other assets, net                                                                            995               819
                                                                                  ----------------  ----------------
      Total assets                                                                $       90,855    $       82,102
                                                                                  ================  ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Trade accounts payable and other accrued liabilities                          $       10,023    $       11,155
    Accrued telecommunication costs (includes $2,469 and $2,749
      payable to related parties in 1999 and 1998, respectively)                          10,234            11,886
    Deferred revenue                                                                       4,138             2,618
    Accrued salaries, wages and other employee expenses                                      692             1,053
    Accrued payables to related parties                                                    4,388             1,976
    Acquisition obligations                                                                   66             1,079
    Current maturities of long-term obligations                                            6,630             4,600
                                                                                  ----------------  ----------------
      Total current liabilities                                                           36,171            34,367

Long-term obligations, less current maturities (includes $5,275 and $8,286
    face amount payable to related parties in 1999 and 1998, respectively)                28,884            28,714

Commitments and contingencies

Series B-2 Redeemable Preferred Stock, $.01 par value; $100 stated
    value; 150,000 shares authorized; 102,243 shares issued and
    outstanding                                                                           10,224            10,224

Series B-3 Redeemable Preferred Stock, $.01 par value; $300 stated
    value; 10,000 shares authorized; 6,667 shares issued and outstanding                   2,000             2,000

Stockholders' equity:
    Series A and B Convertible Preferred Stock, $.01 par value;
      105,000 shares authorized; 103,461 shares issued and
      outstanding                                                                              1                 1
    Common Stock, $.01 par value; 300,000 shares authorized;
      110,168 and 72,828 shares issued and outstanding, respectively                           1                 1
    Additional paid-in capital                                                            20,684            10,724
    Retained deficit                                                                      (7,110)           (3,929)
                                                                                  ----------------  ----------------
      Total stockholders' equity                                                          13,576             6,797
                                                                                  ----------------  ----------------
        Total liabilities and stockholders' equity                                $       90,855    $       82,102
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

ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)
-------------------------------------------------------------------------------


                                                                                             YEAR ENDED
                                                                                            SEPTEMBER 30,
                                                                                  ----------------------------------
                                                                                        1999              1998
                                                                                  ----------------  ----------------
Telecommunications revenues                                                       $      116,526    $      117,700
Cost of revenues                                                                          83,310            89,812
                                                                                  ----------------  ----------------
    Gross profit                                                                          33,216            27,888

Operating expenses:
    Selling, general and administrative                                                   18,928            13,430
    Provision for doubtful accounts                                                        7,588             8,380
    Depreciation and amortization                                                          6,196             3,793
    Provision for restructuring costs, net                                                   250                 -
    Write-off of deferred offering costs                                                       -             1,197
                                                                                  ----------------  ----------------
      Total operating expenses                                                            32,962            26,800
                                                                                  ----------------  ----------------

Income from operations                                                                       254             1,088

Other income (expense):
    Interest expense                                                                      (3,313)           (2,215)
    Interest income                                                                          194               173
                                                                                  ----------------  ----------------
      Total other expense                                                                 (3,119)           (2,042)
                                                                                  ----------------  ----------------

Loss before provision for income taxes                                                    (2,865)             (954)

Provision (benefit) for income taxes:
    Current                                                                                 (136)              136
    Deferred                                                                                (579)             (358)
                                                                                  ----------------  ----------------
      Total benefit for income taxes                                                        (715)             (222)
                                                                                  ----------------  ----------------

Net loss                                                                                  (2,150)             (732)
Preferred dividend requirements                                                           (1,031)           (1,070)
                                                                                  ----------------  ----------------
Net loss applicable to common stockholders                                        $       (3,181)   $       (1,802)
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

ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS)
-------------------------------------------------------------------------------


                                       SERIES A                       SERIES B
                                     CONVERTIBLE                     CONVERTIBLE
                                   PREFERRED STOCK                  PREFERRED STOCK                     COMMON STOCK
                           ------------------------------     -----------------------------     -----------------------------
                              SHARES            AMOUNT           SHARES           AMOUNT          SHARES            AMOUNT
                           ------------      ------------     ------------     ------------     ------------     ------------
Balances at
    September 30, 1997              100      $          1                5     $         --               55     $          1

Issuance of common
    stock                            --                --               --               --               16               --

Conversion of
    preferred stock                  (2)               --               --               --                2               --

Preferred dividend
    requirements                     --                --               --               --               --               --

Cancellation of
    stock subscription
    receivable                       --                --               --               --               --               --

Net loss                             --                --               --               --               --               --
                           ------------      ------------     ------------     ------------     ------------     ------------

Balances at
    September 30, 1998               98                 1                5               --               73                1

Issuance of common
    stock                            --                --               --               --               29               --

Conversion of
    subordinated notes               --                --               --               --                8               --

Preferred dividend
    requirements                     --                --               --               --               --               --

Net loss                             --                --               --               --               --               --
                           ------------      ------------     ------------     ------------     ------------     ------------

Balances at
    September 30, 1999               98      $          1                5     $         --              110     $          1
                           ============      ============     ============     ============     ============     ============




                             ADDITIONAL         STOCK
                              PAID-IN        SUBSCRIPTION        RETAINED
                              CAPITAL         RECEIVABLE         DEFICIT             TOTAL
                           ------------      ------------      ------------      ------------
Balances at
    September 30, 1997     $      7,810      $     (2,000)     $     (2,127)     $      3,685

Issuance of common
    stock                         2,914                --                --             2,914

Conversion of
    preferred stock                  --                --                --                --

Preferred dividend
    requirements                     --                --            (1,070)           (1,070)

Cancellation of
    stock subscription
    receivable                       --             2,000                --             2,000

Net loss                             --                --              (732)             (732)
                           ------------      ------------      ------------      ------------

Balances at
    September 30, 1998           10,724                --            (3,929)            6,797

Issuance of common
    stock                         7,274                --                --             7,274

Conversion of
    subordinated notes            2,686                --                --             2,686

Preferred dividend
    requirements                     --                --            (1,031)           (1,031)

Net loss                             --                --            (2,150)           (2,150)
                           ------------      ------------      ------------      ------------

Balances at
    September 30, 1999     $     20,684      $         --      $     (7,110)     $     13,576
                           ============      ============      ============      ============





              The accompanying notes are an integral part of these consolidated financial statements.

ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

-------------------------------------------------------------------------------------------------------------------

                                                                                            YEAR ENDED
                                                                                           SEPTEMBER 30,
                                                                                 ----------------------------------
                                                                                      1999              1998
                                                                                 ----------------  ----------------
Cash flows from operating activities:
    Net loss                                                                     $        (2,150)  $          (732)
    Adjustments to reconcile net loss to net cash provided by
      operating activities:
        Depreciation and amortization                                                      6,196             3,793
        Provision for doubtful accounts                                                    7,588             8,380
        Provision for restructuring costs, net                                               250                 -
        Other                                                                                189               127
        Changes in operating assets and liabilities, net of effect of acquisitions:
             (Increase) decrease in restricted cash                                        3,718            (3,718)
             Increase in accounts receivable                                             (12,437)          (15,641)
             (Increase) decrease in accounts receivable from related parties               1,434            (3,296)
             Increase in other current assets                                             (1,603)           (2,647)
             Increase in other assets                                                       (380)             (375)
             Increase (decrease) in trade accounts payable
               and other accrued liabilities                                              (2,250)            4,695
             Increase (decrease) in accrued telecommunication costs                       (1,652)            4,142
             Increase in accrued payables to related parties                               2,412             1,559
             Increase in deferred revenue                                                  1,520               553
             Increase (decrease) in accrued salaries, wages, and other
               employee expenses                                                            (361)              367
                                                                                 ----------------  ----------------

                  Net cash provided by (used in) operating activities                      2,474            (2,793)
                                                                                 ----------------  ----------------

Cash flows from investing activities:
    Purchase of Comdata                                                                   (2,800)                -
    Purchase of other prepaid operations                                                    (965)           (5,475)
    Purchases of property and equipment                                                   (4,078)           (5,970)
    Sale of assets                                                                         1,000             2,750
    Purchase of WorldCom Assets                                                                -              (235)
    Purchase of Interlink, net of cash                                                         -            (5,743)
    Purchase of Intellicall Prepaid Operations                                                 -            (2,026)
                                                                                 ----------------  ----------------

                  Net cash used in investing activities                                   (6,843)          (16,699)
                                                                                 ----------------  ----------------

Cash flows from financing activities:
    Net proceeds from credit facility                                                      1,466            16,449
    Proceeds from borrowing on long-term debt                                              1,500             3,521
    Repayments of borrowings on long-term debt                                            (2,892)           (1,134)
    Payments on capital leases                                                              (704)             (263)
    Dividends paid                                                                        (1,031)           (1,073)
    Proceeds from issuance of stock                                                        7,143                 -
    Proceeds from sales-leaseback of equipment                                                 -             2,378
                                                                                 ----------------  ----------------

                  Net cash provided by financing activities                                5,482            19,878
                                                                                 ----------------  ----------------

Net increase in cash and cash equivalents                                                  1,113               386
Cash and cash equivalents at beginning of period                                             744               358
                                                                                 ----------------  ----------------

Cash and cash equivalents at end of period                                       $         1,857   $           744
                                                                                 ================  ================


                         See Notes 3, 6, 9 and 10 for supplementary disclosures

        The accompanying notes are an integral part of these consolidated financial statements.


ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1.    DESCRIPTION OF BUSINESS AND ORGANIZATION

      ILD Telecommunications, Inc. and its subsidiaries ("ILD" or the "Company") is a nationwide facilities-based provider of prepaid phone services and telecommunications outsourcing services. The Company offers prepaid services through prepaid calling cards to individual consumers nationwide through vending and over-the-counter retail outlets and the Internet. ILD offers a broad range of outsourcing services including operator services, billing and collection services and traditional long distance services. The core of ILD's outsourced services is operator services consisting of operator assisted (auto and live) calls and long-distance services that are processed through its state-of-the-art call centers and switch-based network. Customers served are generally grouped in the following categories: hospitality, payphone, correctional, interexchange carriers ("IXCs"), Regional Bell Operating Companies ("RBOCs") and other long-distance providers.

      In May 1999, the Company acquired all of the outstanding common stock of Calling Products & Debit Cards, L.L.C. ("Comdata") (see Note 3), a provider of prepaid long distance calling cards. The acquisition expanded the Company's prepaid calling card vending distribution primarily in the trucking industry.

      In January 1998, the Company acquired the prepaid service operations of Intellicall, Inc. ("Intellicall") (see Note 3). This acquisition expanded the Company's prepaid calling card distribution channels and increased the volume of minutes over ILD's network.

      In December 1997, the Company acquired all of the outstanding common stock of Interlink Telecommunications, Inc. ("Interlink") (see Note 3), a facilities-based reseller of long distance services and provider of enhanced services including prepaid calling cards, prepaid local service and operator services. Interlink provided the Company with the infrastructure for offering prepaid phone services.

      The Company was formed in April 1996 and commenced operations on May 10, 1996 when Intellicall entered into an agreement with certain investor groups to create ILD. Intellicall transferred ownership in its wholly-owned subsidiary, Intellicall Operator Services, Inc. ("IOS") and the activities of the long distance resale division of Intellicall to the Company in exchange for $2,000,000 cash, a $1,000,000 convertible subordinated note, and Series B Preferred and Common Stock representing approximately 72.5% of the voting stock of the Company. The consideration was treated as a dividend to Intellicall and was reflected as a reduction of retained earnings. The other investor groups collectively purchased $2,000,000 of Common Stock, representing approximately 27.5% of the voting stock of the Company, and purchased $1,000,000 of the Company's subordinated convertible notes. At September 30, 1999, Intellicall holds stock representing 34.3% of the voting stock of the Company. The decrease in Intellicall's ownership in the Company is primarily related to issuance of the Company's stock in connection with acquisitions and the sale of a portion of the Company's stock held by Intellicall to third-party investors.

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

      FINANCIAL INSTRUMENTS

      The fair market value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company believes that the fair values of financial instruments at September 30, 1999 and 1998 approximate their recorded values. The fair values of cash and cash equivalents, restricted cash, accounts receivable, accounts receivable from affiliates, trade accounts payable and other accrued liabilities, accrued telecommunication costs, accrued salaries, wages and other employee expenses, and accrued payables to affiliates approximate cost because of the immediate or short-term maturity of these financial instruments. The fair value of long-term obligations, including current maturities, with no quoted market prices has been estimated based on the current rates offered to the Company for similar types of borrowing arrangements with comparable terms and maturities. The fair values of the Series B-2 and B-3 Redeemable Preferred Stock and the Series A and B Convertible Preferred Stock are estimated at the related carrying values as such stock is not traded in the open market and market prices are not readily available.

      BUSINESS AND CREDIT CONCENTRATIONS

      In the normal course of business, the Company extends unsecured credit to its customers. Management has provided an allowance for doubtful accounts to provide for amounts which may eventually become uncollectible and to provide for any disputed charges. One customer accounted for approximately 13% of total consolidated revenues for the year ended September 30, 1999, and two customers accounted for approximately 13% and 11%, respectively, of total consolidated revenues for the year ended September 30, 1998.

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

ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

      The balance in restricted cash is affected by the timing of LEC receipts as well as the timing of customer advances. Customer advances at September 30, 1999 and 1998, were approximately $2,600,000 and $850,000, respectively. This increase in advances, as well as delayed receipts from the Company's largest LEC, affected the balance of restricted cash at September 30, 1999.

      PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost. Depreciation and amortization for financial statement purposes are provided by the straight-line method over the estimated useful lives of the depreciable assets. Maintenance and repairs are expensed as incurred while replacements and betterments are capitalized.

      EXCESS OF COST OVER NET ASSETS ACQUIRED

      Excess of cost over net assets acquired reflects the acquired cost of goodwill, customer contracts, noncompete agreements, other intangibles, and related items. These items are being amortized by the straight-line method over their estimated useful lives, ranging from 2 to 25 years. In accordance with the provisions of Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF ("FAS 121"), it is the Company's policy to review long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the event that total assets (including property and equipment) are found to be stated at amounts in excess of estimated future cash flows, the assets are adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets. The Company's policy with respect to intangible assets, including goodwill, is to compare the carrying value of such assets to the estimated fair market value of these assets. In cases where the carrying value exceeds the estimated fair market value, impairment charges are taken.

      Based on its most recent analysis, the Company believes no impairment of such assets existed at September 30, 1999.

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

ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

      The Company pays commissions to certain locations where prepaid calling cards are sold through vending machines. Such commissions are included in cost of revenues in the period the prepaid calling card is sold.

      ADVERTISING COSTS

      Advertising costs are expensed in the period incurred. Advertising expense for the years ended September 30, 1999 and 1998 were $958,000 and $287,000, respectively.

      ACCOUNTING FOR STOCK-BASED COMPENSATION

      Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("FAS 123"), requires the fair value of stock options and other stock-based compensation issued to employees to either be included as compensation expense in the income statement, or the pro forma effect on net income and earnings per share of such compensation expense to be disclosed in the footnotes to the Company's financial statements. The Company has adopted FAS 123 on a disclosure basis only. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"), and related interpretations.

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

      RECLASSIFICATIONS

      Certain prior year amounts have been reclassified to conform with the current year presentation.

ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      During June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137 ("FAS 137"), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES -- DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT 133 ("FAS 133"). FAS 137 defers the effective date of FAS 133 to fiscal 2001. Management is evaluating FAS 133 and does not believe that adoption of the Statement will have a material impact on its financial statements.

3.    ACQUISITIONS

      Effective May 15, 1999, the Company acquired all of the outstanding common stock of Calling Products & Debit Cards, L.L.C. ("Comdata"), a provider of prepaid calling cards. Comdata is located in Nashville, Tennessee and principally serves the southeastern United States. The acquisition of Comdata common stock was accomplished by payment of the following consideration: (i) $2,400,000 in cash and (ii) $3,120,000 in the form of a promissory note payable due $100,000 monthly from July 1999 through December 1999, $1,470,000 in December 1999, and $1,050,000 in December 2000 with interest at 7.5% per annum. The Company capitalized $40,000 of transaction costs related to the acquisition in excess of cost over net assets acquired.

      The financial statements reflect the preliminary allocation of the purchase price. The Company has contingencies in the amount of $980,000 which could be payable to the seller if certain customer contracts are renewed, or if certain revenue levels are attained. Accordingly, in fiscal year 2000, goodwill associated with the acquisition may increase.

      Effective January 1, 1998, the Company acquired the prepaid service operations of Intellicall, Inc. ("Intellical Prepaid Operations") by payment of the following consideration: (i) $2,000,000 in cash, (ii) cancellation of a note receivable in the original principal amount of $2,000,000 reflected as stock subscription receivable as of September 30, 1997, which amount was recorded upon the sale of 18,349 shares of Common Stock at $109 per share in September 1997, and (iii) $1,000,000 in the form of a promissory note due no later than December 31, 1998.

      Effective December 15, 1997, the Company acquired all of the outstanding common stock of Interlink Telecommunications, Inc. ("Interlink"), a facilities-based reseller of long distance services and provider of enhanced services including prepaid calling cards, prepaid local service and operator services. Interlink was located in Atlanta, Georgia and principally serves the southeastern United States.

      The acquisition of Interlink common stock was accomplished by payment of the following consideration: (i) $2,000,000 in cash, (ii) $2,700,000 in the form of a promissory note payable due $1,800,000 on December 31, 1997 and $900,000 on March 31, 1998 bearing no interest, (iii) $1,000,000 in the form of a promissory note payable due $250,000 on a quarterly basis commencing September 30, 1998 with interest at 9% per annum also payable quarterly, (iv) 16,117 shares of the Company's Common Stock valued at $175 per share, (v) 6,667 shares of the Company's Series B-3 Redeemable Preferred Stock which has a stated value of $300, and (vi) a five year consulting agreement for $850,000 payable $425,000 on June 1, 1998 and $425,000 on June 1, 1999. The consulting agreement is being amortized on a straight-line basis

ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

      over a period of five years. The Company capitalized $371,000 of transaction costs related to the acquisition in excess of cost over net assets acquired.

      The Company has acquired several smaller prepaid operations in 1999 and 1998 for aggregate purchase prices of approximately $735,000 and $6,653,000, respectively. The purchase prices in 1999 include $285,000 of cash, and $450,000 of notes payable due $50,000 on April 19, 1999 and $400,000 payable quarterly with interest commencing on June 15, 1999. The purchase prices in 1998 include 286 shares of the Company's Common Stock valued at $325 per share, a contingent earn-out agreement that was settled by the payment of $425,000 and issuance of 500 shares of the Company's Common Stock valued at $325 per share, and a $250,000 note payable due January 1, 1999.

      The acquisitions were accounted for using the purchase method of accounting whereby the excess purchase price over the net assets acquired has been recorded based upon the fair values of assets acquired and liabilities assumed. The Company's consolidated statements of operations include the results of the operations of the acquisitions since their respective effective acquisition dates.

      The approximate fair values of accounts receivable, property and equipment and other assets acquired and current and long-term liabilities assumed at the effective dates of all of the acquisitions combined were $624,000, $1,348,000, $75,000, $113,000 and $0, respectively in 1999, and were $1,716,000, $2,182,000, $940,000, $5,158,000 and $928,000,
      respectively in 1998.

      A summary of the acquisitions excess of cost over net assets acquired for financial reporting purposes is as follows (in thousands):

                                                               SEPTEMBER 30,
                                                       ----------------------------
                                                            1999           1998
                                                       -------------   ------------

       Goodwill                                        $     36,941    $     32,936
       Customer contracts                                     6,169           5,447
       Noncompete agreements                                  3,726           2,000
       Other                                                  1,100           1,449
                                                       -------------   ------------
                                                             47,936          41,832
       Accumulated amortization                              (5,826)         (2,265)
                                                       ------------    ------------
       Total excess of cost over net assets acquired   $     42,110    $     39,567
                                                       ============    ============

      The following unaudited pro forma combined results of operations of the Company assume that the Interlink and Comdata acquisitions were completed on October 1, 1997. These pro forma amounts represent historical operating results of these acquisitions combined with those of the Company with appropriate adjustments to give effect to interest expense, depreciation and amortization expense and preferred dividend requirements. These pro forma amounts are not necessarily indicative of consolidated operating results which would have been included in the operations of the Company during the periods presented, or which may result in the future, because those amounts do not reflect full transmission and switched service cost optimization, and the synergistic

ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

      effect on operating, selling, general and administrative expenses nor do the amounts reflect any higher costs associated with unanticipated integration or other organizational activities the Company may be forced to undertake as a result of the acquisitions (in thousands):

                                                              YEAR ENDED
                                                             SEPTEMBER 30,
                                                    ------------------------------
                                                        1999              1998
                                                    -------------     ------------

      Revenues                                      $    119,981      $    125,621

      Net loss                                      $     (2,101)     $       (855)

      Net loss applicable to common stockholders    $     (3,132)     $     (1,950)


      The revenue and net income (loss) provided by the other smaller prepaid acquisitions are not significant to the Company's operations.

4.    PROPERTY AND EQUIPMENT

      Property and equipment consist of the following (in thousands):

                                                             SEPTEMBER 30,
                                                  ----------------------------------
                                                       1999              1998             LIFE
                                                  ----------------  ----------------  ----------------

      Switching and other network equipment       $         6,360   $         3,838       5 years
      Computer equipment and software                       3,123             2,277       5 years
      Prepaid calling card vending machines                 5,104             3,343       5 years
      Furniture, fixtures and other equipment               3,675             2,806       5 years
                                                   ----------------  ----------------
                                                           18,262            12,264
      Accumulated depreciation and amortization            (3,663)           (1,496)
                                                   ----------------  ----------------
      Total property and equipment                $        14,599   $        10,768
                                                   ================  ================

      Switching and other network equipment totaling $1,989,000 and $2,687,000 were acquired under capital leases in the year ended September 30, 1999 and 1998, respectively. Accumulated amortization for switching and other network equipment under capital leases was $869,000 and $265,000 at September 30, 1999 and 1998, respectively. The Company has the option to purchase this equipment upon expiration of the leases. Total depreciation and amortization expense related to property and equipment, including equipment under capital leases, charged to income for the years ended September 30, 1999 and 1998 was $2,624,000 and $1,446,000, respectively.

ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

5.    ACCRUED TELECOMMUNICATION COSTS

      Accrued telecommunication costs consist of the following (in thousands):

                                                         SEPTEMBER 30,
                                                -----------------------------
                                                    1999              1998
                                                ------------     ------------

      Transmission                              $      5,869     $      6,100
      Customer commissions payable                     2,273            2,955
      Other                                            2,092            2,831
                                                ------------     ------------
      Total accrued telecommunications costs    $     10,234     $     11,886
                                                ============     ============


6.    LONG-TERM OBLIGATIONS

      Long-term obligations consist of the following (in thousands):

                                                                             SEPTEMBER 30,
                                                                    -------------------------------
                                                                        1999             1998
                                                                    --------------  ---------------

      Senior secured notes to investors due in May 2001
        with interest payable monthly at 13.5% per annum            $       2,000   $        2,000

      Convertible subordinated notes to investors due in
        May 2001 with interest payable quarterly at 10% per annum           2,000            2,000

      Senior secured term note payable to a bank                            2,700            3,900

      Senior secured revolving credit facility payable to a bank           18,479           17,013

      Subordinated promissory note to related party
        due December 31, 1998                                                 850            1,000

      Capital lease obligations                                             3,909            2,498

      Promissory note secured by equipment, payable
        in monthly installments to July 2003 with interest
        at 11% per annum                                                      805              950

      Promissory note secured by equipment, payable in
        monthly installments to June 2003 with interest
        at 12% per annum                                                    1,426                -

      Subordinated promissory note to acquiree with
        interest payable at 7.5%                                            2,720                -

      Subordinated promissory note to acquiree payable
        in quarterly installments to March 15, 2000
        with interest at 7% per annum                                         200                -

      Subordinated promissory note to officer due on
        June 30, 1999 with interest due quarterly at 9% per annum               -              750

      Subordinated convertible notes to shareholders with
        interest due quarterly at 15% per annum                                 -            2,536


ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

                                                          SEPTEMBER 30,
                                                 -----------------------------
                                                      1999            1998
                                                 -------------   -------------

      Other                                      $         425   $         690
                                                 -------------   -------------

                                                        35,514          33,337
      Less current maturities:
        Long term debt                                  (5,145)         (3,250)
        Capital lease obligations                       (1,060)           (660)
        Other                                             (425)           (690)
      Less unamortized debt discount                         -             (23)
                                                 -------------   -------------

      Long-term portion                          $      28,884   $      28,714
                                                 =============   =============

      On August 29, 1997, the Company obtained a $5,000,000 senior secured term loan facility and a $20,000,000 senior secured revolving credit facility (subject to borrowing availability) from Bank of America (formerly NationsBank) to facilitate acquisitions and to provide working capital for operations. At September 30, 1999, $2,700,000 of the senior secured term loan facility was outstanding and $18,479,272 of the $20,000,000 senior secured revolving credit facility was outstanding. Unused borrowing availability under the senior secured revolving credit facility was approximately $690,000 at September 30, 1999. The borrowings under these credit facilities are secured by principally all of the assets of the Company.

      The senior secured term loan facility bears interest at prime plus 2.5% (10.75% at September 30, 1999) per annum and is payable monthly. Principal payments are due in quarterly installments of $300,000 through December 31, 1999, quarterly installments of $420,000 through September 30, 2000, and a final payment of $840,000 on October 31, 2000.

      The senior secured revolving credit facility has a maximum availability of $20,000,000, with borrowings based on 85% of eligible receivables minus certain reserves. This facility matures on October 31, 2000. Borrowings under this facility bear interest at a floating rate from the bank's prime rate to .5% above the bank's prime rate (8.75% at September 30, 1999) depending upon the ratio of senior funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). At the Company's option, the interest rate on additional advances may be fixed at a floating rate ranging from 2.25% to 2.75% above the London Interbank Offered Rate ("LIBOR"), subject to certain minimum amounts and duration of borrowings, which is also dependent upon the ratio of senior funded debt to EBITDA. There were no LIBOR borrowings outstanding at September 30, 1999.

      The credit facilities agreement contains covenants which, among other restrictions, (i) require the Company to satisfy certain financial ratios related to senior funded debt to EBITDA, minimum net worth and minimum fixed charge coverage; (ii) limit the Company's ability to incur indebtedness; (iii) limit investments and capital expenditures; (iv) limit operating leases; (v) limit mergers, consolidation or sale of assets; (vi) limit liens; (vii) require the Company to maintain minimum availability under the revolving credit facility of not less than $500,000; (viii) require the Company to maintain a positive net income in the 1997 fiscal year; and (ix) prohibit the payment

ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

       of dividends without the prior written consent of the lender when dividends paid, together with interest paid on the convertible subordinated debt, exceed $1,900,000 in the aggregate in any fiscal year.

       At September 30, 1999, the Company was not in compliance with the senior funded debt to EBITDA ratio and fixed charge coverage ratio contained in the senior credit agreement. On March 31, 2000 and May 31, 2000, the Company entered into amendments with the bank whereby the bank waived any covenant violation that existed through and including December 31, 1999. The Company was in compliance with all covenant requirements at March 31, 2000 and expects to be in compliance with all future measurement dates. Under these amendments, the Company was required to pay one-time amendment fees to the bank of $50,000 and an additional $25,000 fee for each 60-day period subsequent to May 31, 2000 during which the credit facilities remain outstanding. Additionally, the bank amendments eliminated the Company's option to fix interest rates on the senior secured revolving credit facility at LIBOR plus an applicable margin and extended the maturity date of the credit facilities to October 31, 2000. At that date, the Company must either negotiate an additional extension with the bank or secure a new credit facility from another lender.

       In 1996, $2,000,000 of senior secured notes were issued with a Common Stock purchase warrant exercisable into 7,239 shares of stock at $0.01 per share. These notes are subordinated to the senior secured term loan and senior secured revolving credit facility. Under the terms of the senior secured notes, the Company may not pay dividends without the prior written consent of the lenders, although dividends may be paid to the holders of the Series B Convertible Preferred Stock as long as the Company is not in default under the notes.

       The $2,000,000 of convertible subordinated notes are convertible into Common Stock at the rate of one share of Common Stock of the Company for each $90 of principal then due the holder. In March 2000, $1,000,000 of the convertible subordinated notes were converted into 11,111 shares of Common Stock of the Company.

       The $2,536,000 subordinated convertible notes to shareholders were issued to facilitate the acquisition of a prepaid operations company. The notes were converted at December 31, 1998 into Common Stock at the rate of one share of Common Stock of the Company for each $325 of principal plus accrued interest then due the holder.

       The subordinated promissory note to a related party was issued as a portion of the consideration paid in the acquisition of the Intellicall Prepaid Operations. The remaining balance of this note is classified as current as the Company intends to repay the obligation during fiscal 2000.

       The $2,720,000 subordinated promissory note to acquiree was issued as a portion of the consideration paid in the acquisition of Comdata. The note requires monthly principal payments of $100,000 (with interest) from July 1999 to December 1999. In addition to the monthly payments, two additional principal payments of $1,470,000 and $1,050,000 are due on December 31, 1999 and December 31, 2000, respectively.

ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

       The aggregate maturities of long-term obligations over the next five years as adjusted for the March 2000 and May 2000 credit agreement amendments are (in thousands) $6,630, $25,939, $1,807, $1,087 and $52, respectively.

ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

       Interest paid during the years ended September 30, 1999 and 1998 was $3,085,000 and $2,151,000, respectively.

7.     CAPITAL STOCK

       Each share of the Series A Convertible Preferred Stock has a stated value of $72.69 and entitles the holder to convert it into one share of Common Stock. Voting rights are the same as for common stockholders, no preferences exist except over Common Stock, and holders are not entitled to receive dividends. In 1998, the holder of the Series A Convertible Preferred Stock converted 1,539 shares into 1,539 shares of the Company's Common Stock.

       Each share of the Series B Convertible Preferred Stock has a stated value of $100 and entitles the holder to receive an annual cumulative dividend of 9%, payable quarterly. The Company has the right to call the Series B Convertible Preferred Stock at its discretion and if not called within three years of issuance, the shares are convertible at the option of the holder into Common Stock at the rate of $90 per common share. The Series B Convertible Preferred Stock has a put provision providing the holder the right to force repurchase if the Company raises at least $5,000,000 through either a debt or equity public offering. Series B Convertible Preferred Stock is nonvoting, but has preference over Common Stock and Series A Convertible Preferred Stock with respect to liquidation and dividend rights. In January 2000, the Company redeemed 2,000 shares of Series B Convertible Preferred Stock for $200,000.

       Each share of the Series B-2 Redeemable Preferred Stock has a stated value of $100 and entitles the holder to receive an annual cumulative dividend of 8.50%, payable semiannually. The redemption amount of the Series B-2 Redeemable Preferred Stock is equivalent to the stated value plus any additional dividends accrued at the date of redemption. Subject to certain restrictions in loan agreements, each holder has the right, commencing on the fifth anniversary date after issuance, to require the Company to purchase the holder's shares at the stated value of $100 per share plus any additional dividends accrued at the date of redemption, making it mandatorily redeemable. The Company, at its discretion, has the right to purchase the holder's shares at the stated value of $100 per share for all shares not previously purchased. Series B-2
       Redeemable Preferred Stock is nonvoting, but has preference over Common Stock and Series A Convertible Preferred Stock with respect to liquidation and dividend rights.

       Each share of the Series B-3 Redeemable Preferred Stock has a stated value of $300 and entitles the holder to receive an annual cumulative dividend of 6.00%, payable quarterly. The redemption amount of the Series B-3 Redeemable Preferred Stock is equivalent to the stated value plus any additional dividends accrued at the date of the redemption. Subject to certain restrictions in loan agreements, each holder has the right, commencing on the fifth anniversary date after issuance, to require the Company to purchase the holder's shares at the stated value of $300 per share plus any additional dividends accrued at the date of redemption, making it mandatorily redeemable. The Company, at its discretion, has the right to purchase the holder's shares at the stated value of $300 per share for all shares not previously purchased. Series B-3 Redeemable Preferred Stock is nonvoting, but has preference over Common Stock and Series A Convertible Preferred Stock with respect to liquidation and dividend rights.

ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

       In 1996, the Company issued the holders of the convertible subordinated notes a common stock purchase warrant exercisable into 7,239 shares of Common Stock at $.01 per share which expires on June 30, 2001, unless exercised earlier. The Company also issued a stockholder a common stock purchase warrant exercisable into 6,000 shares of Common Stock at $90 per share which expires on June 30, 2001, unless exercised earlier.

8.     STOCK OPTIONS

       The Company maintains an Incentive Stock Option ("ISO") Plan and a Nonincentive Stock Option ("NSO") Plan under which 66,900 options to purchase shares of Common Stock may be granted to directors, officers and employees. Options under the plans have a five-year term. Options granted in 1996 vested immediately. Options granted in 1997 vest ratably over a three-year period. Options granted in 1998 vest from immediately upon issuance to over a three-year period. The exercise price of the options granted under the plans is not less than the fair market value of the stock on the dates the options were granted. Accordingly, no compensation expense is recognized by the Company with respect to such grants.

       Pro forma information regarding net income (loss) is required by FAS 123 and has been determined as if the Company had accounted for its directors, officers and employee stock options under the fair value method of that statement. There were no options granted or exercised in 1999. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998: no dividend yield; expected volatility of 21.72%; risk-free interest rates of 5.54%; and expected lives of five years.

       For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information for the years ended September 30 is as follows (in thousands):



                                          1999                                1998
                             ------------------------------      ------------------------------
                             AS REPORTED        PRO FORMA        AS REPORTED        PRO FORMA
                             ------------      ------------      ------------      ------------
Net loss applicable
  to common stockholders     $    (3,181)      $    (3,754)      $    (1,802)      $    (2,909)
                             ============      ============      ============      ============




       The effects of applying FAS 123 in this pro forma disclosure are not indicative of future amounts as FAS 123 does not consider additional awards anticipated in the future.

ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

       A summary of options granted and outstanding under the plans for the years ended September 30 is summarized below:


                                                      1999                                     1998
                                       ------------------------------------     ------------------------------------
                                                                WEIGHTED                                 WEIGHTED
                                                                AVERAGE                                  AVERAGE
                                                                EXERCISE                                 EXERCISE
                                           OPTIONS               PRICE               OPTIONS              PRICE
                                       ---------------      ---------------     ---------------      ---------------
Outstanding at beginning of period              56,650      $        125.50              35,400      $         53.84
  Granted                                           --                   --              21,550               243.91
  Exercised                                         --                   --                  --                   --
  Forfeited                                       (500)              175.00                (300)              175.00
                                       ---------------      ---------------     ---------------      ---------------

Outstanding at end of period                    56,150      $        125.06              56,650      $        125.50
                                       ===============                          ===============

Exercisable at end of period                    44,192      $        110.11              32,483      $         85.93
                                       ===============                          ===============

Weighted average fair value
  of options granted during period                          $            --                          $         76.58




       The following table summarizes information about options outstanding under the plans at September 30, 1999:



                                          OPTIONS OUTSTANDING
                           ---------------------------------------------------
                                                                                         OPTIONS EXERCISABLE
                                                 WEIGHTED                       ------------------------------------
                                                 AVERAGE         WEIGHTED                              WEIGHTED
                                                REMAINING         AVERAGE                              AVERAGE
             RANGE OF          OPTIONS         CONTRACTUAL       EXERCISE           OPTIONS            EXERCISE
              PRICES         OUTSTANDING          LIFE             PRICE          EXERCISABLE           PRICE
        ------------------ ----------------  ---------------- ----------------  -----------------  -----------------
        $          24.20            20,900              1.63  $         24.20             20,900   $          24.20
        $     90.00-109.00          14,500              2.81  $         96.55              9,667   $          96.55
        $         175.00            10,850              3.08  $        175.00              6,675   $         175.00
        $         325.00             9,900              3.75  $        325.00              6,950   $         325.00




9.     RESTRUCTURING COSTS

       In the fourth quarter of fiscal 1999, the Company initiated restructuring plans to consolidate two operator call center facilities into a single facility in San Antonio, Texas, to reorganize its management information systems ("MIS") operations to eliminate duplicate tasks and personnel, and to consolidate switching facilities. As a result of these actions, the Company incurred a net restructuring charge of $250,000 in 1999. The restructuring charge includes approximately $675,000 primarily for severance and termination benefits for 64 operator center and MIS employees and $150,000 for physical facility abandonment net of a $575,000 gain on disposition of certain assets.

       At September 30, 1999, the accompanying consolidated financial statements reflect $825,000 of accrued restructuring costs classified in accounts payable and accrued liabilities.

ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


10.    INCOME TAXES

       The components of the income tax provision (benefit) were (in thousands):



                                                                               YEAR ENDED
                                                                              SEPTEMBER 30,
                                                                  ------------------------------------
                                                                          1999               1998
                                                                  -----------------  -----------------
        Current provision (benefit):
             Federal                                              $           (121)  $            121
             State                                                             (15)                15
                                                                  -----------------  -----------------
                                                                              (136)               136
                                                                  -----------------  -----------------

        Deferred provision (benefit):
             Federal                                                          (611)              (338)
             State                                                              32                (20)
                                                                  -----------------  -----------------
                                                                              (579)              (358)
                                                                  -----------------  -----------------
        Provision (benefit) for income taxes                      $           (715)  $           (222)
                                                                  =================  =================




       The following is a reconciliation of the provision (benefit) for income taxes at the statutory federal income tax rate to the income taxes reflected in the consolidated statements of operations (in thousands):



                                                                               YEAR ENDED
                                                                              SEPTEMBER 30,
                                                                  ------------------------------------
                                                                          1999               1998
                                                                  -----------------  -----------------
        Income tax expense at the statutory rate (34%)            $           (974)  $           (324)
        Permanent differences                                                  183                106
        State income taxes, net of federal income tax benefit                   21                 (3)
        Other                                                                   55                 (1)
                                                                  -----------------  -----------------
        Provision (benefit) for income taxes                      $           (715)  $           (222)
                                                                  =================  =================



ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

       The components of the net deferred tax assets were (in thousands):


                                                                SEPTEMBER 30,
                                                     -----------------------------------
                                                          1999                1998
                                                     ---------------     ---------------
       Deferred tax assets:
          Bad debt reserves                          $           349     $           788
          Net operating loss carryforwards                     1,187                 252
          Other reserves and accruals                            355                 236
          AMT credit carryforwards                                56                 176
                                                     ---------------     ---------------
          Total gross deferred tax assets                      1,947               1,452

       Deferred tax liabilities:
          Depreciation and amortization                          919               1,000
                                                     ---------------     ---------------
            Total gross deferred tax liabilities                 919               1,000
                                                     ---------------     ---------------
       Net deferred tax assets                       $         1,028     $           452
                                                     ===============     ===============




       The Company files a consolidated tax return and reports on a calendar year basis the results of its operations for federal and state income tax purposes. The Company has requested and received permission from the Internal Revenue Service to change its tax year-end to September 30.

       At September 30, 1999 and 1998, the Company had net operating loss carryforwards of approximately $3,500,000 and $741,000, respectively, for federal income tax purposes of which approximately $482,000 represents net operating losses acquired as a result of the acquisition of a prepaid operations company. The net operating loss carryforwards begin to expire in 2010. Utilization of the net operating loss carryforwards may be limited by the separate return loss year rules and could be affected by ownership changes which have occurred or could occur in the future. In addition, at September 30, 1999 and 1998, the Company has a minimum tax credit carryforward of $56,000 and $176,000, respectively, of which approximately $13,000 and $13,000, respectively represents credits acquired as a result of the acquisition of a prepaid operations company. This credit may be carried forward indefinitely.

       A valuation allowance has not been established, as management believes it is more likely than not that the net deferred tax asset will be realized.

       Income tax paid during the years ended September 30, 1999 and 1998 was $0 and $460,000, respectively.

11.    BENEFIT PLAN

       The Company adopted a 401(k) Retirement Plan (the "401(k) Plan") effective September 1, 1997. Employees may elect to reduce their compensation and contribute to the 401(k) Plan provided they have completed six consecutive months of employment and reached the age of twenty and one-half. Each employee may defer up to 15% of their salary not to exceed the limit allowable by law in any one year. The Company matches up to 100% of the first 3% of the employee's annual compensation contributed to the 401(k) Plan. Vesting is 25% per year of service and the employee

ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

       is credited with a year of service if they have completed at least 1,000 hours of service. Employer contributions totaled $166,000 and $147,000 for the years ended September 30, 1999 and 1998, respectively. Distributions from the 401(k) Plan are not permitted before the age of 65 except in the event of death, disability, or termination of employment, except in the case of early retirement.

12.    LEASES

       The Company leases office space and certain equipment under operating leases. Future minimum rental commitments under noncancelable operating leases are (in thousands):



           YEAR ENDED
          SEPTEMBER 30,
       -------------------
          2000                                                   $         1,159
          2001                                                             1,145
          2002                                                             1,146
          2003                                                             1,100
          2004                                                               225
          Thereafter                                                          48
                                                                 ----------------
                                                                 $         4,823
                                                                 ================




       Total operating lease expense was $1,231,000 and $686,000 for the years ended September 30, 1999 and 1998, respectively.

13.    COMMITMENTS AND CONTINGENCIES

       The Company is involved in various claims and legal actions arising in the normal course of business. Management believes it is unlikely that the final outcome of any of the claims or proceedings to which the Company is a party would have a materially adverse effect on the Company's financial position, or results of operations or cash flows.

14.    RELATED PARTY TRANSACTIONS

       At September 30, 1999 and 1998, the Company owed Intellicall $437,000 and $492,000, respectively, primarily related to the acquisition of the Intellicall Prepaid Operations. At September 30, 1999 and 1998, Intellicall owed ILD $1,175,000 and $743,000, respectively, mainly related to collections made on ILD's behalf.

       MCI WorldCom, Inc. ("WorldCom"), a wholesale network provider to the Company, owns 4,587 shares of the Company's Common Stock and 102,243 shares of the Company's Series B-2 Redeemable Preferred Stock. The Company recorded revenue from WorldCom of approximately $5,273,000 and $5,772,000 for the years ended September 30, 1999 and 1998, respectively, for services provided by the Company. At September 30, 1999 and 1998, the Company owed WorldCom approximately $2,469,000 and $2,749,000, respectively, for transmission services and $3,952,000 and $1,484,000, respectively, for collections made on WorldCom's behalf. WorldCom owed ILD approximately $2,575,000 and $4,441,000, respectively, for billing of nonrelated party customers and fees charged for billing and collection services.

ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

15.    WRITE-OFF OF DEFERRED OFFERING COSTS

       On June 9, 1999, the Company withdrew its Registration Statement on Form S-1 for an initial public offering ("IPO") of stock and recorded a one-time charge of $1,197,000 at September 30, 1998. This one-time charge included printing, legal and accounting costs incurred in the IPO.