Form 10-Q
period 2000-09-30
INTELLICALL INC
filed 2000-11-14
CIK 818674

--------------------------------------------------------------------------------


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549





                                    FORM 10-Q




                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000


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

         Yes   X                                            No
             ----                                               ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            Outstanding at
                    Class                                   November 14, 2000
  ----------------------------------------------           -----------------
         Common Stock $.01 par value                          13,081,889
--------------------------------------------------------------------------------

INDEX

INTELLICALL, INC.

Part I.  Financial Information

 Item 1.      Financial Statements
                  Balance Sheets at September 30, 2000 (Unaudited) and December 31, 1999........................2

                  Statements of Operations for each of the three month periods ended September 30, 2000 and 1999 (Unaudited)................................................4

                  Statements of Operations for each of the nine month periods ended September 30, 2000 and 1999 (Unaudited)................................................5

                  Statement of Stockholders' Equity for the nine months ended
                   September 30, 2000 (Unaudited)...............................................................6

                  Statements of Cash Flows for each of the nine month periods ended September 30, 2000 and 1999 (Unaudited) ...............................................7

                  Notes to Financial Statements (Unaudited) ....................................................8

     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.................................................16


Part II.          Other Information

     Item 1.      Legal Proceedings ............................................................................23

     Item 6.      Exhibits and Reports on Form 8-K..............................................................23

     Signatures   ..............................................................................................24

INTELLICALL, INC.
UNAUDITED BALANCE SHEETS


ASSETS
(in thousands)

                                                                                      September 30,      December 31,
                                                                                            2000              1999
                                                                                            ----              ----
Current assets
     Cash and cash equivalents ........................................                   $3,899             $ 694
     Receivables, net of allowance for doubtful accounts
          of $1,771 and $764...........................................                      651             1,455
     Inventories, net..................................................                    2,401             3,088
     Receivables from related party, net ..............................                      159             1,258
     Deferred tax asset................................................                       --             1,500
     Other current assets..............................................                       93               157
                                                                                          ------           -------
          Total current assets.........................................                    7,203             8,152
Fixed assets, net......................................................                      600               980
Investment in unconsolidated subsidiary................................                       --             1,835
Other assets, net......................................................                      698               637
Assets of discontinued operations, net.................................                      139               513
                                                                                          ------           -------
     Total assets......................................................                   $8,640           $12,117
                                                                                          ======           =======








See notes to financial statements.

INTELLICALL, INC.
UNAUDITED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY
(in thousands, except share information)
                                                                                    September 30,            December 31,
                                                                                        2000                    1999
                                                                                        ----                    ----

Current liabilities
     Accounts payable..........................................                     $   708                 $ 1,798
     Accrued liabilities.......................................                         515                     610
     Current portion of long-term debt ........................                          --                   2,630
     Deferred tax liability ...................................                         589                      --
                                                                                    -------                  ------
     Total current liabilities.................................                       1,812                   5,038
Long-term debt ................................................                       1,945                   6,557
Deferred gain on sale of assets................................                          --                     730
Other liabilities..............................................                          50                      50
Liabilities of discontinued operations.........................                          21                      80
                                                                                    -------                  ------
      Total liabilities........................................                       3,828                  12,455
                                                                                    -------                  ------
Commitments and contingent liabilities.........................                          --                      --
Stockholders' equity (deficit)
     Common stock, $.01 par value; 20,000,000 shares
          authorized; 13,081,889 and 13,080,175 shares issued,
          respectively.........................................                         131                     131
     Additional paid-in capital................................                      61,604                  61,486
     Less common stock in treasury, at cost;
          24,908 shares........................................                        (258)                   (258)
     Accumulated deficit.......................................                     (56,665)                (61,697)
                                                                                    -------                 -------
          Total stockholders' equity (deficit).................                       4,812                    (338)
                                                                                    -------                 -------
                                                                                    $ 8,640                 $12,117
                                                                                    =======                 =======



See notes to financial statements.

INTELLICALL, INC.
UNAUDITED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)



                                                                                        Three Months Ended
                                                                                           September 30,
                                                                                     2000                 1999
                                                                                     ----                 ----
Equipment sales..................................................                 $ 1,253             $ 2,830
Cost of sales and revenues.......................................                   1,060               2,390
                                                                                  -------             -------
Gross profit.....................................................                     193                 440

Selling, general and administrative expenses.....................                   1,394               1,683
Provision for doubtful accounts..................................                     654                  57
                                                                                  -------             -------
Operating loss from continuing operations........................                  (1,855)             (1,300)
Gain on sale of stock............................................                      12                  --
Other income.....................................................                      27                  16
Interest income..................................................                      70                  26
Interest expense.................................................                    (125)               (330)
Equity in the loss of unconsolidated subsidiary..................                      --                (212)
                                                                                  -------             -------

Loss from continuing operations before income taxes..............                  (1,871)             (1,800)
Income tax benefit...............................................                   1,349                  --
                                                                                  -------             -------

Loss from continuing operations..................................                    (522)             (1,800)
Loss from discontinued operations................................                    (117)               (189)
                                                                                  -------             -------
Net loss.........................................................                 $  (639)            $(1,989)
                                                                                  =======             ========

Basic and diluted net loss per share from continuing
  operations.....................................................                 $ (0.04)            $ (0.15)
                                                                                  =======             =======
Basic and diluted net loss per share from discontinued
  operations.....................................................                 $ (0.01)            $ (0.02)
                                                                                  =======             =======
Basic and diluted net loss per share.............................                 $ (0.05)            $ (0.17)
                                                                                  =======             =======
Weighted average number of basic and diluted shares outstanding..                  13,057              12,055
                                                                                  =======             =======

See notes to financial statements.

INTELLICALL, INC.
UNAUDITED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                     2000                 1999
                                                                                     ----                 ----

Equipment sales..................................................                 $ 3,282              $  9,210
Cost of sales and revenues.......................................                   3,161                 8,312
                                                                                  -------              --------
Gross profit ....................................................                     121                   898

Selling, general and administrative expenses.....................                   4,882                 5,634
Provision for doubtful accounts..................................                   1,013                   142
                                                                                  -------              --------
Operating loss from continuing operations........................                  (5,774)               (4,878)
Gain on sale of stock............................................                  13,907                    --
Other income.....................................................                      84                   181
Interest income..................................................                     164                   146
Interest expense.................................................                    (834)               (1,336)
Equity in the loss of unconsolidated subsidiary..................                     (51)                 (833)
                                                                                  -------              --------
Income (loss) from continuing operations before income taxes.....                   7,496                (6,720)
Income tax expense...............................................                  (2,250)                   --
                                                                                  -------              --------

Income (loss) from continuing operations.........................                   5,246                (6,720)
Loss from discontinued operations................................                    (117)                 (557)
                                                                                  -------              --------
Income (loss) before extraordinary items.........................                   5,129                (7,277)
Extraordinary items - loss on early extinguishment of debt,
  net of $61 tax benefit.........................................                     (97)                   --
                                                                                  -------              --------

Net income (loss)................................................                 $ 5,032              $ (7,277)
                                                                                  =======              ========

Basic net income (loss) per share from continuing operations.....                 $  0.40              $  (0.56)
                                                                                  =======              ========
Diluted net income (loss) per share from continuing
  operations.....................................................                 $  0.37              $  (0.56)
                                                                                  =======              ========
Basic and diluted net loss per share from discontinued
  operations  ...................................................                 $ (0.01)             $  (0.04)
                                                                                  =======              ========
Basic and diluted net loss per share from extraordinary items....                 $ (0.01)             $     --
                                                                                  ========             ========
Basic net income (loss) per share................................                 $  0.38              $  (0.60)
                                                                                  =======              ========
Diluted  net income (loss) per share.............................                 $  0.35              $  (0.60)
                                                                                  =======              ========
Weighted average number of basic shares outstanding..............                  13,056                12,045
                                                                                  =======              ========
Weighted average number of diluted shares outstanding............                  14,404                12,045
                                                                                  =======              ========
See notes to financial statements.

INTELLICALL, INC.
UNAUDITED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands)
                                                                    Additional
                                                Common Stock          Paid-in            Treasury Stock     Accumulated
                                                ------------                             --------------
                                            Shares      Amount        Capital            Shares    Cost        Deficit      Total
                                            ------      ------        -------            ------    ----        -------      -----
       Balances at January 1, 2000          13,080       $ 131        $61,486             (25)     $(258)     $(61,697)    $ (338)
          Employee stock purchase plan           2          --              1              --         --            --          1
          Issuance of warrants                  --          --            117              --         --            --        117
          Net income                            --          --             --              --         --         5,032      5,032
                                            ------       -----        -------            ----      -----       -------     ------


       Balances at September 30, 2000       13,082       $ 131        $61,604             (25)     $(258)     $(56,665)    $4,812
                                            ======       =====        =======             ===      =====      ========     ======


       See notes to financial statements.

INTELLICALL, INC.
UNAUDITED STATEMENTS OF CASH FLOWS (in thousands)
                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                             2000               1999
                                                                                             ----               ----
Cash flows from operating activities:
     Net income (loss)..........................................                            $5,032             $ (7,277)
     Adjustments to reconcile net income (loss) to net cash
      provided by continuing operations:
        Loss from discontinued operations.......................                               117                  557
        Gain on sale of stock...................................                           (13,907)                  --
        Depreciation and amortization...........................                               803                1,537
        Provision for doubtful accounts.........................                             1,013                  142
        Provision for inventory losses..........................                               305                  120
        Equity in loss of unconsolidated subsidiary.............                                51                  833
        Changes in operating assets and liabilities:
            Receivables.........................................                              (210)               2,712
            Inventories.........................................                               382                1,249
            Receivables from related party, net.................                               102                  371
            Other current assets................................                                64                 (167)
            Notes receivable....................................                                --                  166
            Accounts payable ...................................                            (1,090)                 396
            Accrued income taxes ...............................                             2,089                   --
            Accrued liabilities.................................                               (95)                  55
            Other...............................................                                11                  (64)
                                                                                          --------              -------
              Net cash (used in) provided by continuing operations                          (5,333)                 630
Cash flows from investing activities:
     Net cash flows from discontinued operations................                               199                2,161
     Capital expenditures.......................................                                --                 (162)
     Capitalized software.......................................                                --                 (815)
     Cash received on sale of stock.............................                            15,769                   --
                                                                                          --------              -------
                 Net cash provided by (used in) investing activities                        15,968                1,184
Cash flows from financing activities:
     (Repayments) borrowings on notes payable...................                            (7,430)               1,000
     Net repayments on line of credit...........................                                --               (2,811)
                                                                                          --------              -------
                Net cash used in financing activities...........                            (7,430)              (1,811)
Net increase in cash and cash equivalents.......................                             3,205                    3
Cash and cash equivalents at beginning of period................                               694                   16
                                                                                          --------              -------

Cash and cash equivalents at end of period......................                          $  3,899              $    19
                                                                                          ========              =======
Supplemental cash flow information:
  Interest paid.................................................                          $    827              $ 1,180
                                                                                          ========              =======

  Income taxes paid.............................................                          $    100              $    --
                                                                                          ========              =======
Non-cash investing transactions:
  Issuance of stock warrants                                                              $    117              $    --
                                                                                          ========              =======

See notes to financial statements.

INTELLICALL, INC
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended. Significant accounting policies followed by the Company were disclosed in the notes to the Company's Annual Report on Form 10-K. The year-end balance sheet data included herein was derived from the audited financial statements, but does not include all of the disclosures required by generally accepted accounting principles.

          Business: Intellicall, Inc. ("Intellicall" or the "Company") designs, engineers, manufactures and sells pay telephones and retrofit kits and parts in the United States and internationally.

          Creation of ILD Telecommunications, Inc. ("ILD"): On May 10, 1996, the Company entered into an agreement with certain investor groups to create ILD, a new long-distance re-sale and operator services company. At that time the Company transferred ownership in its wholly owned subsidiary, Intellicall Operator Services, Inc. ("IOS"), to ILD.

          On January 4, 2000 the Company was notified by ILD of its intention to redeem Intellicall's interest in ILD's Series B preferred convertible stock. ILD is to redeem 5,000 shares for $100 per share plus accrued and unpaid dividends. As of September 30, 2000, ILD had remitted $.3 million to the Company, redeeming 1,975 shares of the Series B preferred convertible stock and became current on all accrued and unpaid dividends. As a result of the transaction, the Company recorded a $.1 million gain on the sale of the stock to ILD. Proceeds from the sale were used for general operating purposes.

          On April 11, 2000 the Company sold the majority of its interest in ILD (See Note 8). Accordingly, the Company discontinued reporting its investment in ILD on the equity method under the caption "Investment in Unconsolidated Subsidiary" as was required under the Accounting Principles Board Opinion 18 ("APB 18") "The Equity Method of Accounting for Investments in Common Stock." As of April 11, 2000 the Company no longer reports a portion of gains and losses from ILD in its financial statements. Additionally, the Company has reported its investment in ILD with its other investments under the caption "Other Assets".

          As of September 30, 2000 and December 31, 1999, the Company's ownership percentage in ILD was 2.7% and 30.0%.

          Software Development Costs: Effective January 1, 2000 and as a result of the impairment charge on capitalized software costs recorded by the Company on December 31, 1999, the Company decided to expense as incurred all future costs related to the development of software products for payphone equipment. The amounts of software development costs capitalized for the quarters ended September 30, 2000 and 1999 were zero and $.3 million. The Company recorded zero and $.2 million of software amortization expense for the quarters ended September 30, 2000 and 1999. Approximately $.1 million of software development costs were expensed as incurred during the three months ended September 30, 2000.

          The amounts of software development costs capitalized for the nine months ended September 30, 2000 and 1999 were zero and $.8 million. The Company recorded zero and $.7 million of software amortization expense for the nine months ended September 30, 2000 and 1999. Approximately $.4 million of software development costs were expensed as incurred during the nine months ended September 30, 2000.


          Reclassifications: Certain prior year amounts have been reclassified to conform with the current year presentation.


NOTE 2 - INVENTORIES
The components of inventories are (in thousands):

                                           September 30,          December 31,
                                               2000                  1999
                                               ----                  ----
Raw materials  ......................        $ 3,167               $ 3,362
Work in process......................             27                   133
Finished goods ......................            698                 1,003
                                             -------               -------
                                               3,892                 4,498
Less reserves for obsolescence......          (1,491)               (1,410)
                                             -------               -------
Net inventory                                $ 2,401               $ 3,088
                                             =======               =======

NOTE 3 - FIXED ASSETS

The components of fixed assets are (in thousands):
                                                               September 30,          December 31,
                                                                   2000                  1999
                                                                   ----                  ----

Office equipment.....................                          $ 3,340                $ 3,404
Tooling and other equipment..........                            5,001                  5,001
                                                               -------                -------
                                                                 8,341                  8,405
Less accumulated depreciation.............                      (7,741)                (7,425)
                                                               -------                -------
                                                               $   600                $   980
                                                               =======                ==-====

NOTE 4 - LONG-TERM DEBT

          The Company's debt consisted of the following (in thousands):


                                                               September 30,          December 31,
                                                                   2000                  1999
                                                                   ----                  ----

         8% Convertible subordinated notes, due 2000           $     --                 $ 2,630
         8% Convertible subordinated notes, due 2001                200                   5,000
         7% Convertible subordinated notes, due 2004              2,000                   2,000
                                                               --------                 -------
                                                                  2,200                   9,630

         Less:  Unamortized debt discount                          (255)                   (443)
                                                               --------                 -------
                                                                  1,945                   9,187


         Less:  Current portion of long-term debt                    --                  (2,630)
                                                               --------                 -------
              Total long-term debt                             $  1,945                 $ 6,557
                                                               ========                 =======


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

                                      -10

Proceeds of the note were used for working capital purposes. On May 1, 2000 the Company used a portion of the proceeds from the sale of its ownership in ILD (See Note 8) to retire the $.5 million note to Bank of America.

         On April 27, 2000 the Company used a portion of the proceeds from the sale of its ownership in ILD (See Note 8) to retire the remaining $2.6 million 8.0% convertible subordinated notes due December 31, 2000 and $4.8 million of the 8.0% convertible subordinated notes due November 22, 2001, both due to Banca del Gottardo. The Company incurred a $.1 million expense, net of $.06 income tax benefit, relating to the extinguishment of the $2.6 million 8.0% convertible subordinated notes due December 31, 2000, which has been reported in its statements of operations and statements of cash flow under the caption "Extraordinary items - early extinguishment of debt." This expense resulted from the Company paying to Banca del Gottardo a 6.0% premium on the outstanding principal balance of the note upon its retirement as required by the note agreement.


NOTE 5 - DISCONTINUED OPERATIONS

          On September 22, 1999 the Company elected to discontinue its billing services operations effective October 21, 1999. The billing services segment of the Company's business was determined to be unprofitable after taking into account the administrative and support costs for the segment. The Company's billing services system is a combination of hardware and software that performs, without human intervention, all the functions necessary for completing an operator assisted payphone call (i.e., collect, calling card and credit card calls) and a range of other payphone services and features. During the quarters ended September 30, 2000 and 1999, the Company reported a loss from discontinued operations of $.1 million and $.2 million. As a result of this action, the Company's revenues and operating expenses for the periods presented herein reflect only the equipment operations with the net results of the billing services operations reported on its statements of operations under the caption "Income (loss) from discontinued operations." Net revenues related to the discontinued billing services operations were zero and $2.9 million for the quarters ended September 30, 2000 and 1999, and zero and $9.0 million for the nine months ended September 30, 2000 and 1999.


NOTE 6 - BUSINESS COMBINATIONS

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

         On August 29, 2000, Intellicall entered into an agreement and plan of merger with Wireless WebConnect! Inc ("WWC"), a reseller of high-speed, mobile wireless internet service. Pursuant to the merger agreement, Intellicall will issue to the shareholders of WWC 16,426,420 shares of common stock of Intellicall. After the combination, WWC will own approximately 56% of the outstanding stock of Intellicall.

         The  merger is subject to certain  conditions,  including  approval  by
Intellicall's  stockholders.   There  are  no  assurances  that  the  conditions
precedent will be satisfied or that the merger will be consummated.


NOTE 7 - NEW CONTRACT

          On June 30, 2000 the Company entered into an agreement with Homisco, Inc. ("Homisco") whereby, the Company granted Homisco a non-exclusive, non-transferable license to use the Company's N-Genius hardware and software products. The Company will receive a 15.0% royalty on gross revenues attributed to the N-Genius products sold by Homisco. Additionally, Homisco has assumed future warranty liabilities on any N-Genius systems currently under warranty.


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

          The terms of the offer included the purchase of the ownership of ILD (70,608 combined shares of Series A and Common shares) for $220 per share or $15.5 million. The Company previously reported in error that it had an option to repurchase such shares at $250 per share. The Company and Banca del Gottardo entered into an amendment to the ILD stock purchase agreement on June 1, 2000 that was intended to delete the provision of that agreement providing for such option. The Company has filed the corrected amendment with this Report on Form 10-Q, which deletes the option as intended by both parties. The Company has a right of first refusal, should Banca del Gottardo desire to transfer or sell the ILD stock to a third party. The Company recorded a gain on the sale of $13.8 million. As a result of the ILD stock sale to Banca del Gottardo, the Company's ownership in ILD decreased to 2.7%. Accordingly, the Company discontinued reporting its investment in ILD on the equity method of accounting and no longer reports a portion of gains and losses from ILD in its financial statements (See Note 1).

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

          On July 11, 2000 the Company issued warrants to purchase 100,000 shares of the Company's common stock at $1.25 per share and warrants to purchase 100,000 shares of the Company's common stock at $1.00 per share to Banca del Gottardo. These warrants were issued in lieu of transaction fees for the sale of the Company's interest in ILD to Banca del Gottardo and subsequent retirement of the $2.6 million 8% convertible, subordinated notes due December 31, 2000 and $4.8 million of the $5.0 million 8% convertible, subordinated notes due November 22, 2000 (See Note 4). Although the issuance of the warrants was finalized on July 11, 2000, it was contemplated during the second quarter as part of the sale of the Company's interest in ILD. As such, the Company recorded the fair value of the warrants as additional paid in capital in the second quarter and as a cost of the sale of ILD stock.

NOTE 9 - INCOME TAXES

          The Company provided for income taxes on a current year-to-date basis, based on the effective tax rate expected to be applicable for the full fiscal year. As a result, the Company recorded an income tax expense of $2.3 million.


NOTE 10 - BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

          Basic and diluted net income (loss) per share has been computed in accordance with the Statement of Financial Standards No. 128 "Earnings per Share" ("FAS 128") and is based on the weighted average number of common shares outstanding for the quarters and nine months ended September 30, 2000 and 1999. Diluted net income (loss) per share gives effect to all dilutive potential common shares that were outstanding during the period.

The weighted average basic and diluted common shares outstanding are as follows (in thousands):

                                                                                     Quarter ended
                                                                 September 30, 2000                 September 30, 1999
                                                                Basic        Diluted               Basic        Diluted
                                                                -----        -------               -----        -------
Net loss
Income (loss) from continuing operations                        $ (522)        $  (522)              $(1,800)     $(1,800)
Loss from discontinued operations                                 (117)           (117)                 (189)        (189)
                                                                ------         -------               -------      -------

Net loss                                                        $ (639)        $  (639)              $(1,989)     $(1,989)
                                                                ======         =======               =======      =======

Average equivalent shares
Weighted average shares outstanding                             13,057          13,057                12,055       12,055
                                                                ======         =======               =======       ======


                                                                                     Nine months ended
                                                                September 30, 2000                  September 30, 1999
                                                               Basic         Diluted               Basic        Diluted
                                                               -----         -------              -----         -------

Net income (loss)
Income (loss) from continuing operations                        $ 5,246        $ 5,246            $(6,720)        $(6,720)
Interest charges applicable to convertible debt
                                                                     --             72                 --              --
                                                                -------        -------            -------         -------
Income (loss) from continuing operations                          5,246          5,318             (6,720)         (6,720)
Loss from discontinued operations                                  (117)          (117)              (557)           (557)
                                                               --------        -------            -------         -------
Income (loss) before extraordinary item                           5,129          5,201             (7,277)         (7,277)
Extraordinary item, net                                             (97)           (97)                --              --
                                                               --------        -------            -------         -------

Net income (loss)                                               $ 5,032        $ 5,104            $(7,277)        $(7,277)
                                                                =======        =======            =======         =======


Average equivalent shares
Weighted average shares outstanding                              13,056         13,056              12,045          12,045
Warrants to purchase common shares                                   --             17                  --              --
Convertible debt                                                     --          1,331                  --              --
                                                                -------        -------            --------        --------
Total average shares equivalent                                  13,056         14,404              12,045          12,045

                                                                =======        =======            ========        ========

          Excluded from the diluted earnings per share calculation for the quarter and nine months ended September 30, 2000 are options to purchase 1,436,980 shares of the Company's common stock. Additionally, warrants to purchase 1,809,623 and 1,509,623 shares of the Company's common stock as of the quarter and year to date ended September 30, 2000 were excluded from the diluted earnings per share calculation. These options and warrants were excluded because they have an antidilutive effect as their exercise price exceeds the average market price of the Company's common stock.


NOTE 11 - WORKING CAPITAL FUNDING


                  Beyond 2000, the Company's ability to obtain further funds from external sources will depend on its ability to find new strategic partners and/or opportunities. Although management of the Company believes that the WWC acquisition will provide a strategic partnership, there can be no assurance that the conditions precedent to the merger will be satisfied or that the merger will be consummated. In the event of the consummation of the merger, there can be no assurance that external funds would be available or, if available, would not potentially dilute shareholders' interests or returns.

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

         The Company has historically suffered from low gross margins on equipment sales. Although provisions for inventory losses, bad debt and warranty reserves resulted in negative gross margins through 1998, the Company's variable gross margins on phone and network equipment products introduced since 1998 have improved. Notwithstanding such improvement, increased equipment sales volume is required in future periods to cover a variety of costs. Such costs include but may not be limited to fixed manufacturing overhead expenses and selling, general and administrative expenses associated with the production and sale of the Company's products. There is no guarantee that the required increase in sales will generate sufficient gross profit to finance the portion of working capital growth not financed externally.

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

          On April 11, 2000 the Company sold to Banca del Gottardo the Company's remaining ownership in ILD, exclusive of 6,239 shares of Series A preferred convertible stock the Company is required to hold pursuant to the ILD Organization Agreement (See Note 8 to the unaudited Financial Statements). As a result, the Company's ownership in ILD, as of April 11, 2000, decreased to 2.7%. Accordingly, the Company discontinued reporting its investment in ILD on the equity method under the caption "Investment in Unconsolidated Subsidiary" as was required under the Accounting Principles Board Opinion 18 ("APB 18") "The Equity Method of Accounting for Investments in Common Stock." The Company has reported its investment in ILD with its other investments under the caption "Other Assets" as of the quarter ended September 30, 2000. (See Note 1 to the unaudited Financial Statements).

Recent Developments

         On January 4, 2000 the Company was notified by ILD Telecommunications, Inc. ("ILD") of its intention to redeem Intellicall's interest in ILD's Series B preferred convertible stock. ILD is to redeem 5,000 shares for $100 per share plus accrued and unpaid dividends. As of September 30, 2000, ILD had remitted $.3 million to the Company, redeeming 1,975 shares of the Series B preferred convertible stock and became current on all accrued and unpaid dividends. Proceeds from the sale were used for general operating purposes (See Note 1 to the unaudited Financial Statements).

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

         The terms of the ILD stock sale included the purchase of the Company's ownership in ILD (70,608 combined shares of Series A and Common shares) for $220 per share or $15.5 million. The Company previously reported in error that it had an option to repurchase such shares at $250 per share. The Company and Banca del Gottardo entered into an amendment to the ILD stock purchase agreement on June 1, 2000 that was intended to delete the provision of that agreement providing for such option. The Company has filed the corrected amendment with this Report on Form 10-Q, which deletes the option as intended by both parties. The Company has a right of first refusal, should Banca del Gottardo transfer or sell the ILD stock to a third party.

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

          On June 30, 2000 the Company entered into an agreement with Homisco, Inc. ("Homisco") whereby, the Company has given Homisco a non-exclusive, non-transferable license to use the Company's N-Genius hardware and software products. The Company will receive a 15.0% royalty on gross revenues attributed to the N-Genius products sold by Homisco. Additionally, Homisco has assumed future warranty liabilities on any N-Genius systems currently under warranty (See Note 7 to the unaudited Financial Statements).

         On August 29, 2000, Intellicall entered into an agreement and plan of merger with Wireless WebConnect!, Inc ("WWC"), a reseller of high-speed, mobile wireless internet service. Pursuant to the merger agreement, Intellicall will issue to the shareholders of WWC 16,426,420 shares of common stock of Intellicall. After the combination, WWC will own approximately 56% of the outstanding stock of Intellicall.

         The merger with WWC will place Intellicall in the wireless internet market, which presents substantial growth opportunities. Intellicall's business plan has been to initiate a strategic move to create opportunity for growth. This was necessary due to the rapid decline in Intellicall's traditional business. The Company's management believes the combined experience and financial resources will allow for rapid sales deployment and expansion of the customer base of WWC. With the expansion of the customer base, management expects opportunities will be created to bring a broader range of service and value added product.

         The merger is subject to certain conditions, including approval by Intellicall's stockholders. There are no assurances that the conditions precedent will be satisfied or that the merger will be consummated. If the merger is not comsummated, management of the Company will seek other strategic alternatives to create opportunities for the growth of the Company.

Results of Operations

Equipment Sales. Equipment sales for the quarter ended September 30, 2000 were $1.3 million compared to $2.8 million for the same period last year. The $1.5 million decrease is principally due to an overall reduction in demand for payphones and their related parts. Equipment sales for the nine months ended September 30, 2000 were $3.3 million compared to $9.2 million for the same period last year. The $5.9 million decrease is mainly a result of a reduction of shipments into the Canadian market and an overall reduction in demand for payphones and their related parts.

Gross Profit (Loss). Gross profit for the quarter ended September 30, 2000 was $.19 million compared to $.44 million the same period last year. Gross profit for the nine months ended September 30, 2000 was $.12 million compared to a gross profit of $.9 million for the same period last year. The decline in gross profit is due to the down turn in sales as noted above, which led to a significant reduction in production. Fixed costs associated with excess capacity in the McAllen manufacturing facility resulted in an increase in cost of goods sold relative to sales, thereby reducing gross profit for the periods.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for the quarter ended September 30, 2000 were $1.4 million compared to $1.7 million for the same period last year. SG&A expenses for the nine months ended September 30, 2000 were $4.9 million compared to $5.6 million for the same period last year. The $.3 million and $.7 million declines are mainly due to cost cutting measures undertaken by the Company, including a reduction in personnel in the corporate and administrative areas. Similarly, the Company experienced a general reduction in other costs as management focused on decreasing the Company's cost to meet current operating requirements, including outsourcing Human Resources and certain MIS functions, as well as reducing travel and advertising expenses.

Provision for Doubtful Accounts. Provision for doubtful accounts expense for the quarter ended September 30, 2000 was $.65 million compared to $.06 million for the same period last year. Provision for doubtful accounts expense for the nine months ended September 30, 2000 was $1.0 million compared to $.14 million for the same period last year. The increases are due to the Company increasing reserves for bad debt during 2000.

Gain on Sale of Stock. The gain on sale of stock of $13.9 million during the nine months ended September 30, 2000 represents the Company's sale of the majority of its interest in ILD. (See "Recent Developments" and Notes 1 and 8 to the unaudited Financial Statements)

Interest Income. Interest income for the quarter ended September 30, 2000 was $.07 million compared to $.03 million for the same period last year. The $.04 million increase is primarily a principally a result of investing the proceeds from the ILD stock sold to Banca del Gottardo. Interest income for the nine months ended September 30, 2000 was $.16 million compared to $.15 million for the same period last year. This $.01 increase is also a result of investing the proceeds from the ILD stock sale.

Interest Expense. Interest expense for the quarter ended September 30, 2000 was $.13 million compared to $.33 million for the same period last year. The $.2 million decrease is mainly a result of the Company retiring long-term debt during the second quarter of 2000. (See "Recent Developments" and Note 4 to the unaudited Financial Statements) Interest expense for the nine months ended September 30, 2000 was $.8 million compared to $1.3 million for the same period last year. The $.5 million decrease is predominately a result of the Company expensing debt costs relating to the retirement of the Finova obligations of $.2 million. The remaining $.3 million decrease is related to the Company paying less interest to RFC Capital Corporation on fewer sold receivables and the retirement of the Company's notes payable during the quarter ended September 30, 2000 as mentioned above.

Equity in Gain/Loss of Unconsolidated Subsidiary. For the quarters ended September 30, 2000 and 1999, the Company reported a zero and $.21 million loss on the equity investment in ILD. For the nine months ended September 30, 2000, the Company reported a $.05 million loss on the equity investment in ILD compared to $.8 million for the same period last year. The gain and losses represents Intellicall's proportionate share, based on ownership, of ILD's net loss for the periods.

As a result of Intellicall's change in ownership in ILD (See Notes 1 and 8 to the unaudited Financial Statements), the Company discontinued reporting its investment in ILD on the equity method and has reported its investment in ILD with its other investments as of the quarter ended September 30, 2000. Accordingly, the Company no longer reports a portion of the gains and losses from ILD in its financial statements

Discontinued Operations. On September 22, 1999, after determining it to be unprofitable, the Company elected to discontinue its billing services operations effective October 21, 1999 (See Note 5 to the unaudited Financial Statements). As a result of this action the net results of the billing services operations are reported on the statements of operations under the caption "Income (loss) from discontinued operations." Net revenues related to the discontinued billing services operations were zero and $2.9 million for the quarters ended September 30, 2000 and 1999 and zero and $9.0 million for the nine months ended September 30, 2000 and 1999. Net loss related to the discontinued billing services operations were zero and $.2 million for the quarters ended September 30, 2000 and 1999 and zero and $.6 million for the nine months ended September 30, 2000 and 1999.

Liquidity and Capital Resources

          Cash flows from investing activities include receipts of $.2 million from ILD representing the redemption of 1,975 shares of ILD's Series B convertible preferred stock, exclusive of $.1 million received from ILD for accrued and unpaid dividends and receipts of $15.5 million from Banca del Gottardo representing the purchase of ILD Series A convertible stock and ILD common stock (See Notes 1 and 8 to the unaudited Financial Statements). The proceeds provided the primary source of cash to enable the Company to fund its operations. Cash used in operating activities was $5.5 million.

          Cash flows from financing activities include the repayment of the remaining $2.6 million 8.0% convertible subordinated notes due December 31, 2000 and $4.8 million of the 8.0% convertible subordinated notes due November 22 (See
Note 4 to the unaudited Financial Statements)

          During February 2000 the Company signed a $.5 million revolving promissory note with Bank of America, N.A. Proceeds of the note were used for working capital purposes. The note was subsequently retired in May 2000. (See
Note 4 to the unaudited Financial Statements).

                  Beyond 2000, the Company's ability to obtain further funds from external sources will depend on its ability to find new strategic partners and/or opportunities. Although management of the Company believes that the WWC acquisition will provide a strategic partnership, there can be no assurance that the conditions precedent to the merger will be satisfied or that the merger will be consummated. In the event of the consummation of the merger, there can be no assurance that external funds would be available or, if available, would not potentially dilute shareholders' interests or returns.

Part II.  Other Information


ITEM 1.  Legal Proceedings.

           None.


ITEM 6.  Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as a part of this Quarterly Report on Form 10-Q:

                  (a)  2.1    Agreement and Plan of Merger by and among
                              Intellicall, Inc., WWC Acquisition, Inc. and
                              Wireless WebConnect!, Inc. dated August 29, 2000

                     *10.2 Amendment to Stock Purchase Agreement dated June 1, 2000 by and between Intellicall, Inc. and Gotthardfin Limited



(b)      Reports on Form 8-K:

                  (b)Item 4.  Changes in the Registrant's Certifying Accountant
                              filed September 15, 2000

                  (c)Item 4.  Changes in the Registrant's Certifying Accountant
                              filed October 4, 2000

*  Filed herewith.
(a) Previously filed as an exhibit to Intellicall, Inc.'s Preliminary Proxy Statement filed on October 18, 2000 with the SEC and incorporated herein by reference.

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


                                          INTELLICALL, INC.



                                 /s/ John J. McDonald, Jr.
                                 -----------------------------------------------
                                          John J. McDonald, Jr.
                                          President and
                                          Chief Executive Officer

                                 /s/ R. Phillip Boyd
                                 -----------------------------------------------
                                          R. Phillip Boyd
                                          Vice President Finance
                                          and Chief Financial Officer


Date:   November 14, 2000