Form 10-K/A
period 1999-12-31
INTELLICALL INC
filed 2001-01-08
CIK 818674

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------


                                  FORM 10-K/A


                               AMENDMENT NO. 2 TO
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE FISCAL YEAR ENDED:                                 COMMISSION FILE NUMBER
         DECEMBER 31, 1999                                             1-10588

                            ------------------------

                               INTELLICALL, INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                          75-1993841
         (State or other jurisdiction of                           (I.R.S. Employer
         incorporation or organization)                           Identification No.)

   2155 CHENAULT, SUITE 410, CARROLLTON, TEXAS                        75006-5023
    (Address of principal executive offices)                          (Zip Code)

       Registrant's telephone number, including area code: (972) 416-0022

                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

     COMMON STOCK, $0.01 PAR VALUE                                AMERICAN STOCK EXCHANGE
           (Title of Class)                             (Name of each exchange on which registered)

        Securities registered pursuant to Section 12(g) of the Act: None

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of September 8, 2000, computed by reference to the closing sales price of the registrant's Common Stock on the American Stock Exchange on such date, was approximately $14,717,125.

    Number of shares of the registrant's Common Stock outstanding as of September 8, 2000: 13,081,889.

                                EXPLANATORY NOTE


    This filing amends certain information on the cover page and certain other previously-filed information contained in Items 1, 7, and 8. No other items have been amended.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.


BUSINESS REFOCUS



    The Company's traditional business sells into a mature, highly competitive, rapidly declining market with limited opportunity for growth and expansion. Due to this unfavorable environment, management has discontinued certain product lines and business segments (SEE PART 1, ITEM 1, GENERAL DEVELOPMENTS AND
NOTE 16 TO THE FINANCIAL STATEMENTS). This declining market also resulted in Intellicall's Board determining that we should initiate efforts to identify and explore alternate strategic growth alternatives for the Company. The initiative to explore alternate opportunities includes possible mergers, acquisitions and/or other business combinations with the goal of moving the Company into new, high growth markets (SEE PART 1, ITEM 1, GENERAL DEVELOPMENTS).



    Intellicall is considering exiting the payphone business. This exit would be accomplished either by liquidation, sale or discontinuation subject to terms and conditions unknown at this time. If and when this occurs, traditional revenue and expense streams can be expected to materially change and certain material transaction, transition and disposal costs can be expected. Furthermore, depending upon the structure and nature of the transaction to refocus the business into new markets, significant equity and/ or debt maybe issued as consideration for the transaction.


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

    On January 18, 2000, Intellicall entered into a definitive agreement to acquire, through the exchange of common stock of Intellicall, Heads Up Technologies, Inc. ("Heads Up") of Carrollton, Texas. Heads Up designs, manufactures and markets interactive digital products for the aviation, mass transit and entertainment industries. The company sells computerized products to nearly 1,250 customers in more than 10 countries. Pursuant to the merger agreement, Intellicall and Heads Up have agreed to an exchange ratio of approximately (1.3) shares of Intellicall common stock for each share of Heads Up common stock. This will result in the Heads Up shareholders being issued approximately 11.7 million shares of Intellicall common stock, resulting in such shareholders owning approximately 46.8% of the issued and outstanding Intellicall common stock following such merger. The merger was subject to a number of conditions, including without limitation, approval by Intellicall's stockholders. On July 24, 2000 the executives of the Company and Heads Up mutually announced the cancellation of the merger between the two companies. The business opportunities presented by the merger, including anticipated cost reductions and the ability to expand in new markets, did not justify the cost of combining the two companies. The Company's management is currently actively pursuing other opportunities.

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

B. FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    The Company has one reportable industry segment--the equipment segment. The equipment segment manufactures and sells payphones, switches and related software. The Services segment, which was discontinued effective October 21, 1999 (See NOTE 16 TO THE FINANCIAL STATEMENTS), provided billing and collection services to owners of payphones who utilize the Company's automated operator technology.

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

    N-GENIUS SYSTEM. The Company's N-Genius-TM- System enables network operators in the United States and abroad to provide enhanced, switched, public access services. Public access services are of special importance to network operators in developing countries where demand for publicly accessible telephone service is high due to the expense of, and lengthy delays often involved in, obtaining residential phone service.

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

    INTELLI*STAR. The Intelli*Star-Registered Trademark- system is an automated operator product licensed to owners of the Company's payphones. The Company's older UltraTel-Registered Trademark- line of payphones required the addition of a separate integrated circuit board, commonly called the I*Star board, to complete the system. This separate integrated circuit board was attached to the payphone's operating circuitry.

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


    MAJOR CUSTOMERS. The Company has several customers that represented more than 10% of sales in the aggregate for the years ended December 31, 1999, 1998 and 1997. Management of the Company believes it has good relationships with these customers which are as follows:



FOR THE YEAR ENDED DECEMBER 31, 1999:
  Paytel Canada, Inc........................................  $2.8   25.5%
  Independent Technologies, Inc.............................   1.6   14.6
  Universal Pay Phone, Inc..................................   1.1   10.2

FOR THE YEAR ENDED DECEMBER 31, 1998:
  Universal Pay Phone, Inc..................................  $1.5   11.1%

FOR THE YEAR ENDED DECEMBER 31, 1997:
  Phonetel Technologies, Inc................................  $3.2   17.2%
  Intelliphone, Inc.........................................   2.5   13.3



    MATERIAL PURCHASE COMMITMENTS. The Company has no material purchase commitments.


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

                                                                      COMMON
                                                                       STOCK
                                                              -----------------------
                                                                 HIGH         LOW
                                                              ----------   ----------
1999
    First Quarter...........................................  $    3 1/2   $    2 1/8
    Second Quarter..........................................       2 1/2            1
    Third Quarter...........................................      1 9/16       11/16
    Fourth Quarter..........................................       1 3/8         1/2
1998
    First Quarter...........................................  $   5 7/16   $    4 1/8
    Second Quarter..........................................      6 3/16        3 7/8
    Third Quarter...........................................      4 5/16            2
    Fourth Quarter..........................................      2 7/16        1 3/8

    On March 17, 2000, the Company had approximately 1,043 stockholders of record.


    On June 11, 1999, Intellicall issued 200,000 warrants exercisable at $1.55 per share of common stock, to Banca del Gottardo as consideration in exchange for $2 million in financing.



    On December 30, 1999, Intellicall issued an additional 200,000 warrants exercisable at $1.00 per share of common stock, to Banca del Gottardo as consideration in exchange for the postponement of a put option.



    Additionally, on December 30, 1999, Intellicall issued 1,000,000 shares of common stock to Banca del Gottardo for $850,000.



    All of these transactions are private placements that we believe are exempt in reliance on Section 4(2).


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

Operations" and the Financial Statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.


                                                             YEAR ENDED DECEMBER 31,(1)
                                                ----------------------------------------------------
                                                  1999       1998       1997       1996       1995
                                                --------   --------   --------   --------   --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Statement of Operations Data:
  Sales and Revenues:
  Equipment sales.............................  $11,131    $13,859    $ 19,313   $15,884    $19,944
  Service revenues............................       --         --      60,450    30,679     14,142
                                                -------    -------    --------   -------    -------
                                                 11,131     13,859      79,763    46,563     34,086
  Cost of Sales and Revenues:
  Equipment sales.............................   13,174     11,600      21,929    17,690     21,454
  Service revenues............................       --         --      52,523    27,049     10,650
                                                -------    -------    --------   -------    -------
                                                 13,174     11,600      74,452    44,739     32,104
  Gross profit (loss).........................   (2,043)     2,259       5,311     1,824      1,982
  Selling, general and administrative
    expenses..................................   (6,005)    (7,363)    (12,616)   (7,861)    (6,058)
  Provision for doubtful accounts.............     (592)      (876)     (1,006)     (364)      (820)
  Research and development expenses...........     (907)    (1,587)       (741)     (608)    (2,350)
                                                -------    -------    --------   -------    -------
  Operating loss from continuing operations...   (9,547)    (7,567)     (9,052)   (7,009)    (7,246)
  Gain on sale of assets......................    1,431      7,389          --       572      1,607
  Loss on investments.........................     (338)        --          --        --         --
  Other income................................      346        538         695       710        440
  Interest expense............................   (1,717)    (1,539)     (2,660)   (2,918)    (3,310)
  Subsidiary Loss.............................     (982)      (762)         --        --         --
  Minority interest...........................       --         --        (382)     (113)        --
                                                -------    -------    --------   -------    -------
  Loss before income taxes from continuing
    operations................................  (10,807)    (1,941)    (11,399)   (8,758)    (8,509)
  Income tax benefit..........................    1,500         --          --     1,303         --
  Income tax expense..........................       --         --        (277)       --         --
                                                -------    -------    --------   -------    -------
  Net loss from continuing operations.........   (9,307)    (1,941)    (11,676)   (7,455)    (8,509)
  Income (loss) from discontinued
    operations................................     (681)        85         585     2,460      2,370
                                                -------    -------    --------   -------    -------
  Net loss....................................  $(9,988)   $(1,856)   $(11,091)  $(4,995)   $(6,139)
                                                =======    =======    ========   =======    =======
  Basic and diluted net loss per share from
    continuing operations.....................  $  (.76)   $ (0.20)   $  (1.26)  $  (.93)   $ (1.11)
                                                =======    =======    ========   =======    =======
  Basic and diluted net income (loss) per
    share from discontinued operations........  $  (.06)   $  0.01    $   0.06   $  0.31    $  0.31
                                                =======    =======    ========   =======    =======
  Weighted average number of basic and diluted
    shares outstanding........................   12,132      9,927       9,268     8,024      7,672
Balance Sheet Data:
  Total assets (restated for 1998 and 1997)...  $12,117    $24,884    $ 84,789   $45,254    $48,644
  Total long term obligations.................  $ 2,337    $ 8,530    $ 23,008   $20,107    $10,796
  Redeemable preferred stock..................  $    --    $    --    $ 13,196   $    --    $    --
  Convertible preferred stock.................  $    --    $     1    $      4   $    --    $    --
  Stockholders' equity (deficit) (restated for
    1998 and 1997)............................  $  (338)   $ 8,526    $  9,951   $12,669    $13,243


------------------------

(1) Certain prior year amounts have been reclassified to conform to current year presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS--CAUTIONARY STATEMENTS


    This Form 10-K contains certain "forward-looking statements" that we believe are within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Specifically, all statements other than statements of historical facts included in this report regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend", and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements (the "cautionary statements") reflect the current view of the Company with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, product introductions and acceptance, technological change, changes in industry practices and one-time events. Although the Company believes that expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. The Company's future operating results are subject to a number of risks and uncertainties. Those believed by management of the Company to be the most troublesome if they were to occur are set forth below in RISK FACTORS RELATING TO FORWARD LOOKING STATEMENTS.


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


CHANGES IN PRESENTATION.


    In 1997, ILD acquired the assets of WorldCom as well as all of the outstanding common stock of Interlink (SEE NOTE 17 TO THE FINANCIAL STATEMENTS). The issuance of stock by ILD to third parties in these transactions decreased the Company's percentage of ownership in ILD and the value assigned to ILD common stock issued under both of the aforementioned transactions was substantially more than the Company's carrying amount per share of ILD stock, thus triggering a change in the Company's interest in ILD. The Company has restated its December 31, 1997 and December 31, 1998 financial statements in accordance with Staff Accounting Bulletin ("SAB") Topic 5H, as amended by SAB 84, to reflect the change of interest in ILD which arose in 1997.


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

    During the fourth quarter of 1999, the Company also compared the unamortized capitalized software costs to their net realizable value, as prescribed under FAS 86. The Company determined the net realizable value of capitalized software costs by estimating the future net profits from those assets over a three-year period and concluded that the net book value of $2.5 million of capitalized software costs as of December 31, 1999 was not recoverable.



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


    PROVISION FOR DOUBTFUL ACCOUNTS. Provision expense for doubtful accounts declined from $.9 million in 1998 to $.6 million in 1999. Improvement in the quality of the Company's receivables and positive collection efforts on old and outstanding accounts contributed to an overall reduction of $.7 million in the expense. However, this reduction was partially offset by a bad debt expense of $.4 million that was recorded for the write down of a $1.2 million note receivable due from New York City Telecommunications ("NYCT"). The NYCT note, due on December 31, 2001, provides for the monthly payment of interest and principal of $34,238. Through June 1999, NYCT had serviced the note timely and in full at which time the outstanding principal of the note was $1.2 million. The Company has initiated legal action for the immediate collection of the principal balance pursuant to NYCT being in default of the note agreement and has reserved $.4 million against the note subject to the outcome of the litigation (See NOTE 1 TO THE FINANCIAL STATEMENTS).


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

LIQUIDITY AND CAPITAL RESOURCES


    Intellicall reported net cash used in operating activities of $0.2 million for the year ended December 31, 1999, which consisted primarily of a net loss from continuing operations of $9.3 million offset by net non-cash charges of $4.2 million and net changes in operating assets and liabilities of $4.9 million. Non-cash charges for the year ended December 31, 1999, consisted principally of depreciation and amortization and minority interest loss offset by a gain on sale of assets and income tax benefit. The net change in operating assets and liabilities for same period represented a decrease in accounts receivable and inventory from December 31, 1998. The decline in accounts receivable resulted primarily from lower equipment and service sales, while inventories decreased as a result of reduced inventory purchases and improved inventory management.



    Cash flows from investing activities for the year ended December 31, 1999 were $0.2 million which include $1.1 million incurred for purchases of capitalized equipment and software development costs. Additionally, in October 1999 Intellicall received $1.3 million cash in consideration for its sale of 5000 shares of ILD Series A Convertible Preferred Stock to First Avenue.



    Cash flows used in financing activities for the year ended December 31, 1999 were $0.9 million, which consisted of the $2.8 million repayment of the Finova line of credit offset by net borrowings of $1.0 million and $0.8 million in proceeds from issuance of stock. Net borrowings for the year consist of $2.0 million from Banca del Gottardo and the repayment of a $1.0 million convertible subordinated note due to T.J. Berthel Investments, L.P. At
March 31, 1999, Intellicall was required to retire the $1.0 million convertible subordinated note due T.J. Berthel Investments, L.P. On April 9, 1999, Intellical obtained bridge financing of $1.0 million from Banca del Gottardo for the purpose of satisfying all obligations to T.J. Berthel Investments. On
June 11, 1999, Intellicall completed the sale of a $2.0 million of 7.0% convertible subordinated note, due June 11, 2004, to Banca del Gottardo.
$1.0 million of the net proceeds from the sale of the note was used to repay the bridge financing, with the balance utilized for working capital. The note was issued with warrants to purchase 200,000 shares of Intellicall's Common Stock at $1.55 per share. The note was convertible through June 11, 2004 in to 1,290,323 shares of Intellicall's Common Stock at a price of $1.55 per share. On
December 30, 1999, Intellicall sold 1 million shares of Common Stock to Banca del Gottardo for $0.85 per share. The purchase price represented a 15% discount to the closing price of Intellicall's Common Stock upon the agreed date of December 22, 1999. The $0.8 million in proceeds from the sale were utilized for working capital purposes.



    On October 21, 1999, Intellicall received notice from Banca del Gottardo of its intent to "put" to Intellicall the balance of the 8% convertible subordinate notes due December 31, 2000. The agreement relating to such convertible debt included a put option, giving Banca del Gottardo the right to tender for payment for the outstanding balance of the notes on December 31, 1999. On December 30, 1999, Intellicall issued warrants to purchase 200,000 shares of its Common Stock at a price of $1.00 per share to Banca del Gottardo. In consideration of the warrants, Banca del Gottardo amended the December 29, 1995 note to postpone the put on the notes from December 31, 1999 to June 30, 2000. The note was repaid in April 2000.



    The Company's debt structure as of December 31, 1999 consisted of $2.6 million of 8% convertible subordinated notes due December 31, 2000, $5.0 million of 8% convertible subordinated notes due November 22, 2001 and $2.0 million of 7% convertible subordinated notes due June 11, 2004. Beginning in January 2000 the Company entered into various investing and financing transactions resulting in the retirement of $7.4 of this debt. These transactions are discussed in the following paragraphs.


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



    In addition to using asset sales and debt financings to fund net losses and capital purchases, on January 27, 1999, Intellicall closed and commenced funding under a Receivables Sale Agreement (the "RFC Agreement") with RFC Capital Corporation, or RFC, pursuant to which RFC has agreed to purchase from Intellicall certain telecommunication receivables generated by Intellicall in the ordinary course of its business. The RFC Agreement calls for RFC to purchase eligible receivables from Intellicall from time to time upon presentation thereof for a purchase price equal to the net value of such receivables. Net value is designed to yield RFC an effective interest rate of prime plus 2.75%, plus allow RFC to retain a holdback of 5% of the face amount of the receivables, net of collections, against future collection risk. Under the RFC Agreement, Intellicall performs certain servicing, administrative and collection functions with respect to the receivables sold to RFC. Also, pursuant to the terms of the RFC Agreement, Intellicall has granted to RFC a security interest in and to Intellicall's receivables not sold to RFC and Intellicall's customer base relating to the generation of such accounts receivable. The initial term of the RFC Agreement expires on December 21, 2000.



    Management of the Company believes that the proceeds from the sale of the Company's ownership in ILD will enable the Company to finance its operations for the year ending December 31, 2000. Beyond 2000, the Company's ability to obtain further funds from external sources will depend on its ability to find new strategic partners and opportunities. Although management of the Company believes that the Wireless Webconnect! acquisition will provide a strategic partnership, there can be no assurance that the condition's precedent to the merger will be satisfied or that the merger will be consummated. In the event of the consummation of merger, there can be no assurance that under such conditions, external funds would be available or, if available, would not potentially dilute shareholders' interests or returns.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    See the Index to Financial Statements located on page F-1 for a listing of the financial statements included as a part of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information concerning the directors and executive officers of Company as of April 27, 2000 is set forth below:

NAME                              AGE                 POSITION WITH THE COMPANY              DIRECTOR SINCE
----                            --------   -----------------------------------------------   --------------
William O. Hunt...............     66      Chairman of the Board of Directors                     1992
B. Michael Adler..............     53      Director                                               1984
Lewis E. Brazelton III........     59      Director(1)                                            1992
Richard B. Curran.............     64      Director(3)                                            1992
Arthur Chavoya................     52      Director(4)                                            1997
John J. McDonald, Jr..........     50      President, Chief Executive Officer and Director        1997
R. Phillip Boyd...............     42      Chief Financial Officer and Secretary                   N/A

------------------------

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

    JOHN J. MCDONALD, JR. was appointed President and Chief Executive Officer in May 1998. Prior to that time, he was Chief Operating Officer from July 1997 and Senior Vice President--Sales and Marketing from February 1997. From June 1994 to January 1997, Mr. McDonald was Senior Vice President of Intecom, Inc. ("Intecom"). Prior to his time at Intecom, he was Vice President, Business Communications, of Ericsson Business Communications.

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

                                           ANNUAL COMPENSATION (1)
-------------------------------------------------------------------------------------------------------------
                                                                                   STOCK        ALL OTHER
NAME & PRINCIPAL POSITION              YEAR     SALARY($)   BONUS($)    OTHER     OPTIONS    COMPENSATION (2)
-------------------------            --------   ---------   --------   --------   --------   ----------------
                                                                                  (SHARES)
William O. Hunt....................    1999     $ 13,963         --        --           --        $  195
Chairman of the Board                  1998     $ 99,908         --        --           --        $1,499
  of Directors, and Chief Executive
  Officer to May 1998                  1997     $202,500         --        --           --        $1,012

John J. McDonald, Jr...............    1999     $285,000         --        --           --        $2,137
President and Chief                    1998     $260,156    $71,250        --     $180,000        $2,500
  Executive Officer from May 1998,
  Senior Vice President--Sales and
  Marketing

R. Phillip Boyd....................    1999     $130,000    $25,000        --           --        $1,000
Chief Financial Officer and
  Secretary from October 1998, Vice
  President of Business Planning

------------------------

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

                                                    PERCENT                               POTENTIAL REALIZED
                                                    OF TOTAL                               VALUE AT ASSUMED
                                                    OPTIONS                                 ANNUAL RATES OF
                                                   GRANTED TO                                APPRECIATION
                                                   EMPLOYEES      EXERCISE                  FOR OPTION TERM
                                     OPTIONS     IN FISCAL YEAR    PRICE     EXPIRATION   -------------------
NAME                                GRANTED(1)        1999         ($/SH)       DATE         5%        10%
----                                ----------   --------------   --------   ----------   --------   --------
William O. Hunt...................       --             --            --          --          --         --
John J. McDonald, Jr..............       --             --            --          --          --         --
R. Phillip Boyd...................       --             --            --          --          --         --

------------------------

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

                                                          NUMBER OF UNEXERCISED           VALUE OF UNEXERCISED
                                                                 OPTIONS                  IN-THE-MONEY OPTIONS
                               SHARES                      AT DECEMBER 31, 1999          AT DECEMBER 31, 1999(1)
                             ACQUIRED ON    VALUE     ------------------------------   ---------------------------
NAME                          EXERCISE     REALIZED   EXERCISABLE      UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                         -----------   --------   -----------      -------------   -----------   -------------
William O. Hunt............        --          --       670,000               --            $0             $0
John J. McDonald, Jr.......        --          --       255,000           45,000            $0             $0
R. Phillip Boyd............        --          --        23,750            6,250            $0             $0

------------------------

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

STOCK PERFORMANCE CHART


    The following chart compares the yearly percentage change in the cumulative total stockholder return on Intellicall's Common Stock during the five years ended December 31, 1999, with the cumulative total return of (1) Standard & Poors 500 Stock Index, (2) the Standard & Poors Small Cap 600 Index and (3) the Standard & Poors Telephone Manufacturers Index. The comparison assumes $100 was invested on December 31, 1994 in Intellicall's common stock and in each of the other indices and assumes reinvestment of dividends. Intellicall paid no dividends during the five year period.

          COMPARISON OF FIVE YEAR CUMULATIVE RETURN AMONG INTELLICALL,
                  S&P 500 INDEX, S&P SMALL CAP 600 INDEX, AND
                      S&P TELEPHONE MANUFACTURER'S INDEX.*


EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

                                      S&P SMALL  TELEPHONE MANUFACTURER'S
          Intellicall  S&P 500 Index    Cap 600           Composite Index
12/31/94         $100           $100       $100                      $100
12/31/95         $100           $138       $130                      $151
12/31/96         $157           $169       $158                      $152
12/31/97         $137           $226       $198                      $212
12/31/98          $58           $290       $195                      $312
12/31/99          $30           $351       $220                      $330


      * TOTAL RETURN BASED ON $100 INITIAL INVESTMENT & REINVESTMENT OF
        DIVIDENDS.


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

                                                        SHARES OF
NAME AND ADDRESS                                      COMMON STOCK        PERCENTAGE
OF BENEFICIAL OWNER(1)                            BENEFICIALLY OWNED(2)    OF CLASS
----------------------                            ---------------------   ----------
William O. Hunt(3)..............................          962,000             7.0%
2155 Chenault, Suite 450
Carrollton, Texas 75006

Banca Del Gottardo(4)...........................        4,165,948            29.5%
viale S. Franscini 8
6901 Lugano
Switzerland

B. Michael Adler(5).............................          659,313             5.0%
2155 Chenault, Suite 450
Carrollton, Texas 75006

Neuberger & Berman, LLC(6)......................          769,430             5.9%
605 Third Avenue
New York, New York 10158

Lewis E. Brazelton III(7).......................          116,373            *

Arthur Chavoya(8)...............................           30,000            *

Richard B. Curran(9)............................          103,600            *

John J. McDonald, Jr.(10).......................          263,800             2.0%

R. Phillip Boyd(11).............................           27,250            *

All officers and directors as a                                              15.1%
  group (7 persons)(12).........................        2,162,336

------------------------

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


       (a)3.1           Certificate of Incorporation of the Company and all
                          amendments thereto through December 31, 1992.
       (c)3.2           Amendment to Certificate of Incorporation raising the
                          authorized common stock from 10,000,000 shares to
                          50,000,000 shares.
       (f)3.3           Amendment to Certificate of Incorporation lowering the
                          authorized common stock from 50,000,000 shares to
                          20,000,000 shares.
       (b)3.4           Bylaws of the Company, as amended.
       (a)4.1           Specimen certificate for Common Stock of the Company.
      (f)10.1           Intellicall, Inc. 1991 Stock Option Plan, as amended.
      (b)10.2           Form of Incentive Stock Option Agreement.
      (b)10.3           Form of Nonqualified Stock Option Agreement.
      (b)10.4           Form of Director Stock Option Agreement.
      (f)10.5           Form of 1995 Employee Stock Purchase Plan.
      (b)10.6           ADREC Development and License Agreement, dated as August 2,
                          1990, between VCS Industries, Inc. d/b/a Voice Control
                          Systems and the Company.
      (b)10.7           Amended and Restated Patent License Agreement dated as of
                          January 1, 1992, between the Company and
                          MessagePhone, Inc.
      (d)10.8           Amended and Restated 10% Convertible Subordinated Note Due
                          1999 dated August 11, 1994 with T.J. Berthel Investments,
                          L.P.
      (c)10.9           Registration Rights Agreement dated February 14, 1994,
                          between the Company and T.J. Berthel Investments, L.P.
      (e)10.10          Note and Warrant Purchase, Paying and Conversion/Exercise
                          Agency Agreement entered into on December 22, 1995 between
                          Banca Del Gottardo and the Company.
      (e)10.11          Form of 8% Convertible Subordinated Note executed by the
                          Company to Banca Del Gottardo dated December 22, 1995.
      (e)10.12          Form of Warrants issued with Notes.
      (g)10.13          Note and Warrant Purchase, Paying and Conversion/Exercise
                          Agency Agreement dated November 22, 1996 and executed with
                          Banca del Gottardo.
      (g)10.14          Form of 8% Convertible Subordinated Notes executed by the
                          Company to Banca Del Gottardo dated November 22, 1996
                          (included within Exhibit 10.13).
      (g)10.15          Form of Warrants issued with Notes (included within Exhibit
                          10.13).
      (h)10.16          Receivable Sale Agreement executed with RFC Capital
                          Corporation.
      (i)10.17          Organization Agreement dated May 10, 1996 between the
                          Company, Triad-ILD Partners, L.P., Morris
                          Telecommunications LLC and ILD Communications.
       ++21.1           Subsidiaries of the Company.
       ++23.1           Consent of Independent Accountants.
       ++27.1           Financial Data Schedule.


------------------------

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

(d) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

(e) Incorporated by reference from the Company's Current Report on Form 8-K (Date of Earliest Event Reported--December 28, 1995).

(f) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(g) Incorporated by reference from the Company's Current Report on Form 8-K (Date of Earliest Event Reported--November 22, 1996).

(h) Incorporated by reference from the Company's Current Report on Form 8-K (Date of Earliest Event Reported--January 27, 1999).


(i) Filed herewith.


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


September 12, 2000                                     INTELLICALL, INC.

                                                       By:          /s/ JOHN J. MCDONALD, JR.
                                                            -----------------------------------------
                                                                      John J. McDonald, Jr.
                                                                  (PRINCIPAL EXECUTIVE OFFICER)


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on September 12, 2000.


                   NAME                                    TITLE                         DATE
                   ----                                    -----                         ----
        /s/ JOHN J. MCDONALD, JR.           President and Chief Executive
    ---------------------------------         Officer
          John J. McDonald, Jr.               and Director

           /s/ R. PHILLIP BOYD
    ---------------------------------       Vice President of Finance, Chief
             R. Phillip Boyd                  Financial Officer

           /s/ WILLIAM O. HUNT
    ---------------------------------       Chairman of the Board
             William O. Hunt

    ---------------------------------       Director
             B. Michael Adler

       /s/ LEWIS E. BRAZELTON, III
    ---------------------------------       Director
         Lewis E. Brazelton, III

            /s/ ARTHUR CHAVOYA
    ---------------------------------       Director
              Arthur Chavoya

          /s/ RICHARD B. CURRAN
    ---------------------------------       Director
            Richard B. Curran

                               INTELLICALL, INC.

                         INDEX TO FINANCIAL STATEMENTS


Report of Independent Accountants...........................     F-2

Financial Statements:

  Balance Sheets............................................     F-3

  Statements of Operations..................................     F-5

  Statements of Stockholders' Equity........................     F-6

  Statements of Cash Flows..................................     F-7

  Notes to Financial Statements.............................     F-8

        Financial Statement Schedules (Note A):

        Valuation and Qualifying Accounts...................    F-32


------------------------

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

                                          PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
April 11, 2000
except as to Note 4,
Note 7, and Note 19
which are as of
September 11, 2000

                               INTELLICALL, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1999        1998
                                                              --------   ----------
                                                                         (RESTATED)
                                                                 (IN THOUSANDS)
Current assets
    Cash and cash equivalents...............................  $   694    $       16
    Receivables, net of allowance for doubtful accounts of
      $764 and $442.........................................    1,455         4,263
    Inventories, net........................................    3,088         5,177
    Receivables from related party, net.....................    1,258         1,658
    Deferred Tax Asset......................................    1,500            --
    Other current assets....................................      157           197
                                                              -------    ----------
        Total current assets................................    8,152        11,311
Fixed assets, net...........................................      980         1,425
Capitalized software costs, net of accumulated amortization
  of $2,652 in 1998.........................................       --         2,481
Notes receivable............................................       --         1,074
Intangible assets, net of accumulated amortization of $1,118
  in 1998...................................................       --           749
Investment in unconsolidated subsidiary.....................    1,835         2,971
Other assets, net...........................................      637         1,286
Assets of discontinued operations...........................      513         3,587
                                                              -------    ----------
    Total Assets............................................  $12,117    $   24,884
                                                              =======    ==========

                       See notes to financial statements.

                               INTELLICALL, INC.

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1999        1998
                                                              --------   ----------
                                                                         (RESTATED)
                                                              (IN THOUSANDS, EXCEPT
                                                               SHARE INFORMATION)
Current liabilities
    Accounts payable........................................  $  1,798   $    2,085
    Accrued liabilities.....................................       610        1,052
    Current portion of long-term debt.......................     7,630        3,811
                                                              --------   ----------
    Total current liabilities...............................    10,038        6,948
Long-term debt..............................................     1,557        7,312
Deferred gain on sale of assets.............................       730          968
Other liabilities...........................................        50          250
Liabilities of discontinued operations......................        80          880
                                                              --------   ----------
      Total liabilities.....................................    12,455       16,358
                                                              --------   ----------
Commitments and contingent liabilities (See Notes 14 and
  18).......................................................        --           --
Stockholders' equity (deficit)
    Preferred stock, $.01 par value; 1,000,000 shares
      authorized; zero and 510 shares issued and
      outstanding, respectively.............................        --            1
    Common stock, $.01 par value; 20,000,000 shares
      authorized; 13,080,175 and 11,738,001 shares issued,
      respectively..........................................       131          117
    Additional paid-in capital..............................    61,486       60,375
    Less common stock in treasury, at cost; 24,908 shares...      (258)        (258)
    Accumulated deficit.....................................   (61,697)     (51,709)
                                                              --------   ----------
        Total stockholders' equity (deficit)................      (338)       8,526
                                                              --------   ----------
                                                              $ 12,117   $   24,884
                                                              ========   ==========


                       See notes to financial statements.

                               INTELLICALL, INC.

                            STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
Sales and Revenues:
    Equipment sales.........................................  $ 11,131     $13,859    $ 19,313
    Services revenues.......................................        --          --      60,450
                                                              --------     -------    --------
                                                                11,131      13,859      79,763
Cost of sales and revenues:
    Equipment sales, including writeoffs of $.7 million in
      goodwill and $2.5 million in capitalized software
      costs in 1999 and $1.6 million of capitalized software
      costs in 1997 (See Note 3)............................    13,174      11,600      21,929
    Services revenues.......................................        --          --      52,523
                                                              --------     -------    --------
                                                                13,174      11,600      74,452
                                                              --------     -------    --------
Gross profit (loss).........................................    (2,043)      2,259       5,311
Selling, general and administrative expenses................    (6,005)     (7,363)    (12,616)
Provision for doubtful accounts.............................      (592)       (876)     (1,006)
Research and development expenses...........................      (907)     (1,587)       (741)
                                                              --------     -------    --------
Operating loss from continuing operations...................    (9,547)     (7,567)     (9,052)
Gain on sale of assets......................................     1,431       7,389          --
Loss on investments (See Note 1)............................      (338)         --          --
Other income................................................       346         538         695
Interest expense............................................    (1,717)     (1,539)     (2,660)
Equity in the loss of unconsolidated subsidiary.............      (982)       (762)         --
Minority interest...........................................        --          --        (382)
                                                              --------     -------    --------
Loss before income taxes from continuing operations.........   (10,807)     (1,941)    (11,399)
Income tax benefit (expense)................................     1,500          --        (277)
                                                              --------     -------    --------
Net loss from continuing operations.........................    (9,307)     (1,941)    (11,676)
Income (loss) from discontinued operations..................      (681)         85         585
                                                              --------     -------    --------
Net loss....................................................  $ (9,988)    $(1,856)   $(11,091)
                                                              ========     =======    ========
Basic and diluted net loss per share from continuing
  operations................................................  $  (0.76)    $ (0.20)   $  (1.26)
                                                              ========     =======    ========
Basic and diluted net income (loss) per share from
  discontinued operations...................................  $  (0.06)    $  0.01    $   0.06
                                                              ========     =======    ========
Basic and diluted net loss per share........................  $  (0.82)    $ (0.19)   $  (1.20)
                                                              ========     =======    ========
Weighted average number of basic and diluted shares
  outstanding...............................................    12,132       9,927       9,268
                                                              ========     =======    ========

                       See notes to financial statements.

                               INTELLICALL, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                                                TREASURY
                                    COMMON STOCK         PREFERRED STOCK      ADDITIONAL          STOCK
                                 -------------------   --------------------    PAID-IN     -------------------   ACCUMULATED
                                  SHARES     AMOUNT     SHARES      AMOUNT     CAPITAL      SHARES      COST       DEFICIT
                                 --------   --------   ---------   --------   ----------   --------   --------   -----------
Balances at December 31,
  1996.........................    8,646      $ 87           --      $--       $51,602       (25)      $(258)     $(38,762)
  Exercise of stock options....       65         1           --       --           268        --          --            --
  Employee stock purchase
    plan.......................       17        --           --       --            74        --          --            --
  Issuance of stock............      430         4           --       --           481        --          --            --
  Conversion of subordinated
    notes......................      314         3           --       --         1,237        --          --            --
  Issuance of preferred
    stock......................       --        --            4        1         3,824        --          --            --
  Effect of change in Interest
    of unconsolidated
    Subsidiary (Restated), (See
    Note 2)....................       --        --           --       --         2,480        --          --            --
  Net loss.....................       --        --           --       --            --        --          --       (11,091)
                                  ------      ----     ---------     ---       -------       ---       -----      --------
Balances at December 31, 1997
  (Restated)...................    9,472        95            4        1        59,966       (25)       (258)      (49,853)
  Exercise of stock options....       47        --           --       --           183        --          --            --
  Employee stock purchase
    plan.......................        8        --           --       --            30        --          --            --
  Conversion of subordinated
    notes......................       50         1           --       --           200        --          --            --
  Conversion of preferred
    stock......................    2,149        21           (3)      --           (12)       --          --            --
  Issuance of stock............       12        --           --       --             8        --          --            --
  Net loss.....................       --        --           --       --            --        --          --        (1,856)
                                  ------      ----     ---------     ---       -------       ---       -----      --------
Balances at December 31, 1998
  (Restated)...................   11,738       117            1        1        60,375       (25)       (258)      (51,709)
  Conversion of preferred
    stock......................      336         4           (1)      (1)           (2)       --          --            --
  Employee stock purchase
    plan.......................        6        --           --       --             6        --          --            --
  Issuance of warrants.........       --        --           --       --           532        --          --            --
  Unearned Warrants............       --        --           --       --          (265)       --          --            --
  Issuance of stock............    1,000        10           --       --           840        --          --            --
  Net loss.....................       --        --           --       --            --        --          --        (9,988)
                                  ------      ----     ---------     ---       -------       ---       -----      --------
Balances at December 31,
  1999.........................   13,080      $131           --      $--       $61,486       (25)      $(258)     $(61,697)
                                  ======      ====     =========     ===       =======       ===       =====      ========


                                  TOTAL
                                 --------
Balances at December 31,
  1996.........................  $ 12,669
  Exercise of stock options....       269
  Employee stock purchase
    plan.......................        74
  Issuance of stock............       485
  Conversion of subordinated
    notes......................     1,240
  Issuance of preferred
    stock......................     3,825
  Effect of change in Interest
    of unconsolidated
    Subsidiary (Restated), (See
    Note 2)....................     2,480
  Net loss.....................   (11,091)
                                 --------
Balances at December 31, 1997
  (Restated)...................     9,951
  Exercise of stock options....       183
  Employee stock purchase
    plan.......................        30
  Conversion of subordinated
    notes......................       201
  Conversion of preferred
    stock......................         9
  Issuance of stock............         8
  Net loss.....................    (1,856)
                                 --------
Balances at December 31, 1998
  (Restated)...................     8,526
  Conversion of preferred
    stock......................         1
  Employee stock purchase
    plan.......................         6
  Issuance of warrants.........       532
  Unearned Warrants............      (265)
  Issuance of stock............       850
  Net loss.....................    (9,988)
                                 --------
Balances at December 31,
  1999.........................  $   (338)
                                 ========

                       See notes to financial statements.

                               INTELLICALL, INC.

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                   FOR THE YEARS ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Cash flows from continuing operating activities:
    Net loss from continuing operations.....................  $(9,307)   $ (1,941)  $(11,676)
    Adjustments to reconcile net loss from continuing
     operations to net cash provided by operating
     activities:
        Gain on sale of assets..............................   (1,431)     (7,389)        --
        Depreciation and amortization.......................    5,236       1,760      5,845
        Provision for doubtful accounts.....................      592         876      1,393
        Provision for inventory losses......................      310         333      4,382
        Equity in loss of unconsolidated subsidiary.........      982         762         --
        Minority interest...................................       --          --        382
        Income Tax Benefit..................................   (1,500)         --         --
        Changes in operating assets and liabilities:
            Restricted cash.................................       --          --     (2,473)
            Receivables.....................................    2,766      (1,929)   (12,718)
            Inventories.....................................    1,779        (757)    (1,451)
            Receivables from related party, net.............      400         673         --
            Other current assets............................       40         233       (308)
            Notes receivable................................      525         160        446
            Accounts payable................................     (287)     (4,187)     4,611
            Transmission, customer commissions and billing
              charges.......................................       --        (939)     9,143
            Accrued liabilities.............................     (442)       (153)     1,600
            Deferred gain on sale of assets.................       --         938       (361)
            Other...........................................      143        (123)    (2,051)
                Net cash used in continuing operating
                   activities...............................     (194)    (11,683)    (3,236)
Cash flows from investing activities:
    Capital expenditures....................................     (122)       (478)    (2,082)
    Capitalized software....................................     (966)     (1,031)    (1,322)
    Cash received on sale of assets.........................    1,252       8,463         --
    Capital lease obligation................................       --          --      1,000
    Acquisition of WorldCom and Interlink assets............       --          --    (20,542)
                Net cash provided by (used in) investing
                   activities...............................      164       6,954    (22,946)
Cash flows from financing activities:
    Net proceeds from (repayments on) line of credit........   (2,811)     (1,303)     9,517
    Net borrowings (repayments) on notes payable............    1,000         (28)        --
    Proceeds from issuance of stock.........................      856         223      4,653
    Proceeds from issuance of stock in unconsolidated
     subsidiary.............................................       --          --      6,088
                Net cash provided by (used in) financing
                   activities...............................     (955)     (1,108)    20,258
Net cash flows from discontinued operations.................    1,663       5,787      3,719
Net increase (decrease) in cash and cash equivalents........      678         (50)    (2,205)
Cash and cash equivalents at beginning of period............       16          66      2,271
Cash and cash equivalents at end of period..................  $   694    $     16   $     66
                                                              -------    --------   --------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid.............................................  $   988    $  1,141   $  2,056
                                                              -------    --------   --------

SUPPLEMENTAL NON CASH FLOW INFORMATION:
  Issuance of stock warrants................................  $   267    $     --   $     --
                                                              -------    --------   --------
  Conversion of debt to equity..............................  $    --    $    210   $  1,320
                                                              -------    --------   --------
  Stock issued to purchase WorldCom and Interlink assets....  $    --    $     --   $ 13,196
                                                              -------    --------   --------
  Redeemable preferred stock dividend declared..............  $    --    $     --   $    186
                                                              -------    --------   --------

                       See notes to financial statements.

                               INTELLICALL, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1--BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

                               INTELLICALL, INC.

NOTE 1--BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    EQUIPMENT REVENUE RECOGNITION: Revenues from sales of telephones and related products are recognized upon shipment to customers.



    In December 1999, the Securities & Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. Management believes that SAB 101 will not have a material effect on the financial statements.


    SERVICE REVENUE RECOGNITION: For 1997, prepaid debit card revenue was deferred and recognized as calling services were used. The portion of the business related to the prepaid calling card services was sold to ILD in January 1998 (See NOTE 17), accordingly no debit card revenue was recorded in 1999 or 1998.


    In 1997, call revenues from customer microautomated operator systems are recognized based on the amounts charged to billed parties for calls processed and billed by the Company. Additionally, ILD's call revenues were recognized at the time the calls were placed.


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

    The amounts of software development costs capitalized for the years ended December 31, 1999, 1998 and 1997 were $1.0 million, $1.0 million and
$1.3 million, respectively. The Company recorded $.9 million, $.6 million and $1.7 million of software amortization expense for the years ended December 31, 1999, 1998 and 1997, respectively. For the years ended December 31, 1999 and 1997, the Company recognized an impairment in value of capitalized software development costs of $2.5 million and $1.6 million, which is included in cost of sales in the statement of operations for those years (See NOTE 3).


    RECEIVABLES: Receivables consist of trade accounts receivable and a note receivable. Trade accounts receivable represents amounts owed by various customers for equipment sales. The amount of trade accounts receivable as of December 31, 1999 and 1998 is $1.1 million and $4.4 million. The

                               INTELLICALL, INC.

NOTE 1--BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

allowance for doubtful accounts related to the trade accounts receivable as of December 31, 1999 and 1998 is $.4 million and $.4 million, respectively. The Company's credit department determines collectibility based on customer contact and financial information made available to the Company.



    Also included in receivables for the year ended December 31, 1999 is a $1.2 million note receivable due from New York City Telecommunications ("NYCT'). The NYCT note, due on December 31, 2001, provides for the monthly payment of interest and principal of $34,238. Through June 1999, NYCT had serviced the note timely and in full at which time the outstanding principal of the note was $1.2 million. Since that time no payments have been received. The Company has initiated legal action for the immediate collection of the principal balance pursuant to NYCT being in default of the note agreement and has reserved
$.4 million against the note subject to the outcome of the litigation. Receivables for the year ended December 31, 1998 include the current portion of the NYCT notes of $.3 million with the remaining portion of the note recorded as long term notes receivable. As of December 31, 1999, the note principal and its related reserve of $0.4 million are presented in current assets as receivables.



    The receivables from related party are presented net of reserve of uncollectible accounts of $0.3 million as of December 31, 1999 and 1998. These receivables consist of amounts due for management and administrative services provided to ILD Telecommunications.


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


    INFORMATION ABOUT GEOGRAPHIC AREAS: For the years ended December 31, 1999, 1998 and 1997, the Company had sales, to customers in the United States of $7.7 million, or 69% of total sales, $11.1 million, or 80% of total sales and $16.7 million, or 87% of total sales, respectively.



    The Company's sales to foreign countries represented $3.4 million, or 31% of total sales, $2.8 million, or 20% of total sales and $2.6 million, or 13% of total sales, for the years ended December 31, 1999, 1998 and 1997, respectively. Sales to Canadian companies represented $2.8 million or 82% of sales to foreign countries in 1999. There were no sales to Canadian companies in 1998 or 1997.


    INVENTORIES: Inventories are stated at the lower of cost or market with cost determined on a first-in, first-out method. Costs include acquisition costs of purchased components, freight costs, labor and overhead.

    DEBT ISSUANCE COSTS: The stock purchase warrants issued in connection with the issuance of debt obligations are valued by the Company based on the Black-Scholes model and are recorded in

                               INTELLICALL, INC.

NOTE 1--BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) accordance with Accounting Principals Based Opinion No. 14 "Accounting for convertible Debt and Debt issued with Stock Purchase Warrants" ("APB14"). Accordingly, the Company defers costs incurred directly in connection with the issuance of debt obligations and charges such costs to interest expense based on the interest method, over the terms of the respective debt agreements (See
NOTE 7).

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

    COMPREHENSIVE INCOME: Effective December 31, 1998, the Company adopted STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 130, "REPORTING COMPREHENSIVE INCOME" which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. It requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a

                               INTELLICALL, INC.

NOTE 1--BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) financial statement that is displayed with the same prominence as other financial statements. There were no items of comprehensive income for the years ended December 31, 1999, 1998 and 1997.

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

NOTE 2--EFFECT OF RESTATEMENT

    In 1997, ILD acquired the assets of WorldCom as well as all of the outstanding common stock of Interlink (see Note 17). The issuance of stock by ILD to third parties in these transactions decreased the Company's percentage of ownership in ILD and the value assigned to ILD common stock issued under both of the aforementioned transactions was substantially more than the Company's carrying amount per share of ILD stock, thus triggering a change in the Company's interest in ILD. The Company has restated its December 31, 1997 and December 31, 1998 financial statements in

                               INTELLICALL, INC.

NOTE 2--EFFECT OF RESTATEMENT (CONTINUED) accordance with Staff Accounting Bulletin ("SAB") Topic 5H, as amended by SAB 84, to reflect the change of interest in ILD which arose in 1997.

    The effects of the restatement at December 31, 1997 and 1998, were: (1) to increase the investment in ILD by $1.5 million; (2) to recognize a $1.0 million note receivable from ILD; and (3) to increase additional paid-in capital (and stockholders' equity) by $2.5 million.

    There was no impact to the Company's income statement and cash flows for the year ended December 31, 1997 or 1998.

NOTE 3--ASSET IMPAIRMENT

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

    During the fourth quarter of 1999, the Company also compared the unamortized capitalized software costs to their net realizable value, as prescribed under FAS 86. The Company determined the net realizable value of capitalized software costs by estimating the future net profits from those assets over a three-year period and concluded that the net book value of $2.5 million of capitalized software costs as of December 31, 1999 was not recoverable.

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

NOTE 4--RECURRING LOSSES FROM OPERATIONS, WORKING CAPITAL FUNDING

    For the year ended December 31, 1999, the Company has continued to experience significant losses from operations, resulting primarily from a continuous decrease in revenues due to the decline in the payphone equipment industry. As a result, the Company has faced difficulty in funding its operations from internal sources and meeting its cash obligations. During the year, significant cost-

                               INTELLICALL, INC.

NOTE 4--RECURRING LOSSES FROM OPERATIONS, WORKING CAPITAL FUNDING (CONTINUED) cutting measures have been undertaken by the Company. In addition, the Company has consistently looked for external financial support or has sold existing assets in order to meet these cash obligations.

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


    In order to address their current liquidity needs, management sold to Banca del Gottardo the Company's ownership in ILD (See NOTE 19). The proceeds from this transaction were $15.5 million. A portion of the proceeds was used to pay down existing debt, including the "Put" due June 30, 2000. The remainder of the proceeds will be used to fund future operations. Such reduction in debt is expected to deleverage the Company and put management in a better position to move forward with their current business plan.



    Management of the Company believes that the proceeds from the sale of the Company's ownership in ILD will enable the Company to finance its operations for the year ending December 31, 2000. Beyond 2000, the Company's ability to obtain further funds from external sources will depend on its ability to find new strategic partners and opportunities. Although management of the Company believes that the Wireless Webconnect! acquisition will provide a strategic partnership, there can be no assurance that the condition's precedent to the merger will be satisfied or that the merger will be consummated. In the event of the consummation of merger, there can be no assurance that under such conditions, external funds would be available or, if available, would not potentially dilute shareholders' interests or returns.


NOTE 5--INVENTORIES

    The components of inventories are (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Raw materials...............................................  $ 3,362    $ 3,629
Work in process.............................................      133        428
Finished goods..............................................    1,003      3,150
                                                              -------    -------
                                                                4,498      7,207
Less reserves for obsolescence..............................   (1,410)    (2,030)
                                                              -------    -------
Net inventory...............................................  $ 3,088    $ 5,177
                                                              =======    =======

    Results of operations for the years ended December 31, 1998 and 1997 also include a charge of $.1 million and $4.4 million which represents the excess of cost over market.

                               INTELLICALL, INC.

NOTE 6--FIXED ASSETS

    The components of fixed assets are (in thousands):

                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
Office equipment..........................................  $ 3,404    $ 3,351
Tooling and other equipment...............................    5,001      5,010
                                                            -------    -------
                                                              8,405      8,361
Less accumulated depreciation.............................   (7,425)    (6,936)
                                                            -------    -------
                                                            $   980    $ 1,425
                                                            =======    =======

    Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was $.5 million, $.7 million and $1.3 million, respectively.

NOTE 7--LONG-TERM DEBT AND LINE OF CREDIT

    The Company's debt consisted of the following (in thousands):


                                                                DECEMBER 31,
                                                             -------------------
                                                               1999       1998
                                                             --------   --------
8% Convertible subordinated notes, due 2000................  $ 2,630     $2,630
8% Convertible subordinated notes, due 2001................    5,000      5,000
7% Convertible subordinated notes, due 2004................    2,000         --
Convertible subordinated note, due 1999....................       --      1,000
Asset-based note collateralized by certain assets, due
  1999.....................................................       --      2,811
                                                             -------     ------
                                                               9,630     11,441
Less: Unamortized debt discount............................     (443)      (318)
                                                             -------     ------
                                                               9,187     11,123
                                                             -------     ------
Less: Current portion of long-term debt....................   (7,630)    (3,811)
                                                             -------     ------
      Total long-term debt.................................  $ 1,557     $7,312
                                                             =======     ======


    On February 15, 1994 the Company issued a $1.0 million, 10.0%, convertible, subordinated note to T.J. Berthel Investments, L.P., whose ownership also controls 3.9% of the Company's outstanding common stock. Interest was payable quarterly and commenced March 31, 1994. The Company paid the entire principal amount, including any accrued interest, on April 9, 1999.

    On December 29, 1995 the Company completed the sale of $7.5 million of 8.0% convertible subordinated notes, due December 31, 2000, to Banca Del Gottardo with the proceeds used to repay the previous lender and for working capital purposes. The notes were issued with warrants to purchase 300,000 shares of the Company's common stock at $4.20 per share. As a result of activating certain anti-dilution provisions, the warrants entitle the holder to purchase 418,507 shares of common stock, exercisable at $3.01 per share. The unamortized portion of the deferred debt costs recorded by the Company in connection with those warrants was $42,081 and $84,161 as of December 31, 1999 and 1998. Additionally, a third party holds an additional warrant to purchase 313,500 shares of common stock exercisable at $2.68 per share. The notes are convertible into 1,785,714 shares of the Company's

                               INTELLICALL, INC.

NOTE 7--LONG-TERM DEBT AND LINE OF CREDIT (CONTINUED) common stock at a price of $4.20 per share. As of December 31, 1998, $4.87 million of the Banca Del Gottardo Notes were converted to 1,159,517 shares of the Company's common stock. Interest is payable semi-annually and commenced June 30, 1996.

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

                               INTELLICALL, INC.

NOTE 7--LONG-TERM DEBT AND LINE OF CREDIT (CONTINUED)
    Under the RFC Agreement, the Company performs certain servicing, administrative and collection functions with respect to the receivables sold to RFC. Also, pursuant to the terms of the RFC Agreement, the Company has granted to RFC a security interest in and to the Company's receivables not sold to RFC and the Company's customer base relating to the generation of such accounts receivable.

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


    On December 30, 1999 the Company issued warrants to purchase 200,000 shares of its Common Stock at a price of $1.00 per share to Banca del Gottardo. In consideration of the warrants, Banca del Gottardo amended the 8% convertible, subordinated notes due December 31, 2000 to postpone the Put on the notes from December 31, 1999 to June 30, 2000. The stock purchase warrants were valued at $106,200 and recorded as deferred debt costs by the Company.


    Aggregate maturities of long-term debt in the next five years are $2.6 million, $5.0 million, $0, $0 and $2.0 million.

NOTE 8--STOCK-BASED COMPENSATION

    As permitted under FAS 123, the Company applies APB 25, and related interpretation, in accounting for its employee stock options. In accordance with APB 25, no compensation expense or unearned compensation was recorded for the years ended December 1999, 1998 and 1997. As discussed in NOTE 1, the Company has adopted the disclosure-only provisions of FAS 123. Had compensation cost for the Company's stock option plans been determined based on the fair value provisions of

                               INTELLICALL, INC.

NOTE 8--STOCK-BASED COMPENSATION (CONTINUED)
FAS 123, the Company's net loss per share would have been increased to the pro forma amounts indicated below:


                                                                YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1999          1998         1997
                                                         -----------   ----------   -----------
Net loss
  As reported..........................................  $ 9,988,000   $1,856,000   $11,091,000
  Pro forma............................................  $10,320,000   $2,410,000   $12,179,000
Basic and diluted net loss per share
  As reported..........................................  $      0.82   $     0.19   $      1.20
  Pro forma............................................  $      0.85   $     0.24   $      1.31


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

                                                             YEAR ENDED DECEMBER 31,
                                                          ------------------------------
                                                            1999       1998       1997
                                                          --------   --------   --------
Dividend yield..........................................     --         --        --
Expected volatility.....................................   51.20%     46.85%    66.95%
Risk free interest rate.................................   4.94%      5.59%      5.96%
Option term.............................................  10 years   10 years   9 years

    The weighted average fair value for all options granted in 1999, 1998 and 1997 was $2.03, $2.86 and $3.53 respectively.

                               INTELLICALL, INC.

NOTE 9--STOCK OPTION PLANS

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

NSO, ISO, DSO PLANS

    Stock option activity under the NSO, ISO, DSO and Other Directors' Options Plans was:

                                                                                                          OTHER DIRECTORS'
                                              NSO                   ISO                    DSO                 OPTIONS
                                      -------------------   --------------------   -------------------   -------------------
                                                 WEIGHTED               WEIGHTED              WEIGHTED              WEIGHTED
                                                 AVERAGE                AVERAGE               AVERAGE               AVERAGE
                                                  OPTION                 OPTION                OPTION                OPTION
                                      OPTIONS     PRICE      OPTIONS     PRICE     OPTIONS     PRICE     OPTIONS     PRICE
                                      --------   --------   ---------   --------   --------   --------   --------   --------
Outstanding at December 31, 1996....  600,000     $4.61     1,141,615    $5.24     200,000     $5.70      60,000     $11.08

Granted.............................       --        --       239,880    $4.62          --        --          --         --

Exercised...........................       --        --       (63,925)   $4.21          --        --          --         --

Canceled............................       --        --      (120,065)   $5.28     (30,000)    $6.04          --         --
                                      -------               ---------              -------               -------

Outstanding at December 31, 1997....  600,000     $4.61     1,197,505    $5.17     170,000     $5.64      60,000     $11.08

Granted.............................       --        --       207,500    $4.27      30,000     $4.56          --         --

Exercised...........................       --        --       (46,715)   $3.96          --        --          --         --

Canceled............................       --        --      (129,085)   $5.49          --        --     (15,000)    $ 7.56
                                      -------               ---------              -------               -------

Outstanding at December 31, 1998....  600,000     $4.61     1,229,205    $5.03     200,000     $5.48      45,000     $12.25

Granted.............................       --        --         6,500    $3.00          --        --          --         --

Canceled............................       --        --      (308,950)   $5.32     (80,000)    $5.23     (32,500)    $11.87
                                      -------               ---------              -------               -------

Outstanding at December 31, 1999....  600,000     $4.61       926,755    $4.92     120,000     $5.64      12,500     $13.25
                                      =======               =========              =======               =======

    At December 31, 1999, 1998 and 1997, there were no shares available to be granted under the NSO plan.

    At December 31, 1999, 1998 and 1997, there were 4,305, 392,455 and 870 shares, respectively, available for grant under the ISO Plan.

                               INTELLICALL, INC.

NOTE 9--STOCK OPTION PLANS (CONTINUED)
    At December 31, 1999, 1998 and 1997, there were 180,000, 100,000 and 130,000 shares, respectively, available for grant under the DSO Plan.

    At December 31, 1999, 1998 and 1997, there were 47,500, 15,000 and zero shares, respectively, available for grant under the Other Directors' Options
Plan.


    The following table summarizes options exercisable under each plan at the end of each year:



                                                                OPTIONS     WEIGHTED AVERAGE
                                                              EXERCISABLE    EXERCISE PRICE
                                                              -----------   ----------------
At December 31, 1997:
  NSO Plan..................................................     600,000         $4.61
  ISO Plan..................................................   1,052,971         $5.24
  DSO Plan and other Director's Options.....................     230,000         $7.06

At December 31, 1998:
  NSO Plan..................................................     600,000         $4.61
  ISO Plan..................................................   1,071,580         $5.12
  DSO Plan and other Director's Options.....................     235,000         $6.81

At December 31, 1999:
  NSO Plan..................................................     600,000         $4.61
  ISO Plan..................................................     873,255         $4.96
  DSO Plan and other Director's Options.....................     132,500         $6.36


    The following tables summarize information about the fixed-price stock options outstanding at December 31, 1999:

NSO PLAN


                                       OPTIONS OUTSTANDING
                     -------------------------------------------------------
                                      WEIGHTED-AVERAGE
   RANGE OF          OUTSTANDING         REMAINING          WEIGHTED-AVERAGE
EXERCISE PRICES      AT 12/31/99      CONTRACTUAL LIFE       EXERCISE PRICE
---------------      -----------      ----------------      ----------------
         $3.625        430,000           2.9 years               $3.63
         $6.625        100,000           1.1 years               $6.63
         $7.750         70,000           0.6 years               $7.75
                       -------
       $3.625 -
7.750..........        600,000           2.3 years               $4.61
                       =======

                               INTELLICALL, INC.

NOTE 9--STOCK OPTION PLANS (CONTINUED)
ISO PLAN


                                       OPTIONS OUTSTANDING
                     -------------------------------------------------------
                                      WEIGHTED-AVERAGE
   RANGE OF          OUTSTANDING         REMAINING          WEIGHTED-AVERAGE
EXERCISE PRICES      AT 12/31/99      CONTRACTUAL LIFE       EXERCISE PRICE
---------------      -----------      ----------------      ----------------
         $1.688         25,000           9.0 years               $1.69
$3.00 - 4.50...        470,875           4.5 years               $3.81
       $4.625 -
6.625..........        308,880           7.2 years               $5.09
        $7.75 -
10.375.........        122,000           3.2 years               $9.42
                       -------
       $1.688 -
10.375.........        926,755           5.4 years               $4.92
                       =======


DSO PLAN & OTHER DIRECTORS' OPTIONS


                                       OPTIONS OUTSTANDING
                     -------------------------------------------------------
                                      WEIGHTED-AVERAGE
   RANGE OF          OUTSTANDING         REMAINING          WEIGHTED-AVERAGE
EXERCISE PRICES      AT 12/31/99      CONTRACTUAL LIFE       EXERCISE PRICE
---------------      -----------      ----------------      ----------------
          $3.50         30,000           6.1 years               $ 3.50
          $4.56         30,000           8.1 years               $ 4.56
          $6.25         40,000           3.2 years               $ 6.25
          $9.25         20,000           4.1 years               $ 9.25
         $13.25         12,500           0.2 years               $13.25
                       -------
$3.50 - 13.25..        132,500           4.8 years               $ 6.36
                       =======


NOTE 10--EMPLOYEE STOCK PURCHASE PLAN

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

                               INTELLICALL, INC.

NOTE 11--STOCKHOLDERS' EQUITY

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

                               INTELLICALL, INC.

NOTE 11--STOCKHOLDERS' EQUITY (CONTINUED)
    The warrant is effective June 21, 1999 and expires on January 19, 2004. As of December 31, 1999, the Holder has yet to accrue a vested interest in the issued warrant, as the Company has not received $1.0 million worth of payments from Paytel since June 22, 1999.

    On December 30, 1999 the Company issued warrants to purchase 200,000 shares of its Common Stock at a price of $1.00 per share to Banca del Gottardo (See
NOTE 7).

NOTE 12--INCOME TAXES

    The components of the income tax benefit are as follows (in thousands):

                                                           1999       1998       1997
                                                         --------   --------   --------
Current:
  Federal..............................................  $      0      $0         $0
  State................................................         0       0          0
                                                         --------      --         --
Total Current..........................................  $      0      $0         $0
                                                         --------      --         --
Deferred
  Federal..............................................  $ (1,500)     $0         $0
  State................................................         0       0          0
                                                         --------      --         --
Total Deferred.........................................    (1,500)      0          0
                                                         --------      --         --
Total Income Tax Benefit...............................  $ (1,500)     $0         $0
                                                         ========      ==         ==

    Differences between the expected income tax benefit calculated using the statutory federal income tax rate and the actual income tax provision are (in thousands):

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Expected income tax benefit at the statutory rate...........  $(3,905)    $(631)    $(3,759)
Amortization of cost in excess of net assets of acquired
  businesses................................................      255        31          31
Other
  Minority interest.........................................       --        --         277
  Other.....................................................        2        (1)          6
  Operating loss not benefited..............................    2,148       601       3,722
                                                              -------     -----     -------
Income tax (benefit) provision..............................  $(1,500)    $  --     $   277
                                                              =======     =====     =======

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

                               INTELLICALL, INC.

NOTE 12--INCOME TAXES (CONTINUED)
    Significant components of the Company's deferred tax assets and deferred tax liabilities under FAS 109 are (in thousands):

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999          1998
                                                              --------      --------
Deferred tax assets:
  Bad debt reserves.........................................  $   239       $    --
  Investment in subsidiary..................................    1,100           824
  Other reserves and accruals...............................      654           974
  Net operating loss carryforwards..........................   18,228        16,238
  Unused alternative minimum tax credits....................      127           127
    Deferred revenue........................................      420            86
    Depreciation and amortization...........................      363            --
Total gross deferred tax assets.............................   21,131        18,249
Deferred tax liabilities:
  Bad debt reserves.........................................       --          (183)
  Depreciation and amortization.............................       --          (584)
Total gross deferred tax liabilities........................       --          (767)
Less valuation allowance....................................  (19,631)      (17,482)
Net deferred tax assets.....................................  $ 1,500       $    --
                                                              -------       -------

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

    At December 31, 1999 the Company has net operating loss carryforwards of approximately $53.6 million for federal income tax reporting purposes. Such carryforwards, which may provide future tax benefits, expire as follows:

2007...............................................  $ 4,600
2008...............................................  $16,000
2009...............................................  $11,000
2010...............................................  $ 2,000
2011...............................................  $ 8,000
2018...............................................  $ 7,000
2019...............................................  $ 5,000
                                                     -------
                                                     $53,600

    Additionally, in conjunction with the Alternative Minimum Tax ("AMT") rules, the Company has available an AMT credit carryforward for tax purposes of $126,541. Such credit may be carried forward indefinitely as a credit against regular tax liability.

                               INTELLICALL, INC.

NOTE 13--BASIC AND DILUTED NET LOSS PER SHARE

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

NOTE 14--COMMITMENTS

    The Company leases its office space, manufacturing facility, and certain office equipment under operating leases.

    Future minimum rental commitments under noncancelable operating leases are (in thousands):

2000........................................................  $429
2001........................................................   365
2002........................................................   155
2003........................................................    --
2004 and thereafter.........................................    --
                                                              ----
                                                              $949
                                                              ====

    Total operating lease expense was $591,000, $610,000, and $1,011,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 15--FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                               INTELLICALL, INC.

NOTE 15--FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    The carrying values and estimated fair values of the Company's financial instruments at December 31 are as follows:

                                                                 1999                    1998
                                                         ---------------------   ---------------------
                                                         CARRYING   ESTIMATED    CARRYING   ESTIMATED
                                                          VALUE     FAIR VALUE    VALUE     FAIR VALUE
                                                         --------   ----------   --------   ----------
Cash and cash equivalents..............................   $  694      $  694     $    16     $    16
Accounts receivable....................................   $1,455      $1,455     $ 4,263     $ 4,263
Receivables from related party.........................   $1,258      $1,258     $ 1,658     $ 1,658
Notes receivable.......................................   $   --      $   --     $ 1,074     $ 1,074
Accounts payable.......................................   $1,798      $1,798     $ 2,085     $ 2,085
Long-term debt.........................................   $9,187      $8,389     $11,123     $10,404

NOTE 16--DISCONTINUED OPERATIONS

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


    The Company expects to dispose of the net assets from discontinued operations through collection of the remaining receivables and payment of outstanding payables.


    The Company believes there is no tax impact resulting from the discontinued operations as the Company has historically been in a net loss carryforward position, and has a valuation allowance reserved against its deferred tax assets.

NOTE 17--ACQUISITIONS MADE BY ILD TELECOMMUNICATIONS

    On September 2, 1997 the Company announced that its majority owned subsidiary, ILD, purchased the operator services business and related assets from WorldCom. The assets acquired by ILD include the operator services and related long distance customer contracts, operator service centers in San

                               INTELLICALL, INC.

NOTE 17--ACQUISITIONS MADE BY ILD TELECOMMUNICATIONS (CONTINUED)
Antonio, Texas, Las Vegas, Nevada and Boca Raton, Florida and switching facilities in Dallas, Texas and Los Angeles, California as well as WorldCom's billing and collection operations and inmate operator services businesses. ILD also entered into a long-term operator services agreement with WorldCom to handle the international and domestic operator services requirements of WorldCom. In addition, ILD entered into a network services contract with WorldCom.

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

                                                             YEAR ENDED DECEMBER 31, 1997
                                                             ----------------------------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                        SHARE)
Net sales..................................................            $168,862
Net loss available to common shareholders..................             (11,027)
Basic and diluted net loss per common share................               (1.19)

    On December 15, 1997 ILD also acquired all of the outstanding common stock of Interlink, a switched reseller of long distance services and provider of enhanced services including operator services, prepaid calling cards and prepaid local service. Interlink is located in Atlanta, Georgia and principally serves the southeastern United States.

    The acquisition was accounted for as a purchase whereby the excess purchase price over net assets acquired was recorded based upon the fair values of assets acquired and liabilities assumed. The results of operations of the acquired business were included in the consolidated financial statements from the date of acquisition through December 31, 1997. The purchase price was $11.4 million. ILD

                               INTELLICALL, INC.

NOTE 17--ACQUISITIONS MADE BY ILD TELECOMMUNICATIONS (CONTINUED) accomplished the acquisition of the Interlink common stock through issuance of the following consideration:

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

NOTE 18--LITIGATION AND CONTINGENCIES

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

NOTE 19--SUBSEQUENT EVENTS

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

    On January 18, 2000, Intellicall entered into a definitive agreement to acquire, through the exchange of common stock of Intellicall, Heads Up Technologies, Inc. ("Heads Up") of Carrollton, Texas. Heads Up designs, manufactures and markets interactive digital products for the aviation, mass transit and entertainment industries. Heads Up sells computerized products to nearly 1,250 customers in more than 10 countries. Pursuant to the merger agreement, Intellicall and Heads Up have agreed to an exchange ratio of approximately (1.3) shares of Intellicall common stock for each share of Heads Up common stock. This will result in the Heads Up shareholders being issued approximately 11.7 million shares of Intellicall common stock, resulting in such shareholders owning approximately 46.8% of the issued and outstanding Intellicall common stock following such merger. The merger was subject to a number of conditions, including without limitation, approval by Intellicall's stockholders. On July 24, 2000 the executives of the Company and Heads Up mutually announced the cancellation of the merger between the two companies. The business opportunities presented by the merger, including anticipated cost reductions and the ability to expand in new markets, did not justify the cost of combining the two companies. The Company's management is currently actively pursuing other opportunities.

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

                               INTELLICALL, INC.

NOTE 19--SUBSEQUENT EVENTS (CONTINUED)
    On April 11, 2000 the Company sold to Banca del Gottardo the Company's remaining ownership in ILD, exclusive of 6,239 shares of Series A preferred convertible stock the Company is required to hold pursuant to the ILD Organization Agreement. The Company's ownership in ILD included approximately 58,772 shares of ILD Series A convertible stock, 725 shares of ILD Common stock and 11,111 shares of ILD Common stock obtainable upon conversion of the $1.0 million subordinated convertible note due from ILD to Intellicall, dated May 10, 1996. Pursuant to the sale to Banca del Gottardo, Intellicall informed ILD as of March 10, 2000 of it's election to convert the entire principal balance of the Note into 11,111 shares on ILD Common stock.


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

                               INTELLICALL, INC.

NOTE 20--SUMMARIZED FINANCIAL INFORMATION FOR UNCONSOLIDATED SUBSIDIARY

    As of December 31, 1999 and 1998, and for the years then ended, the Company accounted for its investment in ILD under the equity method. The Company's ownership percentage in ILD was 30% and 42% as of December 31, 1999 and 1998, respectively. As ILD's fiscal year end is September 30, the summarized financial information for ILD is presented as follows:

                                                               SEPTEMBER 30,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
Total assets..............................................  $90,855    $82,102
Total liabilities.........................................  $65,055    $63,081
Redeemable preferred stock................................  $12,224    $12,224
Stockholder's equity......................................  $13,576    $ 6,797

                                                                YEARS ENDED
                                                               SEPTEMBER 30,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
Net loss.                                                   ) (3,181   ) (1,802

                               INTELLICALL, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               INTELLICALL, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                                                 ADDITIONS
                                      BALANCE AT   -------------------------------------
                                      BEGINNING    CHARGED TO COSTS    CHARGED TO OTHER    DEDUCTIONS--   BALANCE AT END
DESCRIPTION                           OF PERIOD      AND EXPENSES     ACCOUNTS--DESCRIBE     DESCRIBE       OF PERIOD
-----------                           ----------   ----------------   ------------------   ------------   --------------
Year Ended December 31, 1999:
          Allowance for doubtful
            accounts................    $  442          $  233              $  --            $  (270)(a)      $  405
                                        ======          ======              =====            =======          ======
          Allowance for doubtful
            accounts--notes
            receivable..............    $   --          $  359              $  --            $    --          $  359
                                        ======          ======              =====            =======          ======
          Reserve for inventory
            obsolescence............    $2,030          $  310              $  --            $  (930)(c)      $1,410
                                        ======          ======              =====            =======          ======
Year Ended December 31, 1998:
          Allowance for doubtful
            accounts................    $1,574          $  876(b)           $  --            $(2,008)(a)      $  442
                                        ======          ======              =====            =======          ======
          Reserve for inventory
            obsolescence............    $2,700          $  333              $  --            $(1,003)(c)      $2,030
                                        ======          ======              =====            =======          ======
Year Ended December 31, 1997:
          Allowance for doubtful
            accounts................    $1,607          $1,006              $  --            $(1,039)(a)      $1,574
                                        ======          ======              =====            =======          ======
          Allowance for doubtful
            accounts--notes
            receivable..............    $1,762          $   --              $  --            $(1,762)(a)      $   --
                                        ======          ======              =====            =======          ======
          Reserve for inventory
            obsolescence............    $3,026          $4,382              $  --            $(4,708)(c)      $2,700
                                        ======          ======              =====            =======          ======

--------------------------

(a) Write-off of uncollectible accounts.

(b) Includes $94,000 reserved from a related party receivable.

(c) Write-off/write-down of inventory.

                 ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants for the years ended
  September 30, 1999 and September 30, 1998.................  S-2

Consolidated Financial Statements:

  Consolidated Balance Sheets as of September 30, 1999 and
    1998....................................................  S-3

  Consolidated Statements of Operations for the years ended
    September 30, 1999 and September 30, 1998...............  S-4

  Consolidated Statements of Stockholders' Equity for the years ended September 30, 1999 and September 30, 1998... S-5

  Consolidated Statements of Cash Flows for the years ended
    September 30, 1999 and September 30, 1998...............  S-6

  Notes to Consolidated Financial Statements................  S-7

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


/s/ PricewaterhouseCoopers LLP



Dallas, Texas
February 25, 2000, except as
to Note 6 which is as of May 31, 2000

                 ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                     ASSETS
Current assets:
    Cash and cash equivalents...............................  $ 1,857    $   744
    Restricted cash.........................................       --      3,718
    Accounts receivable, net of allowance for doubtful
      accounts of $3,063 and $3,198, respectively...........   23,223     18,673
    Accounts receivable from related parties................    3,750      5,184
    Prepaid and other current assets........................    4,321      2,629
                                                              -------    -------
      Total current assets..................................   33,151     30,948

Property and equipment, net.................................   14,599     10,768
Excess of cost over net assets acquired, net................   42,110     39,567
Other assets, net...........................................      995        819
                                                              -------    -------
      Total assets..........................................  $90,855    $82,102
                                                              =======    =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Trade accounts payable and other accrued liabilities....  $10,023    $11,155
    Accrued telecommunication costs (includes $2,469 and
      $2,749 payable to related parties in 1999 and 1998,
      respectively).........................................   10,234     11,886
    Deferred revenue........................................    4,138      2,618
    Accrued salaries, wages and other employee expenses.....      692      1,053
    Accrued payables to related parties.....................    4,388      1,976
    Acquisition obligations.................................       66      1,079
    Current maturities of long-term obligations.............    6,630      4,600
                                                              -------    -------
      Total current liabilities.............................   36,171     34,367

Long-term obligations, less current maturities (includes
  $5,275 and $8,286 face amount payable to related parties
  in 1999 and 1998, respectively)...........................   28,884     28,714

Commitments and contingencies

Series B-2 Redeemable Preferred Stock, $.01 par value; $100
  stated value; 150,000 shares authorized; 102,243 shares
  issued and outstanding....................................   10,224     10,224

Series B-3 Redeemable Preferred Stock, $.01 par value; $300
  stated value; 10,000 shares authorized; 6,667 shares
  issued and outstanding....................................    2,000      2,000

Stockholders' equity:
    Series A and B Convertible Preferred Stock, $.01 par
      value; 105,000 shares authorized; 103,461 shares
      issued and outstanding................................        1          1
    Common Stock, $.01 par value; 300,000 shares authorized;
      110,168 and 72,828 shares issued and outstanding,
      respectively..........................................        1          1
    Additional paid-in capital..............................   20,684     10,724
    Retained deficit........................................   (7,110)    (3,929)
                                                              -------    -------
      Total stockholders' equity............................   13,576      6,797
                                                              -------    -------
        Total liabilities and stockholders' equity..........  $90,855    $82,102
                                                              =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                 ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)


                                                                  YEAR ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Telecommunications revenues.................................  $116,526   $117,700
                                                              --------   --------
Costs and expenses:
  Cost of revenues (exclusive of items shown separately
    below)..................................................    83,310     89,812
  Selling, general and administrative.......................    18,928     13,430
  Provision for doubtful accounts...........................     7,588      8,380
  Depreciation and amortization.............................     6,196      3,793
  Provision for restructuring costs, net....................       250         --
  Write-off of deferred offering costs......................        --      1,197
                                                              --------   --------
    Total costs and expenses................................   116,272    116,612
                                                              --------   --------
Income from operations......................................       254      1,088
Other income (expense):
  Interest expense..........................................    (3,313)    (2,215)
  Interest income...........................................       194        173
                                                              --------   --------
    Total other expense.....................................    (3,119)    (2,042)
                                                              --------   --------
Loss before provision for income taxes......................    (2,865)      (954)
Provision (benefit) for income taxes:
  Current...................................................      (136)       136
  Deferred..................................................      (579)      (358)
                                                              --------   --------
    Total benefit for income taxes..........................      (715)      (222)
                                                              --------   --------
Net loss....................................................    (2,150)      (732)
Preferred dividend requirements.............................    (1,031)    (1,070)
                                                              --------   --------
Net loss applicable to common stockholders..................  $ (3,181)  $ (1,802)
                                                              ========   ========


  The accompanying notes are an integral part of these consolidated financial statements.

                 ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                               SERIES A              SERIES B
                              CONVERTIBLE           CONVERTIBLE
                            PREFERRED STOCK       PREFERRED STOCK        COMMON STOCK       ADDITIONAL      STOCK
                          -------------------   -------------------   -------------------    PAID-IN     SUBSCRIPTION   RETAINED
                           SHARES     AMOUNT     SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL      RECEIVABLE    DEFICIT
                          --------   --------   --------   --------   --------   --------   ----------   ------------   --------
Balances at
  September 30, 1997....    100        $ 1          5       $   --       55        $ 1       $ 7,810       $(2,000)     $(2,127)
Issuance of common
  stock.................     --         --         --           --       16         --         2,914            --           --
Conversion of preferred
  stock.................     (2)        --         --           --        2         --            --            --           --
Preferred dividend
  requirements..........     --         --         --           --       --         --            --            --       (1,070)
Cancellation of stock
  subscription
  receivable............     --         --         --           --       --         --            --         2,000           --
Net loss................     --         --         --           --       --         --            --            --         (732)
                            ---        ---         --       ------      ---        ---       -------       -------      -------
Balances at
  September 30, 1998....     98          1          5           --       73          1        10,724            --       (3,929)
Issuance of common
  stock.................     --         --         --           --       29         --         7,274            --           --
Conversion of
  subordinated notes....     --         --         --           --        8         --         2,686            --           --
Preferred dividend
  requirements..........     --         --         --           --       --         --            --            --       (1,031)
Net loss................     --         --         --           --       --         --            --            --       (2,150)
                            ---        ---         --       ------      ---        ---       -------       -------      -------
Balances at
  September 30, 1999....     98        $ 1          5       $   --      110        $ 1       $20,684       $    --      $(7,110)
                            ===        ===         ==       ======      ===        ===       =======       =======      =======


                           TOTAL
                          --------
Balances at
  September 30, 1997....  $ 3,685
Issuance of common
  stock.................    2,914
Conversion of preferred
  stock.................       --
Preferred dividend
  requirements..........   (1,070)
Cancellation of stock
  subscription
  receivable............    2,000
Net loss................     (732)
                          -------
Balances at
  September 30, 1998....    6,797
Issuance of common
  stock.................    7,274
Conversion of
  subordinated notes....    2,686
Preferred dividend
  requirements..........   (1,031)
Net loss................   (2,150)
                          -------
Balances at
  September 30, 1999....  $13,576
                          =======

  The accompanying notes are an integral part of these consolidated financial statements.

                 ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                  YEAR ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Cash flows from operating activities:
    Net loss................................................  $ (2,150)  $   (732)
    Adjustments to reconcile net loss to net cash provided
      by operating activities:
        Depreciation and amortization.......................     6,196      3,793
        Provision for doubtful accounts.....................     7,588      8,380
        Provision for restructuring costs, net..............       250         --
        Other...............................................       189        127
        Changes in operating assets and liabilities, net of
          effect of acquisitions:
            (Increase) decrease in restricted cash..........     3,718     (3,718)
            Increase in accounts receivable.................   (12,437)   (15,641)
            (Increase) decrease in accounts receivable from
              related parties...............................     1,434     (3,296)
            Increase in other current assets................    (1,603)    (2,647)
            Increase in other assets........................      (380)      (375)
            Increase (decrease) in trade accounts payable
              and other accrued liabilities.................    (2,250)     4,695
            Increase (decrease) in accrued telecommunication
              costs.........................................    (1,652)     4,142
            Increase in accrued payables to related
              parties.......................................     2,412      1,559
            Increase in deferred revenue....................     1,520        553
            Increase (decrease) in accrued salaries, wages,
              and other employee expenses...................      (361)       367
                                                              --------   --------
                Net cash provided by (used in) operating
                  activities................................     2,474     (2,793)
                                                              --------   --------

Cash flows from investing activities:
    Purchase of Comdata.....................................    (2,800)        --
    Purchase of other prepaid operations....................      (965)    (5,475)
    Purchases of property and equipment.....................    (4,078)    (5,970)
    Sale of assets..........................................     1,000      2,750
    Purchase of WorldCom Assets.............................        --       (235)
    Purchase of Interlink, net of cash......................        --     (5,743)
    Purchase of Intellicall Prepaid Operations..............        --     (2,026)
                                                              --------   --------
                Net cash used in investing activities.......    (6,843)   (16,699)
                                                              --------   --------

Cash flows from financing activities:
    Net proceeds from credit facility.......................     1,466     16,449
    Proceeds from borrowing on long-term debt...............     1,500      3,521
    Repayments of borrowings on long-term debt..............    (2,892)    (1,134)
    Payments on capital leases..............................      (704)      (263)
    Dividends paid..........................................    (1,031)    (1,073)
    Proceeds from issuance of stock.........................     7,143         --
    Proceeds from sales--leaseback of equipment.............        --      2,378
                                                              --------   --------
                Net cash provided by financing activities...     5,482     19,878
                                                              --------   --------
Net increase in cash and cash equivalents...................     1,113        386
Cash and cash equivalents at beginning of period............       744        358
                                                              --------   --------
Cash and cash equivalents at end of period..................  $  1,857   $    744
                                                              ========   ========

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

                 ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    FINANCIAL INSTRUMENTS

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

                 ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    EXCESS OF COST OVER NET ASSETS ACQUIRED

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

                 ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    ADVERTISING COSTS

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

    The financial statements reflect the preliminary allocation of the purchase price. The Company has contingencies in the amount of $980,000 which could be payable to the seller if certain customer

                 ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

3.  ACQUISITIONS (CONTINUED)

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


    The acquisitions were accounted for using the purchase method of accounting whereby the excess purchase price over the net assets acquired has been recorded based upon the fair values of assets acquired and liabilities assumed. The excess of cost over net assets acquired are being amortized on a straight-line basis over the respective estimated useful lives assigned. The Company's consolidated statements of operations include the results of the operations of the acquisitions since their respective effective acquisition dates.


    The approximate fair values of accounts receivable, property and equipment and other assets acquired and current and long-term liabilities assumed at the effective dates of all of the acquisitions combined were $624,000, $1,348,000, $75,000, $113,000 and $0, respectively in 1999, and were $1,716,000, $2,182,000,
$940,000, $5,158,000 and $928,000, respectively in 1998.

                 ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

3.  ACQUISITIONS (CONTINUED)

    A summary of the acquisitions excess of cost over net assets acquired for financial reporting purposes is as follows (in thousands):


                                                     SEPTEMBER 30,
                                                  -------------------
                                                    1999       1998       LIFE
                                                  --------   --------   --------
Goodwill........................................  $36,941    $32,936    15-25 yr
Customer contracts..............................    6,169      5,447     2-6 yr
Noncompete agreements...........................    3,726      2,000     2-5 yr
Other...........................................    1,100      1,449
                                                  -------    -------
                                                   47,936     41,832
Accumulated amortization........................   (5,826)    (2,265)
                                                  -------    -------
Total excess of cost over net assets acquired...  $42,110    $39,567
                                                  =======    =======


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

                                                              YEAR ENDED
                                                             SEPTEMBER 30,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
Revenues................................................  $119,981   $125,621
Net loss................................................  $ (2,101)  $   (855)
Net loss applicable to common stockholders..............  $ (3,132)  $ (1,950)

    The revenue and net income (loss) provided by the other smaller prepaid acquisitions are not significant to the Company's operations.

                 ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

4.  PROPERTY AND EQUIPMENT

    Property and equipment consist of the following (in thousands):

                                                              SEPTEMBER 30,
                                                           -------------------
                                                             1999       1998       LIFE
                                                           --------   --------   --------
Switching and other network equipment....................  $ 6,360    $ 3,838    5 years
Computer equipment and software..........................    3,123      2,277    5 years
Prepaid calling card vending machines....................    5,104      3,343    5 years
Furniture, fixtures and other equipment..................    3,675      2,806    5 years
                                                           -------    -------
                                                            18,262     12,264
Accumulated depreciation and amortization................   (3,663)    (1,496)
                                                           -------    -------
Total property and equipment.............................  $14,599    $10,768
                                                           =======    =======

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

5.  ACCRUED TELECOMMUNICATION COSTS

    Accrued telecommunication costs consist of the following (in thousands):

                                                               SEPTEMBER 30,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
Transmission..............................................  $ 5,869    $ 6,100
Customer commissions payable..............................    2,273      2,955
Other.....................................................    2,092      2,831
                                                            -------    -------
Total accrued telecommunications costs....................  $10,234    $11,886
                                                            =======    =======

                 ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  LONG-TERM OBLIGATIONS

    Long-term obligations consist of the following (in thousands):

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Senior secured notes to investors due in May 2001 with
  interest payable monthly at 13.5% per annum...............   $2,000     $2,000
Convertible subordinated notes to investors due in May 2001
  with interest payable quarterly at 10% per annum..........    2,000      2,000
Senior secured term note payable to a bank..................    2,700      3,900
Senior secured revolving credit facility payable to a
  bank......................................................   18,479     17,013
Subordinated promissory note to related party due December
  31, 1998..................................................      850      1,000
Capital lease obligations...................................    3,909      2,498
Promissory note secured by equipment, payable in monthly
  installments to July 2003 with interest at 11% per
  annum.....................................................      805        950
Promissory note secured by equipment, payable in monthly
  installments to June 2003 with interest at 12% per
  annum.....................................................    1,426         --
Subordinated promissory note to acquiree with interest
  payable at 7.5%...........................................    2,720         --
Subordinated promissory note to acquiree payable in
  quarterly installments to March 15, 2000 with interest at
  7% per annum..............................................      200         --
Subordinated promissory note to officer due on June 30, 1999
  with interest due quarterly at 9% per annum...............       --        750
Subordinated convertible notes to shareholders with interest
  due quarterly at 15% per annum............................       --      2,536

                                                               SEPTEMBER 30,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
Other.....................................................  $   425    $   690
                                                            -------    -------
                                                             35,514     33,337
Less current maturities:
  Long term debt..........................................   (5,145)    (3,250)
  Capital lease obligations...............................   (1,060)      (660)
  Other...................................................     (425)      (690)
Less unamortized debt discount............................       --        (23)
                                                            -------    -------
Long-term portion.........................................  $28,884    $28,714
                                                            =======    =======

                 ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

6.  LONG-TERM OBLIGATIONS (CONTINUED)
    On August 29, 1997, the Company obtained a $5,000,000 senior secured term loan facility and a $20,000,000 senior secured revolving credit facility (subject to borrowing availability) from Bank of America (formerly NationsBank) to facilitate acquisitions and to provide working capital for operations. At September 30, 1999, $2,700,000 of the senior secured term loan facility was outstanding and $18,479,272 of the $20,000,000 senior secured revolving credit facility was outstanding. Unused borrowing availability under the senior secured revolving credit facility was approximately $690,000 at September 30, 1999. The borrowings under these credit facilities are secured by principally all of the assets of the Company.

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

                 ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

6.  LONG-TERM OBLIGATIONS (CONTINUED)
    In 1996, $2,000,000 of senior secured notes were issued with a Common Stock purchase warrant exercisable into 7,239 shares of stock at $0.01 per share. These notes are subordinated to the senior secured term loan and senior secured revolving credit facility. Under the terms of the senior secured notes, the Company may not pay dividends without the prior written consent of the lenders, although dividends may be paid to the holders of the Series B Convertible Preferred Stock as long as the Company is not in default under the notes.

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

    Each share of the Series B Convertible Preferred Stock has a stated value of $100 and entitles the holder to receive an annual cumulative dividend of 9%, payable quarterly. The Company has the right to call the Series B Convertible Preferred Stock at its discretion and if not called within three years of issuance, the shares are convertible at the option of the holder into Common Stock at the rate of $90 per common share. The Series B Convertible Preferred Stock has a put provision providing the holder the right to force repurchase if the Company raises at least $5,000,000 through either a debt or equity public offering. Series B Convertible Preferred Stock is nonvoting, but has preference over Common Stock and Series A Convertible Preferred Stock with respect to liquidation and dividend rights. In

                 ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

7.  CAPITAL STOCK (CONTINUED)
January 2000, the Company redeemed 2,000 shares of Series B Convertible Preferred Stock for $200,000.

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

    Pro forma information regarding net income (loss) is required by FAS 123 and has been determined as if the Company had accounted for its directors, officers and employee stock options under the fair value method of that statement. There were no options granted or exercised in 1999. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option

                 ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

8.  STOCK OPTIONS (CONTINUED)
pricing model with the following weighted average assumptions used for grants in 1998: no dividend yield; expected volatility of 21.72%; risk-free interest rates of 5.54%; and expected lives of five years.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information for the years ended September 30 is as follows (in thousands):

                                                     1999                      1998
                                            -----------------------   -----------------------
                                            AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                                            -----------   ---------   -----------   ---------
Net loss applicable to common
  stockholders............................    $(3,181)     $(3,754)     $(1,802)     $(2,909)
                                              =======      =======      =======      =======

    The effects of applying FAS 123 in this pro forma disclosure are not indicative of future amounts as FAS 123 does not consider additional awards anticipated in the future.

    A summary of options granted and outstanding under the plans for the years ended September 30 is summarized below:

                                                                   1999                  1998
                                                            -------------------   -------------------
                                                                       WEIGHTED              WEIGHTED
                                                                       AVERAGE               AVERAGE
                                                                       EXERCISE              EXERCISE
                                                            OPTIONS     PRICE     OPTIONS     PRICE
                                                            --------   --------   --------   --------
Outstanding at beginning of period........................   56,650    $125.50     35,400    $ 53.84
  Granted.................................................       --         --     21,550     243.91
  Exercised...............................................       --         --         --      --
  Forfeited...............................................     (500)    175.00       (300)    175.00
                                                             ------    -------     ------    -------
Outstanding at end of period..............................   56,150    $125.06     56,650    $125.50
                                                             ======                ======
Exercisable at end of period..............................   44,192    $110.11     32,483    $ 85.93
                                                             ======                ======
Weighted average fair value of options granted during
  period..................................................             $    --               $ 76.58

    The following table summarizes information about options outstanding under the plans at September 30, 1999:

                        OPTIONS OUTSTANDING
                ------------------------------------    OPTIONS EXERCISABLE
                               WEIGHTED                ----------------------
                                AVERAGE     WEIGHTED                 WEIGHTED
                               REMAINING    AVERAGE                  AVERAGE
  RANGE OF        OPTIONS     CONTRACTUAL   EXERCISE     OPTIONS     EXERCISE
   PRICES       OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
-------------   -----------   -----------   --------   -----------   --------
$24.20........     20,900         1.63      $ 24.20      20,900      $ 24.20
$90.00-109.00..    14,500         2.81      $ 96.55       9,667      $ 96.55
$175.00.......     10,850         3.08      $175.00       6,675      $175.00
$325.00.......      9,900         3.75      $325.00       6,950      $325.00

                 ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

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

10.  INCOME TAXES

    The components of the income tax provision (benefit) were (in thousands):

                                                                  YEAR ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Current provision (benefit):
        Federal.............................................   $(121)     $ 121
        State...............................................     (15)        15
                                                               -----      -----
                                                                (136)       136
                                                               -----      -----

Deferred provision (benefit):
        Federal.............................................    (611)      (338)
        State...............................................      32        (20)
                                                               -----      -----
                                                                (579)      (358)
                                                               -----      -----
Provision (benefit) for income taxes........................   $(715)     $(222)
                                                               =====      =====

    The following is a reconciliation of the provision (benefit) for income taxes at the statutory federal income tax rate to the income taxes reflected in the consolidated statements of operations (in thousands):

                                                                  YEAR ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Income tax expense at the statutory rate (34%)..............   $(974)     $(324)
Permanent differences.......................................     183        106
State income taxes, net of federal income tax benefit.......      21         (3)
Other.......................................................      55         (1)
                                                               -----      -----
Provision (benefit) for income taxes........................   $(715)     $(222)
                                                               =====      =====

                 ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

10.  INCOME TAXES (CONTINUED)
    The components of the net deferred tax assets were (in thousands):

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Deferred tax assets:
    Bad debt reserves.......................................   $  349     $ 788
    Net operating loss carryforwards........................    1,187       252
    Other reserves and accruals.............................      355       236
    AMT credit carryforwards................................       56       176
                                                               ------     -----
    Total gross deferred tax assets.........................    1,947     1,452

Deferred tax liabilities:
    Depreciation and amortization...........................      919     1,000
                                                               ------     -----
      Total gross deferred tax liabilities..................      919     1,000
                                                               ------     -----
Net deferred tax assets.....................................   $1,028     $ 452
                                                               ======     =====

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

11.  BENEFIT PLAN

    The Company adopted a 401(k) Retirement Plan (the "401(k) Plan") effective September 1, 1997. Employees may elect to reduce their compensation and contribute to the 401(k) Plan provided they have completed six consecutive months of employment and reached the age of twenty and one-half. Each employee may defer up to 15% of their salary not to exceed the limit allowable by law in any one year. The Company matches up to 100% of the first 3% of the employee's annual compensation contributed to the 401(k) Plan. Vesting is 25% per year of service and the employee is credited with a year of service if they have completed at least 1,000 hours of service. Employer contributions totaled $166,000 and $147,000 for the years ended September 30, 1999 and 1998, respectively. Distributions

                 ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

11.  BENEFIT PLAN (CONTINUED)
from the 401(k) Plan are not permitted before the age of 65 except in the event of death, disability, or termination of employment, except in the case of early retirement.

12.  LEASES

    The Company leases office space and certain equipment under operating leases. Future minimum rental commitments under noncancelable operating leases are (in thousands):

YEAR ENDED
SEPTEMBER 30,
-------------
2000........................................................  $1,159
2001........................................................   1,145
2002........................................................   1,146
2003........................................................   1,100
2004........................................................     225
Thereafter..................................................      48
                                                              ------
                                                              $4,823
                                                              ======

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