Form 10-Q/A
period 2000-03-31
INTELLICALL INC
filed 2001-01-08
CIK 818674

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q/A
                                  Amendment No. 1

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2000

                                       OR

                ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


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


Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


         Yes   X                                      No
             -----                                       ----

Indicate the number of shares outstanding of each of the issuer's classes of on stock, as of the latest practicable date.
                                                            Outstanding at
            Class                                           April 14, 2000
- - ------------------------------                              ---------------
  Common Stock $.01 par value                                 13,080,894

EXPLANATORY NOTE


This form 10-Q/A is filed to amend the Form 10-Q for the period ended March 31, 2000 (the "Original Form 10-Q") to restate the Financial Statements (Item
1) and make the corresponding changes to the Financial Data Schedule. Subsequent to the issuance of the Company's financial statements in the Original Form 10-Q, we discovered a misclassification error in the calculation of current portion of notes payable. This error had the effect of understating current portion of notes payable and overstating long-term debt by $5.0 million as of March 31, 2000 and December 31, 1999. This report continues to speak as of the date of the Original For 10-Q, and we have not updated the disclosures in this report to speak to any later date.

--------------------------------------------------------------------------------

INDEX

INTELLICALL, INC.

Part I.  Financial Information

     Item 1.  Financial Statements

                  Balance Sheets at March 31, 2000 (Unaudited) and December 31, 1999.............1

                  Statements of Operations for each of the three month periods ended March 31, 2000 and 1999 (Unaudited).....................................3

                  Statements of Cash Flows for each of the three month periods ended March 31, 2000 and 1999 (Unaudited) .....................................4

                  Notes to Financial Statements (Unaudited) .....................................5


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


INTELLICALL, INC.
UNAUDITED BALANCE SHEETS (Continued)


LIABILITIES AND STOCKHOLDERS' EQUITY
(in thousands, except share information)


                                                                                     March 31,            December 31,
                                                                                        2000                   1999
                                                                                        ----                   ----

Current liabilities
     Accounts payable..........................................                   $    1,398              $   1,798
     Advance payment received on sale of  assets...............                        1,000                     --
     Accrued liabilities.......................................                          782                    610
     Current portion of long-term debt ........................                        8,130                  7,630
                                                                                  ----------              ---------
     Total current liabilities.................................                       11,310                 10,038
Long-term debt ................................................                        1,621                  1,557
Deferred gain on sale of assets................................                          730                    730
Other liabilities..............................................                           50                     50
Liabilities of discontinued operations.........................                           78                     80
                                                                                  ----------              ---------
      Total liabilities........................................                       13,789                 12,455
                                                                                  ----------              ---------
Commitments and contingent liabilities.........................                           --                     --
Stockholders' equity (deficit)
     Common stock, $.01 par value; 20,000,000 shares
          Authorized; 13,080,894 and 13,080,175 shares issued,
          Respectively.........................................                          131                    131
     Additional paid-in capital................................                       61,486                 61,486
     Less common stock in treasury, at cost;
          24,908 shares........................................                         (258)                  (258)
     Accumulated deficit.......................................                      (63,857)               (61,697)
                                                                                     -------              ---------
          Total stockholders' deficit..........................                       (2,498)                  (338)
                                                                                  ----------              ---------
                                                                                  $   11,291              $  12,117
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
                                                                                             ======                ======



NOTE 5 - LONG-TERM DEBT

          The Company's debt consisted of the following (in thousands):



                                                                                            March 31,            December 31,
                                                                                              2000                   1999
                                                                                              ----                   ----

         8% Convertible subordinated notes, due 2000                                          2,630                  2,630
         8% Convertible subordinated notes, due 2001                                          5,000                  5,000
         7% Convertible subordinated notes, due 2004                                          2,000                  2,000
         Prime rate promissory  note, due 2001                                                  500                    --
                                                                                           --------                --------
                                                                                             10,130                  9,630

         Less:  Unamortized debt discount                                                      (379)                  (443)
                                                                                           --------                -------
                                                                                              9,751                  9,187
                                                                                           --------                -------

         Less:  Current portion of long-term debt                                            (8,130)                (7,630)
                                                                                           --------                -------
              Total long-term debt                                                         $  1,621                $ 1,557
                                                                                           --------                -------



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


Forward-Looking Statements - Cautionary Statements

         This Form 10-Q contains certain "forward-looking statements" we believe are within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange
Act of 1934, as amended (the "Exchange Act"). Specifically, all statements other than statements of historical facts included in this report regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend", and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements (the "cautionary statements") reflect the current view of the Company with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, product introductions and acceptance, technological change, changes in industry practices and one-time events. Although the Company believes that expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.
All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. The Company's future operating results are subject to a number of risks and uncertainties.

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

                 *10.1   Agreement and Plan of Merger and Amendments
                 *10.2   Stock Purchase Agreement

                 * Previously filed as an exhibit to the Registrant's Form 10-Q for the quarter ended March 31, 2000, which was filed on May 15, 2000

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