Form 10-Q/A
period 2000-06-30
INTELLICALL INC
filed 2001-01-08
CIK 818674

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

                                 EXPLANATORY NOTE

This Form 10-Q/A is filed to amend the Form 10-Q for the period ended June 30, 2000 (the "Original Form 10-Q") to restate the Financial Statements (Item
1) and make the corresponding changes to the Financial Data Schedule. Subsequent to the issuance of the Company's financial statements in the Original Form 10-Q, we discovered a misclassification error in the calculation of current portion of notes payable. This error had the effect of understating current portion of notes payable and overstating long-term debt as of June 30, 2000 and December 31, 1999 by $0.2 million and $5.0 million, respectively. This report continues to speak as of the date of the Original Form 10-Q, and we have not updated the disclosures in this report to speak to any later date.

INDEX

INTELLICALL, INC.


Part I.  Financial Information
 Item 1.      Financial Statements

              Balance Sheets at June 30, 2000 (Unaudited)
              and December 31, 1999........................................   1

              Statements of Operations for each of the three month periods
              ended June 30, 2000 and 1999 (Unaudited).....................   3

              Statements of Operations for each of the six month periods
              ended June 30, 2000 and 1999 (Unaudited).....................   4

              Statements of Cash Flows for each of the six month periods
              ended June 30, 2000 and 1999 (Unaudited) ....................   5

              Notes to Financial Statements (Unaudited) ...................   6


 Item 2.      Management's Discussion and Analysis of
              Financial Condition and Results of Operations................  15


Part II.      Other Information

 Item 1.      Legal Proceedings ...........................................  23

 Item 6.      Exhibits and Reports on Form 8-K.............................  23


 Signatures   .............................................................  24

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

INTELLICALL, INC.
UNAUDITED BALANCE SHEETS (Continued)


LIABILITIES AND STOCKHOLDERS' EQUITY
(in thousands, except share information)



                                                                                      June 30,              December 31,
                                                                                        2000                   1999
                                                                                        ----                   ----
Current liabilities
     Accounts payable..........................................                      $ 1,094                $ 1,798
     Accrued liabilities.......................................                          437                    610
     Current portion of long-term debt ........................                          200                  7,630
     Deferred tax liability ...................................                        2,038                     --
                                                                                     -------                -------
     Total current liabilities.................................                        3,769                 10,038
Long-term debt ................................................                        1,680                  1,557

Deferred gain on sale of assets................................                           --                    730
Other liabilities..............................................                           50                     50
Liabilities of discontinued operations.........................                           78                     80
                                                                                     -------                -------
      Total liabilities........................................                        5,577                 12,455
                                                                                     -------                -------
Commitments and contingent liabilities.........................                           --                     --
Stockholders' equity (deficit)
     Common stock, $.01 par value; 20,000,000 shares
          Authorized; 13,080,894 and 13,080,175 shares issued,
          Respectively.........................................                          131                    131
     Additional paid-in capital................................                       61,603                 61,486
     Less common stock in treasury, at cost;
          24,908 shares........................................                         (258)                  (258)
     Accumulated deficit.......................................                      (56,026)               (61,697)
                                                                                    --------                -------
          Total stockholders' equity (deficit).................                        5,450                   (338)
                                                                                    --------                -------
                                                                                  $   11,027              $  12,117
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
                                                                                  =======                   =======

See notes to financial statements.

INTELLICALL, INC.
UNAUDITED STATEMENTS OF CASH FLOWS (in thousands)


                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                             2000               1999
                                                                                             ----               ----

Cash flows from continuing operating activities:


     Net income (loss) from continuing operations...............                          $  5,671            $ (4,920)

     Adjustments to reconcile net loss from continuing operations to net

        Cash provided by operating activities:

        Gain on sale of stock...................................                           (13,895)                 --

        Depreciation and amortization...........................                               619               1,060

        Provision for doubtful accounts.........................                               359                  86

        Provision for inventory losses..........................                               200                (152)

        Equity in loss of unconsolidated subsidiary.............                                51                 621

        Changes in operating assets and liabilities:

            Receivables.........................................                               (10)              2,793

            Inventories.........................................                               224                 258

            Receivables from related party, net.................                                83                 338

            Other current assets................................                               (69)                 28

            Notes receivable....................................                                --                 163

            Accounts payable ...................................                              (704)              1,114

            Accrued income taxes ...............................                             3,538                  --

            Accrued liabilities.................................                              (173)               (297)

            Other...............................................                                 9                (108)
                                                                                           -------            --------

                Net cash (used in) provided by continuing operating activities              (4,097)                984

Cash flows from investing activities:

     Capital expenditures.......................................                                --                 (96)

     Capitalized software.......................................                                --                (565)

     Cash received on sale of stock.............................                            15,732                  --
                                                                                           -------            --------

                 Net cash provided by (used in) investing activities                        15,732                (661)

Cash flows from financing activities:

     (Repayments) borrowings on notes payable...................                            (7,430)              1,000

     Net repayments on line of credit...........................                                                (2,811)
                                                                                           -------            --------

                Net cash used in financing activities...........                            (7,430)             (1,811)

Net cash flows from discontinued operations.....................                                92               1,482
                                                                                           -------            --------

Net increase (decrease) in cash and cash equivalents............                             4,297                  (6)

Cash and cash equivalents at beginning of period................                                                    16
                                                                                           -------            --------
                                                                                               694

Cash and cash equivalents at end of period......................                          $  4,991            $     10
                                                                                          ========            ========


Supplemental cash flow information:

  Interest paid.................................................                           $   360            $    491
                                                                                           =======            ========

Supplemental non cash flow information:

  Conversion of debt to equity..................................                           $    --            $    510
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


  NOTE 2 - INVENTORIES

The components of inventories are (in thousands):

                                                           June 30,      December 31,
                                                             2000            1999
                                                           -------       -----------
Raw materials  .........................................   $ 3,350         $ 3,362
Work in process.........................................        94             133
Finished goods .........................................       786           1,003
                                                           -------         -------
                                                             4,230           4,498
Less reserves for obsolescence..........................    (1,566)         (1,410)
                                                           -------         -------
Net inventory                                              $ 2,664         $ 3,088
                                                           =======         =======

NOTE 3 - FIXED ASSETS

The components of fixed assets are (in thousands):

                                                          June 30,       December 31,
                                                            2000             1999
                                                          -------        ------------
Office equipment........................................  $ 3,404          $ 3,404
Tooling and other equipment.............................    5,001            5,001
                                                          -------          -------
                                                            8,405            8,405
Less accumulated depreciation...........................   (7,665)          (7,425)
                                                          -------          -------
                                                          $   740          $   980
                                                          =======          =======

NOTE 4 - LONG-TERM DEBT

          The Company's debt consisted of the following (in thousands):


                                                          June 30,       December 31,
                                                            2000             1999
                                                          -------        ------------
         8% Convertible subordinated notes, due 2000           --             2,630
         8% Convertible subordinated notes, due 2001          200             5,000
         7% Convertible subordinated notes, due 2004        2,000             2,000
                                                          -------           -------
                                                            2,200             9,630

         Less: Unamortized debt discount                     (320)             (443)
                                                          -------           -------
                                                            1,880             9,187
                                                          -------           -------
         Less: Current portion of long-term debt             (200)           (7,630)
                                                          -------           -------
              Total long-term debt                        $ 1,680           $ 1,557
                                                          -------           -------


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

          Cash flows from financing activities include the repayment of the remaining $2.6 million 8.0% convertible subordinated notes due December 31, 2000 and $4.8 million of the 8.0% convertible subordinated notes due November 22 (See Note 4 to the unaudited Financial Statements).

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

                  *10.2    Amendment to Stock Purchase Agreement

                  * Previously filed as an exhibit to the Registrant's Form 10-Q for the quarter ended June 30, 2000, which was filed on August 14, 2000.

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