Form 10-Q/A
period 2000-09-30
INTELLICALL INC
filed 2001-01-08
CIK 818674

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

                             ---------------------
                               EXPLANATORY NOTE

This Form 10-Q/A is filed to amend the Form 10-Q for the period ended September 30, 2000 (the "Original Form 10-Q") to restate the Financial Statements (Item 1) and make the corresponding changes to the Financial Data Schedule. Subsequent to the issuance of the Company's financial statements in the Original Form 10-Q, we discovered a misclassification error in the calculation of current portion of notes payable. This error had the effect of understating current portion of notes payable and overstating long-term debt as of September 30, 2000 and December 31, 1999 by $0.2 million and $5.0 million, respectively. This report continues to speak as of the date of the Original Form 10-Q, and we have not updated the disclosures in this report to speak to any later date.

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

INTELLICALL, INC.
UNAUDITED BALANCE SHEETS (Continued)


LIABILITIES AND STOCKHOLDERS' EQUITY
(in thousands, except share information)
                                                                   September 30,  December 31,
                                                                       2000          1999
                                                                       ----          ----
Current liabilities
     Accounts payable ........................................      $    708        $  1,798
     Accrued liabilities .....................................           515             610
     Current portion of long-term debt .......................           200           7,630
     Deferred tax liability ..................................           589            --
                                                                    --------        --------
     Total current liabilities ...............................         2,012          10,038
Long-term debt ...............................................         1,745           1,557
Deferred gain on sale of assets ..............................          --               730
Other liabilities ............................................            50              50
Liabilities of discontinued operations .......................            21              80
                                                                    --------        --------
      Total liabilities ......................................         3,828          12,455
                                                                    --------        --------
Commitments and contingent liabilities .......................          --              --
Stockholders' equity (deficit)
     Common stock, $.01 par value; 20,000,000 shares
          authorized; 13,081,889 and 13,080,175 shares issued,
          respectively .......................................           131             131
     Additional paid-in capital ..............................        61,604          61,486
     Less common stock in treasury, at cost;
          24,908 shares ......................................          (258)           (258)
     Accumulated deficit .....................................       (56,665)        (61,697)
                                                                    --------       --------
          Total stockholders' equity (deficit) ...............         4,812            (338)
                                                                    --------        --------
                                                                    $  8,640        $ 12,117
                                                                    ========        ========


See notes to financial statements.

INTELLICALL, INC.
UNAUDITED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

                                                                            Three Months Ended
                                                                               September 30,
                                                                         2000             1999
                                                                        -------          -------
Equipment sales..................................................       $ 1,253          $ 2,830
Cost of sales and revenues.......................................         1,060            2,390
                                                                        -------          -------
Gross profit.....................................................           193              440

Selling, general and administrative expenses.....................         1,394            1,683
Provision for doubtful accounts..................................           654               57
                                                                        -------          -------
Operating loss from continuing operations........................        (1,855)          (1,300)
Gain on sale of stock............................................            12               --
Other income.....................................................            27               16
Interest income..................................................            70               26
Interest expense.................................................          (125)            (330)
Equity in the loss of unconsolidated subsidiary..................            --             (212)
                                                                        -------          -------

Loss from continuing operations before income taxes..............        (1,871)          (1,800)
Income tax benefit...............................................         1,349               --
                                                                        -------          -------

Loss from continuing operations..................................          (522)          (1,800)
Loss from discontinued operations................................          (117)            (189)
                                                                        -------          -------
Net loss.........................................................       $  (639)         $(1,989)
                                                                        =======          =======

Basic and diluted net loss per share from continuing
  operations.....................................................       $ (0.04)         $ (0.15)
                                                                        =======          =======
Basic and diluted net loss per share from discontinued
  operations.....................................................       $ (0.01)         $ (0.02)
                                                                        =======          =======
Basic and diluted net loss per share.............................       $ (0.05)         $ (0.17)
                                                                        =======          =======
Weighted average number of basic and diluted shares outstanding..        13,057           12,055
                                                                        =======          =======

See notes to financial statements.

INTELLICALL, INC.
UNAUDITED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

                                                                            Nine Months Ended
                                                                               September 30,
                                                                         2000             1999
                                                                        -------          -------
Equipment sales..................................................       $ 3,282          $ 9,210
Cost of sales and revenues.......................................         3,161            8,312
                                                                        -------          -------
Gross profit ....................................................           121              898

Selling, general and administrative expenses.....................         4,882            5,634
Provision for doubtful accounts..................................         1,013              142
                                                                        -------          -------
Operating loss from continuing operations........................        (5,774)          (4,878)
Gain on sale of stock............................................        13,907               --
Other income.....................................................            84              181
Interest income..................................................           164              146
Interest expense.................................................          (834)          (1,336)
Equity in the loss of unconsolidated subsidiary..................           (51)            (833)
                                                                        -------          -------
Income (loss) from continuing operations before income taxes.....         7,496           (6,720)
Income tax expense...............................................        (2,250)              --
                                                                        -------          -------
Income (loss) from continuing operations.........................         5,246           (6,720)
Loss from discontinued operations................................          (117)            (557)
                                                                        -------          -------
Income (loss) before extraordinary items.........................         5,129           (7,277)
Extraordinary items - loss on early extinguishment of debt,
  net of $61 tax benefit.........................................           (97)              --
                                                                        -------          -------
Net income (loss)................................................       $ 5,032          $(7,277)
                                                                        =======          =======
Basic net income (loss) per share from continuing operations.....       $  0.40          $ (0.56)
                                                                        =======          =======
Diluted net income (loss) per share from continuing
  operations.....................................................       $  0.37          $ (0.56)
                                                                        =======          =======
Basic and diluted net loss per share from discontinued
  operations  ...................................................       $ (0.01)         $ (0.04)
                                                                        =======          =======
Basic and diluted net loss per share from extraordinary items....       $ (0.01)         $    --
                                                                        =======          =======
Basic net income (loss) per share................................       $  0.38          $ (0.60)
                                                                        =======          =======
Diluted  net income (loss) per share.............................       $  0.35          $ (0.60)
                                                                        =======          =======
Weighted average number of basic shares outstanding..............        13,056           12,045
                                                                        =======          =======
Weighted average number of diluted shares outstanding............        14,404           12,045
                                                                        =======          =======

See notes to financial statements.

INTELLICALL, INC.
UNAUDITED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands)

                                           Common Stock      Additional    Treasury Stock
                                          ---------------      Paid-in     --------------    Accumulated
                                          Shares   Amount      Capital     Shares    Cost      Deficit      Total
                                          ------   ------    ----------    ------    ----    -----------   ------
     Balances at January 1, 2000          13,080    $ 131      $61,486      (25)    $(258)    $(61,697)    $ (338)
        Employee stock purchase plan           2       --            1       --        --           --          1
        Issuance of warrants                  --       --          117       --        --           --        117
        Net income                            --       --           --       --        --        5,032      5,032
                                          ------    -----      -------      ---     -----     --------     ------

     Balances at September 30, 2000       13,082    $ 131      $61,604      (25)    $(258)    $(56,665)    $4,812
                                          ======    =====      =======      ===     =====     ========     ======

     See notes to financial statements.

INTELLICALL, INC.
UNAUDITED STATEMENTS OF CASH FLOWS (in thousands)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                      2000         1999
                                                                                    --------     --------
Cash flows from operating activities:
     Net income (loss) .......................................................      $  5,032     $ (7,277)
     Adjustments to reconcile net income (loss) to net cash provided by continuing operations:
        Loss from discontinued operations ....................................           117          557
        Gain on sale of stock ................................................       (13,907)          --
        Depreciation and amortization ........................................           803        1,537
        Provision for doubtful accounts ......................................         1,013          142
        Provision for inventory losses .......................................           305          120
        Equity in loss of unconsolidated subsidiary ..........................            51          833
        Changes in operating assets and liabilities:
            Receivables ......................................................          (210)       2,712
            Inventories ......................................................           382        1,249
            Receivables from related party, net ..............................           102          371
            Other current assets .............................................            64         (167)
            Notes receivable .................................................            --          166
            Accounts payable .................................................        (1,090)         396
            Accrued income taxes .............................................         2,089           --
            Accrued liabilities ..............................................           (95)          55
            Other ............................................................            11          (64)
                                                                                    --------     --------
              Net cash (used in) provided by continuing operations ...........        (5,333)         630
Cash flows from investing activities:
     Net cash flows from discontinued operations .............................           199        2,161
     Capital expenditures ....................................................            --         (162)
     Capitalized software ....................................................            --         (815)
     Cash received on sale of stock ..........................................        15,769           --
                                                                                    --------     --------
                 Net cash provided by (used in) investing activities .........        15,968        1,184
Cash flows from financing activities:
     (Repayments) borrowings on notes payable ................................        (7,430)       1,000
     Net repayments on line of credit ........................................            --       (2,811)
                                                                                    --------     --------
               Net cash used in financing activities .........................        (7,430)      (1,811)
Net increase in cash and cash equivalents ....................................         3,205            3
Cash and cash equivalents at beginning of period .............................           694           16
                                                                                    --------     --------

Cash and cash equivalents at end of period ...................................      $  3,899     $     19
                                                                                    ========     ========
Supplemental cash flow information:
  Interest paid ..............................................................      $    827     $  1,180
                                                                                    ========     ========

  Income taxes paid ..........................................................      $    100     $     --
                                                                                    ========     ========
Non-cash investing transactions:
  Issuance of stock warrants .................................................      $    117     $     --
                                                                                    ========     ========


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

NOTE 2 - INVENTORIES
The components of inventories are (in thousands):

                                           September 30,     December 31,
                                               2000             1999
                                           -------------     -----------
Raw materials  ......................        $ 3,167           $ 3,362
Work in process......................             27               133
Finished goods ......................            698             1,003
                                             -------           -------
                                               3,892             4,498
Less reserves for obsolescence ......         (1,491)           (1,410)
                                             -------           -------
Net inventory .......................        $ 2,401           $ 3,088
                                             =======           =======

NOTE 3 - FIXED ASSETS



The components of fixed assets are (in thousands):

                                           September 30,     December 31,
                                               2000             1999
                                           -------------     -----------
Office equipment.....................        $ 3,340           $ 3,404
Tooling and other equipment..........          5,001             5,001
                                             -------           -------
                                               8,341             8,405
Less accumulated depreciation.......         (7,741)            (7,425)
                                             -------           -------
                                             $   600           $   980
                                             =======           =======


NOTE 4 - LONG-TERM DEBT

          The Company's debt consisted of the following (in thousands):

                                                         September 30,     December 31,
                                                             2000             1999
                                                         -------------     ------------
         8% Convertible subordinated notes, due 2000       $     --           $ 2,630
         8% Convertible subordinated notes, due 2001            200             5,000
         7% Convertible subordinated notes, due 2004          2,000             2,000
                                                           --------           -------
                                                              2,200             9,630

         Less:  Unamortized debt discount                      (255)             (443)
                                                           --------           -------
                                                              1,945             9,187

         Less:  Current portion of long-term debt              (200)           (7,630)
                                                           --------           -------
              Total long-term debt                         $  1,745           $ 1,557
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

          The terms of the offer included the purchase of the ownership of ILD (70,608 combined shares of Series A and Common shares) for $220 per share or $15.5 million. The Company previously reported in error that it had an option to repurchase such shares at $250 per share. The Company and Banca del Gottardo entered into an amendment to the ILD stock purchase agreement effective June
1, 2000 to delete the provision of that agreement providing for such option and to correctly reflect their original intent. The amendment was duly executed on November 3, 2000. The Company has filed the corrected amendment with this Report on Form 10-Q, which deletes the option as intended by both parties. The reports on Form 10-Q previously filed by the Company for the quarters ended March 31, 2000 and June 30, 2000 have been revised accordingly. The Company has a right of first refusal, should Banca del Gottardo desire to transfer or sell the ILD stock to a third party. The Company recorded a gain on the sale of $13.8 million. As a result of the ILD stock sale to Banca del Gottardo, the Company's ownership in ILD decreased to 2.7%. Accordingly, the Company discontinued reporting its investment in ILD on the equity method of accounting and no longer reports a portion of gains and losses from ILD in its financial statements (See Note 1).

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

The weighted average basic and diluted common shares outstanding are as follows (in thousands):


                                                                                     Quarter ended
                                                                 September 30, 2000                 September 30, 1999
                                                                Basic        Diluted               Basic        Diluted
                                                                -----        -------               -----        -------
Net loss
Income (loss) from continuing operations                        $  (522)       $  (522)             $(1,800)     $(1,800)
Loss from discontinued operations                                  (117)          (117)                (189)        (189)
                                                                -------        -------              -------      -------

Net loss                                                        $  (639)       $  (639)             $(1,989)     $(1,989)
                                                                =======        =======              =======      =======

Average equivalent shares
Weighted average shares outstanding                              13,057         13,057               12,055       12,055
                                                                =======        =======              =======      =======

                                                                                     Nine months ended
                                                                September 30, 2000                  September 30, 1999
                                                               Basic         Diluted               Basic        Diluted
                                                               -----         -------              -----         -------
Net income (loss)
Income (loss) from continuing operations                        $ 5,246        $ 5,246            $(6,720)        $(6,720)
Interest charges applicable to convertible debt
                                                                     --             72                 --              --
                                                                -------        -------            -------         -------
Income (loss) from continuing operations                          5,246          5,318             (6,720)         (6,720)
Loss from discontinued operations                                  (117)          (117)              (557)           (557)
                                                                -------        -------            -------         -------
Income (loss) before extraordinary item                           5,129          5,201             (7,277)         (7,277)
Extraordinary item, net                                             (97)           (97)               --              --
                                                                -------        -------            -------         -------

Net income (loss)                                               $ 5,032        $ 5,104            $(7,277)        $(7,277)
                                                                =======        =======            =======         =======


Average equivalent shares
Weighted average shares outstanding                              13,056         13,056             12,045          12,045
Warrants to purchase common shares                                   --             17                 --              --
Convertible debt                                                     --          1,331                 --              --
                                                                -------        -------            -------         -------
Total average shares equivalent                                  13,056         14,404             12,045          12,045
                                                                =======        =======            =======         =======

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

                     *10.2 Amendment to Stock Purchase Agreement dated June 1, 2000 by and between Intellicall, Inc. and Gotthardfin Limited



(b)      Reports on Form 8-K:

                  (b)Item 4.  Changes in the Registrant's Certifying Accountant
                              filed September 15, 2000

                  (c)Item 4.  Changes in the Registrant's Certifying Accountant
                              filed October 4, 2000

* Previsouly filed as an exhibit to the Registrant's Form 10-Q for the quarter ended September 30, 2000, which was filed on November 14, 2000.

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