Form 10-K/A
period 1999-12-31
INTELLICALL INC
filed 2001-02-05
CIK 818674

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


                               AMENDMENT NO. 3 TO
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

                            ------------------------


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No _X_


    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of September 8, 2000, computed by reference to the closing sales price of the registrant's Common Stock on the American Stock Exchange on such date, was approximately $14,717,125.

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


    On July 11, 2000 the Company issued warrants to purchase 100,000 shares of the Company's common stock at $1.25 per share and warrants to purchase
100,000 shares of the Company's common stock at $1.00 per share to Banca del Gottardo, an affiliate of the Company (SEE NOTE 18 TO THE FINANCIAL STATEMENTS). These warrants were issued in lieu of transaction fees for the sale of the Company's interest in ILD to Banca del Gottardo and subsequent retirement of the $2.6 million 8% convertible, subordinated notes due December 31, 2000 and $4.8 million of the $5.0 million 8% convertible, subordinated notes due
November 22, 2000 (SEE NOTE 7 TO THE FINANCIAL STATEMENTS).


    On August 30, 2000, the Company signed a definitive agreement to acquire Wireless WebConnect!, Inc, a nationwide wireless Internet Service Provider. The merger will allow Intellicall to enter into the rapidly growing high-speed wireless mobile data access market and will provide Intellicall with expanded technological capabilities in the public access market.


    Pursuant to the Merger Agreement, Intellicall will issue to the shareholders of Wireless WebConnect! 21,803,148 shares of common stock of Intellicall. In addition, existing stock options of Wireless WebConnect! will be exchanged into options to purchase 1,500,000 shares of Intellicall's common stock. The Merger is subject to certain conditions, including approval by Intellicall's stockholders and satisfactory completion of due diligence. There are no assurances that the conditions precedent will be satisfied or that the merger will be consummated. (SEE
NOTE 20 TO THE FINANCIAL STATEMENTS).


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


    MAJOR CUSTOMERS. The Company has several customers that represented more than 10% of sales in the aggregate for the years ended December 31, 1999, 1998 and 1997 as follows:


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


    Except for Paytel Canada, Inc. management of the Company believes its relations with these customers are good. The Company is currently in litigation with Paytel Canada, Inc. regarding outstanding receivables. See additional comments related to Paytel Canada, Inc. below under Material Purchase Commitments.



    MATERIAL PURCHASE COMMITMENTS. In August 1999, the Company granted warrants to Paytel Canada, Inc. in exchange for its commitment to purchase up to $30.0 million of products and services from the Company. Due to financial difficulties experienced by Paytel Canada, Inc., the Company does anticipate that Paytel Canada, Inc. will be able to honor this commitment.



    The Company has no other material agreements with its large customers.


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


    As of December 31, 1999, Banca del Gottardo beneficially owned approximately 29% of the Company's common stock.


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


    INTEREST EXPENSE. Interest expense was $1.7 million for 1999 compared to $1.5 million for 1998. The increase is attributable to the payment of interest on higher loan principal balances for the period. (See NOTE 7 TO THE FINANCIAL STATEMENTS). Approximately $1 million of the 1999 interest expense relates to notes payable to Banca del Gottardo, a related party.


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


    INTEREST EXPENSE. Interest expense was $1.5 million for 1998 compared to $2.7 million for 1997. Excluding interest expense of $.8 million in 1997 relating to ILD, interest expense decreased from $1.9 million in 1997 to $1.5 million in 1998, primarily as a result of reduced debt. Approximately
$.9 million of the interest expense relates to notes payable to Banca del Gottardo, a related party, for the years 1998 and 1997.

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


    Cash flows used in financing activities for the year ended December 31, 1999 were $0.9 million, which consisted of the $2.8 million repayment of the Finova line of credit offset by net borrowings of $1.0 million and $0.8 million in proceeds from issuance of stock. Net borrowings for the year consist of $2.0 million from Banca del Gottardo and the repayment of a $1.0 million convertible subordinated note due to T.J. Berthel Investments, L.P. At
March 31, 1999, Intellicall was required to retire the $1.0 million convertible subordinated note due T.J. Berthel Investments, L.P. On April 9, 1999, Intellicall obtained bridge financing of $1.0 million from Banca del Gottardo for the purpose of satisfying all obligations to T.J. Berthel Investments. On June 11, 1999, Intellicall completed the sale of a $2.0 million of 7.0% convertible subordinated note, due June 11, 2004, to Banca del Gottardo.
$1.0 million of the net proceeds from the sale of the note was used to repay the bridge financing, with the balance utilized for working capital. The note was issued with warrants to purchase 200,000 shares of Intellicall's Common Stock at $1.55 per share. The note was convertible through June 11, 2004 in to 1,290,323 shares of Intellicall's Common Stock at a price of $1.55 per share. On
December 30, 1999, Intellicall sold 1 million shares of Common Stock to Banca del Gottardo for $0.85 per share. The purchase price represented a 15% discount to the closing price of Intellicall's Common Stock upon the agreed date of December 22, 1999. The $0.8 million in proceeds from the sale were utilized for working capital purposes.


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


    On April 11, 2000 the Company sold to Banca del Gottardo, a beneficial owner (See NOTE 18 TO THE FINANCIAL STATEMENTS), the Company's remaining ownership in ILD, exclusive of 6,239 shares of Series A preferred convertible stock the Company is required to hold pursuant to the ILD organization agreement. The Company's ownership in ILD included approximately 58,772 shares of ILD Series A preferred convertible stock, 725 shares of ILD common stock and 11,111 shares of ILD common stock obtainable upon conversion of the $1.0 million subordinated convertible note due from ILD to Intellicall, dated May 10, 1996. Pursuant to the sale to Banca del Gottardo, Intellicall informed ILD as of March 10, 2000 of it's election to convert the entire principal balance of the Note into 11,111 shares on ILD common stock.


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



    In order to address their current liquidity needs, management sold to Banca del Gottardo the Company's ownership in ILD (See NOTE 20 TO THE FINANCIAL STATEMENTS). The proceeds from this transaction were $15.5 million. A portion of the proceeds was used to pay down existing debt, including the "Put" due
June 30, 2000. The remainder of the proceeds will be used to fund future operations. Such reduction in debt is expected to deleverage the Company and put management in a better position to move forward with their current business plan.

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


    On February 11, 2000, Intellicall signed a $.5 million revolving promissory note with Bank of America, N.A., due February 11, 2001. Interest is payable monthly at its prime rate commencing on March 11, 2000 with the principal of the note guaranteed by Mr. William O. Hunt, Chairman of the Board of Intellicall, and B&G Partnership, Ltd, an affiliate of Mr. Hunt. Intellicall may repay and reborrow under the terms of the note at any time, up to a maximum aggregate outstanding balance equal to the principal amount of the note. Proceeds of the note were used for working capital purposes. On May 1, 2000, Intellicall paid off the $.5 million note.



    Intellicall's debt financing with Banca del Gottardo, a beneficial owner of approximately 29% of Intellicall common stock, includes the following as of December 31, 1999 and 1998:



                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
8% Convertible subordinated notes, due 2000.................  $ 2,630    $ 2,630
8% Convertible subordinated notes, due 2001.................    5,000      5,000
7% Convertible subordinated notes, due 2004.................    2,000         --
                                                              -------    -------
                                                                9,630      7,630
                                                              -------    -------
Less: Unamortized debt discount.............................     (443)      (318)
                                                              -------    -------
                                                              $ 9,187    $ 7,312
                                                              =======    =======

    For the year 1999, Intellicall entered into the following transactions with Banca del Gottardo:



    On April 9, 1999, Intellicall obtained bridge financing of $1.0 million from Banca del Gottardo for the purpose of satisfying all obligations to T.J. Berthel Investments.



    On June 11, 1999, Intellicall completed the sale of $2.0 million of a 7.0% convertible subordinated note, due June 11, 2004, to Banca del Gottardo.
$1.0 million of the net proceeds from the sale of the note was used to repay the bridge financing, with the balance utilized for working capital. The note was issued with warrants to purchase 200,000 shares of Intellicall's common stock at $1.55 per share. The stock purchase warrants were valued at $160,456 and recorded as deferred debt costs by Intellicall. The unamortized portion of those deferred debt costs was $141,779 as of December 31, 1999.



    On October 21, 1999, Intellicall received notice from Banca del Gottardo of its intent to "put" to Intellicall the balance of the 8.0% convertible subordinated notes due December 31, 2000. The agreement, relating to such convertible debt includes a put option, giving Banca del Gottardo the right to tender payment for the outstanding balance of the notes on December 31, 1999. Intellicall repaid these notes in April, 2000.



    On December 30, 1999, Intellicall issued warrants to purchase 200,000 shares of its common stock at a price of $1.00 per share to Banca del Gottardo. In consideration of the warrants, Banca del Gottardo amended the 8% convertible, subordinated notes due December 31, 2000 to postpone the put on the notes from December 31, 1999 to June 30, 2000.



    On December 30, 1999, Intellicall sold 1 million shares of common stock to Banca del Gottardo for $0.85 per share. The purchase price represented a 15% discount to the closing price of Intellicall's common stock upon the agreed upon date of December 22, 1999. Proceeds from the sale were utilized for working capital purposes.



    In 1999, Intellicall paid $804,545 for interest and fees associated with the financing arrangements with Banca del Gottardo.


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


       (a)3.1           Certificate of Incorporation of the Company and all
                          amendments thereto through December 31, 1992.
       (c)3.2           Amendment to Certificate of Incorporation raising the
                          authorized common stock from 10,000,000 shares to
                          50,000,000 shares.
       (f)3.3           Amendment to Certificate of Incorporation lowering the
                          authorized common stock from 50,000,000 shares to
                          20,000,000 shares.
       (b)3.4           Bylaws of the Company, as amended.
       (a)4.1           Specimen certificate for Common Stock of the Company.
      (f)10.1           Intellicall, Inc. 1991 Stock Option Plan, as amended.
      (b)10.2           Form of Incentive Stock Option Agreement.
      (b)10.3           Form of Nonqualified Stock Option Agreement.
      (b)10.4           Form of Director Stock Option Agreement.
      (f)10.5           Form of 1995 Employee Stock Purchase Plan.
      (b)10.6           ADREC Development and License Agreement, dated as August 2,
                          1990, between VCS Industries, Inc. d/b/a Voice Control
                          Systems and the Company.
      (b)10.7           Amended and Restated Patent License Agreement dated as of
                          January 1, 1992, between the Company and
                          MessagePhone, Inc.
      (d)10.8           Amended and Restated 10% Convertible Subordinated Note Due
                          1999 dated August 11, 1994 with T.J. Berthel Investments,
                          L.P.
      (c)10.9           Registration Rights Agreement dated February 14, 1994,
                          between the Company and T.J. Berthel Investments, L.P.
      (e)10.10          Note and Warrant Purchase, Paying and Conversion/Exercise
                          Agency Agreement entered into on December 22, 1995 between
                          Banca Del Gottardo and the Company.
      (e)10.11          Form of 8% Convertible Subordinated Note executed by the
                          Company to Banca Del Gottardo dated December 22, 1995.
      (e)10.12          Form of Warrants issued with Notes.
      (g)10.13          Note and Warrant Purchase, Paying and Conversion/Exercise
                          Agency Agreement dated November 22, 1996 and executed with
                          Banca del Gottardo.
      (g)10.14          Form of 8% Convertible Subordinated Notes executed by the
                          Company to Banca Del Gottardo dated November 22, 1996
                          (included within Exhibit 10.13).
      (g)10.15          Form of Warrants issued with Notes (included within Exhibit
                          10.13).
      (h)10.16          Receivable Sale Agreement executed with RFC Capital
                          Corporation.
       ++10.17          Organization Agreement dated May 10, 1996 between the
                          Company, Triad-ILD Partners, L.P., Morris
                          Telecommunications LLC and ILD Communications.
       ++21.1           Subsidiaries of the Company.
       ++23.1           Consent of Independent Accountants.
       ++27.1           Financial Data Schedule.


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


February 2, 2001                                       INTELLICALL, INC.

                                                       By:          /s/ JOHN J. MCDONALD, JR.
                                                            -----------------------------------------
                                                                      John J. McDonald, Jr.
                                                                  (PRINCIPAL EXECUTIVE OFFICER)



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on February 2, 2001.



                   NAME                                    TITLE
                   ----                                    -----
        /s/ JOHN J. MCDONALD, JR.           President and Chief Executive
    ---------------------------------         Officer
          John J. McDonald, Jr.               and Director

           /s/ R. PHILLIP BOYD              Vice President of Finance, Chief
    ---------------------------------         Financial Officer
             R. Phillip Boyd                  (PRINCIPAL FINANCIAL OFFICER)

           /s/ WILLIAM O. HUNT
    ---------------------------------       Chairman of the Board
             William O. Hunt

           /s/ B. MICHAEL ADLER
    ---------------------------------       Director
             B. Michael Adler

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

                                          PRICEWATERHOUSECOOPERS LLP


Dallas, Texas
April 11, 2000
except as to Note 4,
Note 7, and Note 20
which are as of
September 11, 2000

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
                                                              =======    ==========

                       See notes to financial statements.

                               INTELLICALL, INC.

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1999        1998
                                                              --------   ----------
                                                                         (RESTATED)
                                                              (IN THOUSANDS, EXCEPT
                                                               SHARE INFORMATION)
Current liabilities
    Accounts payable........................................  $  1,798   $    2,085
    Accrued liabilities.....................................       610        1,052
    Current portion of long-term debt.......................        --        3,811
    Current portion of long-term debt to related party......     7,630           --
                                                              --------   ----------
    Total current liabilities...............................    10,038        6,948
Long-term debt to related party.............................     1,557        7,312
Deferred gain on sale of assets.............................       730          968
Other liabilities...........................................        50          250
Liabilities of discontinued operations......................        80          880
                                                              --------   ----------
      Total liabilities.....................................    12,455       16,358
                                                              --------   ----------
Commitments and contingent liabilities (See Notes 14 and
  19).......................................................        --           --
Stockholders' equity (deficit)
    Preferred stock, $.01 par value; 1,000,000 shares
      authorized; zero and 510 shares issued and
      outstanding, respectively.............................        --            1
    Common stock, $.01 par value; 20,000,000 shares
      authorized; 13,080,175 and 11,738,001 shares issued,
      respectively..........................................       131          117
    Additional paid-in capital..............................    61,486       60,375
    Less common stock in treasury, at cost; 24,908 shares...      (258)        (258)
    Accumulated deficit.....................................   (61,697)     (51,709)
                                                              --------   ----------
        Total stockholders' equity (deficit)................      (338)       8,526
                                                              --------   ----------
                                                              $ 12,117   $   24,884
                                                              ========   ==========


                       See notes to financial statements.

                               INTELLICALL, INC.

                            STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
Sales and Revenues:
    Equipment sales.........................................  $ 11,131     $13,859    $ 19,313
    Services revenues.......................................        --          --      60,450
                                                              --------     -------    --------
                                                                11,131      13,859      79,763
Cost of sales and revenues:
    Equipment sales, including writeoffs of $.7 million in
      goodwill and $2.5 million in capitalized software
      costs in 1999 and $1.6 million of capitalized software
      costs in 1997 (See Note 3)............................    13,174      11,600      21,929
    Services revenues.......................................        --          --      52,523
                                                              --------     -------    --------
                                                                13,174      11,600      74,452
                                                              --------     -------    --------
Gross profit (loss).........................................    (2,043)      2,259       5,311
Selling, general and administrative expenses................    (6,005)     (7,363)    (12,616)
Provision for doubtful accounts.............................      (592)       (876)     (1,006)
Research and development expenses...........................      (907)     (1,587)       (741)
                                                              --------     -------    --------
Operating loss from continuing operations...................    (9,547)     (7,567)     (9,052)
Gain on sale of assets......................................     1,431       7,389          --
Loss on investments (See Note 1)............................      (338)         --          --
Other income................................................       346         538         695
Interest expense............................................      (677)       (606)     (1,737)
Interest expense--related party.............................    (1,040)       (933)       (923)
Equity in the loss of unconsolidated subsidiary.............      (982)       (762)         --
Minority interest...........................................        --          --        (382)
                                                              --------     -------    --------
Loss before income taxes from continuing operations.........   (10,807)     (1,941)    (11,399)
Income tax benefit (expense)................................     1,500          --        (277)
                                                              --------     -------    --------
Net loss from continuing operations.........................    (9,307)     (1,941)    (11,676)
Income (loss) from discontinued operations..................      (681)         85         585
                                                              --------     -------    --------
Net loss....................................................  $ (9,988)    $(1,856)   $(11,091)
                                                              ========     =======    ========
Basic and diluted net loss per share from continuing
  operations................................................  $  (0.76)    $ (0.20)   $  (1.26)
                                                              ========     =======    ========
Basic and diluted net income (loss) per share from
  discontinued operations...................................  $  (0.06)    $  0.01    $   0.06
                                                              ========     =======    ========
Basic and diluted net loss per share........................  $  (0.82)    $ (0.19)   $  (1.20)
                                                              ========     =======    ========
Weighted average number of basic and diluted shares
  outstanding...............................................    12,132       9,927       9,268
                                                              ========     =======    ========


                       See notes to financial statements.

                               INTELLICALL, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                                                TREASURY
                                    COMMON STOCK         PREFERRED STOCK      ADDITIONAL          STOCK
                                 -------------------   --------------------    PAID-IN     -------------------   ACCUMULATED
                                  SHARES     AMOUNT     SHARES      AMOUNT     CAPITAL      SHARES      COST       DEFICIT
                                 --------   --------   ---------   --------   ----------   --------   --------   -----------
Balances at December 31,
  1996.........................    8,646      $ 87           --      $--       $51,602       (25)      $(258)     $(38,762)
  Exercise of stock options....       65         1           --       --           268        --          --            --
  Employee stock purchase
    plan.......................       17        --           --       --            74        --          --            --
  Issuance of stock............      430         4           --       --           481        --          --            --
  Conversion of subordinated
    notes......................      314         3           --       --         1,237        --          --            --
  Issuance of preferred
    stock......................       --        --            4        1         3,824        --          --            --
  Effect of change in Interest
    of unconsolidated
    Subsidiary (Restated), (See
    Note 2)....................       --        --           --       --         2,480        --          --            --
  Net loss.....................       --        --           --       --            --        --          --       (11,091)
                                  ------      ----     ---------     ---       -------       ---       -----      --------
Balances at December 31, 1997
  (Restated)...................    9,472        95            4        1        59,966       (25)       (258)      (49,853)
  Exercise of stock options....       47        --           --       --           183        --          --            --
  Employee stock purchase
    plan.......................        8        --           --       --            30        --          --            --
  Conversion of subordinated
    notes......................       50         1           --       --           200        --          --            --
  Conversion of preferred
    stock......................    2,149        21           (3)      --           (12)       --          --            --
  Issuance of stock............       12        --           --       --             8        --          --            --
  Net loss.....................       --        --           --       --            --        --          --        (1,856)
                                  ------      ----     ---------     ---       -------       ---       -----      --------
Balances at December 31, 1998
  (Restated)...................   11,738       117            1        1        60,375       (25)       (258)      (51,709)
  Conversion of preferred
    stock......................      336         4           (1)      (1)           (2)       --          --            --
  Employee stock purchase
    plan.......................        6        --           --       --             6        --          --            --
  Issuance of warrants.........       --        --           --       --           267        --          --            --
  Issuance of stock............    1,000        10           --       --           840        --          --            --
  Net loss.....................       --        --           --       --            --        --          --        (9,988)
                                  ------      ----     ---------     ---       -------       ---       -----      --------
Balances at December 31,
  1999.........................   13,080      $131           --      $--       $61,486       (25)      $(258)     $(61,697)
                                  ======      ====     =========     ===       =======       ===       =====      ========


                                  TOTAL
                                 --------
Balances at December 31,
  1996.........................  $ 12,669
  Exercise of stock options....       269
  Employee stock purchase
    plan.......................        74
  Issuance of stock............       485
  Conversion of subordinated
    notes......................     1,240
  Issuance of preferred
    stock......................     3,825
  Effect of change in Interest
    of unconsolidated
    Subsidiary (Restated), (See
    Note 2)....................     2,480
  Net loss.....................   (11,091)
                                 --------
Balances at December 31, 1997
  (Restated)...................     9,951
  Exercise of stock options....       183
  Employee stock purchase
    plan.......................        30
  Conversion of subordinated
    notes......................       201
  Conversion of preferred
    stock......................         9
  Issuance of stock............         8
  Net loss.....................    (1,856)
                                 --------
Balances at December 31, 1998
  (Restated)...................     8,526
  Conversion of preferred
    stock......................         1
  Employee stock purchase
    plan.......................         6
  Issuance of warrants.........       267
  Issuance of stock............       850
  Net loss.....................    (9,988)
                                 --------
Balances at December 31,
  1999.........................  $   (338)
                                 ========


                       See notes to financial statements.

                               INTELLICALL, INC.

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)


                                                                   FOR THE YEARS ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Cash flows from continuing operating activities:
    Net loss from continuing operations.....................  $(9,307)   $ (1,941)  $(11,676)
    Adjustments to reconcile net loss from continuing
     operations to net cash provided by operating
     activities:
        Gain on sale of assets..............................   (1,431)     (7,389)        --
        Depreciation and amortization.......................    5,236       1,760      5,845
        Provision for doubtful accounts.....................      592         876      1,393
        Provision for inventory losses......................      310         333      4,382
        Equity in loss of unconsolidated subsidiary.........      982         762         --
        Minority interest...................................       --          --        382
        Income Tax Benefit..................................   (1,500)         --         --
        Changes in operating assets and liabilities:
            Restricted cash.................................       --          --     (2,473)
            Receivables.....................................    2,766      (1,929)   (12,718)
            Inventories.....................................    1,779        (757)    (1,451)
            Receivables from related party, net.............      400         673         --
            Other current assets............................       40         233       (308)
            Notes receivable................................      525         160        446
            Accounts payable................................     (287)     (4,187)     4,611
            Transmission, customer commissions and billing
              charges.......................................       --        (939)     9,143
            Accrued liabilities.............................     (442)       (153)     1,600
            Deferred gain on sale of assets.................       --         938       (361)
            Other...........................................      143        (123)    (2,051)
                Net cash used in continuing operating
                   activities...............................     (194)    (11,683)    (3,236)
Cash flows from investing activities:
    Capital expenditures....................................     (122)       (478)    (2,082)
    Capitalized software....................................     (966)     (1,031)    (1,322)
    Cash received on sale of assets.........................    1,252       8,463         --
    Capital lease obligation................................       --          --      1,000
    Acquisition of WorldCom and Interlink assets............       --          --    (20,542)
                Net cash provided by (used in) investing
                   activities...............................      164       6,954    (22,946)
Cash flows from financing activities:
    Net proceeds from (repayments on) line of credit........   (2,811)     (1,303)     9,517
    Net repayments on notes payable.........................   (1,000)        (28)        --
    Net borrowings from related party.......................    2,000          --         --
    Proceeds from issuance of stock.........................        6         223      4,653
    Proceeds from issuance of stock to related party........      850          --         --
    Proceeds from issuance of stock in unconsolidated
     subsidiary.............................................       --          --      6,088
                Net cash provided by (used in) financing
                   activities...............................     (955)     (1,108)    20,258
Net cash flows from discontinued operations.................    1,663       5,787      3,719
Net increase (decrease) in cash and cash equivalents........      678         (50)    (2,205)
Cash and cash equivalents at beginning of period............       16          66      2,271
Cash and cash equivalents at end of period..................  $   694    $     16   $     66
                                                              -------    --------   --------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid.............................................  $   294    $    531   $  1,446
                                                              -------    --------   --------
  Interest paid to related party............................  $   694    $    610   $    610

SUPPLEMENTAL NON CASH FLOW INFORMATION:
  Issuance of stock warrants to related party...............  $   267    $     --   $     --
                                                              -------    --------   --------
  Conversion of debt to equity..............................  $    --    $    210   $  1,320
                                                              -------    --------   --------
  Stock issued to purchase WorldCom and Interlink assets....  $    --    $     --   $ 13,196
                                                              -------    --------   --------
  Redeemable preferred stock dividend declared..............  $    --    $     --   $    186
                                                              -------    --------   --------


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


    In order to address their current liquidity needs, management sold to Banca del Gottardo, a beneficial owner, the Company's ownership in ILD (See NOTE 20). The proceeds from this transaction were $15.5 million. A portion of the proceeds was used to pay down existing debt, including the "Put" due June 30, 2000. The remainder of the proceeds will be used to fund future operations. Such reduction in debt is expected to deleverage the Company and put management in a better position to move forward with their current business plan.


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

NOTE 7--LONG-TERM DEBT AND LINE OF CREDIT

    The Company's debt consisted of the following (in thousands):


                                                                DECEMBER 31,
                                                             -------------------
                                                               1999       1998
                                                             --------   --------
8% Convertible subordinated notes, due 2000 to related
  party....................................................  $ 2,630     $2,630
8% Convertible subordinated notes, due 2001 to related
  party....................................................    5,000      5,000
7% Convertible subordinated notes, due 2004 to related
  party....................................................    2,000         --
Convertible subordinated note, due 1999....................       --      1,000
Asset-based note collateralized by certain assets, due
  1999.....................................................       --      2,811
                                                             -------     ------
                                                               9,630     11,441
Less: Unamortized debt discount............................     (443)      (318)
                                                             -------     ------
                                                               9,187     11,123
                                                             -------     ------
Less: Current portion of long-term debt....................   (7,630)    (3,811)
                                                             -------     ------
      Total long-term debt.................................  $ 1,557     $7,312
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


    The valuation allowance on deferred tax assets reflects the Company's uncertainty regarding realization of such assets due to recent operating loss trends. The Company expects that the sale of the ILD stock (See Note 20) will give rise to taxable income in the year 2000 and accordingly has reduced its valuation allowance.


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


    The cash proceeds were used to further reduce the Company's indebtedness to Finova. As a result of the reduction in the Company's ownership interest in ILD to 42.9% in March 1998 (See NOTE 1), the Company recorded a $.8 million gain on the sale of the prepaid services operation with the balance recorded as deferred gain on sale of assets to an unconsolidated investee. As of December 31, 1999, the Company had $.7 million of deferred gain.

                               INTELLICALL, INC.

NOTE 18--RELATED PARTY TRANSACTIONS



    As of December 31, 1999 Banca del Gottardo beneficially owned approximately 29.0% of the Company. The Company entered into various sales and financing transactions with Banca del Gottardo. See Notes 1, 7, 11 and 20.



NOTE 19--LITIGATION AND CONTINGENCIES


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


NOTE 20--SUBSEQUENT EVENTS


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

                               INTELLICALL, INC.

NOTE 20--SUBSEQUENT EVENTS (CONTINUED)

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


    On April 11, 2000 the Company sold to Banca del Gottardo, a beneficial owner of approximately 29% of the Company's stock on the date of sale, the Company's remaining ownership in ILD, exclusive of 6,239 shares of Series A preferred convertible stock the Company is required to hold pursuant to the ILD Organization Agreement. The Company's ownership in ILD included approximately 58,772 shares of ILD Series A convertible stock, 725 shares of ILD Common stock and 11,111 shares of ILD Common stock obtainable upon conversion of the $1.0 million subordinated convertible note due from ILD to Intellicall, dated May 10, 1996. Pursuant to the sale to Banca del Gottardo, Intellicall informed ILD as of March 10, 2000 of it's election to convert the entire principal balance of the Note into 11,111 shares on ILD Common stock.


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

    On August 30, 2000, the Company signed a definitive agreement to acquire Wireless WebConnect!, Inc, a nationwide wireless Internet Service Provider. The merger will allow Intellicall to enter into the

                               INTELLICALL, INC.

NOTE 20--SUBSEQUENT EVENTS (CONTINUED)

rapidly growing high-speed wireless mobile data access market and will provide Intellicall with expanded technological capabilities in the public access market.


    Pursuant to the Merger Agreement, Intellicall will issue to the shareholders of Wireless WebConnect! 21,803,148 shares of common stock of Intellicall. In addition, existing stock options of Wireless WebConnect! will be exchanged into options to purchase 1,500,000 shares of Intellicall's common stock. The Merger is subject to certain conditions, including approval by Intellicall's stockholders and satisfactory completion of due diligence. There are no assurances that the conditions precedent will be satisfied or that the merger will be consummated.



NOTE 21--SUMMARIZED FINANCIAL INFORMATION FOR UNCONSOLIDATED SUBSIDIARY


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

                 ILD TELECOMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)


                                                                  YEAR ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Telecommunications revenues.................................  $116,526   $117,700
                                                              --------   --------
Costs and expenses:
  Cost of revenues (exclusive of depreciation and
    amortization shown separately below)....................    83,310     89,812
  Selling, general and administrative.......................    18,928     13,430
  Provision for doubtful accounts...........................     7,588      8,380
  Depreciation and amortization.............................     6,196      3,793
  Provision for restructuring costs, net....................       250         --
  Write-off of deferred offering costs......................        --      1,197
                                                              --------   --------
    Total costs and expenses................................   116,272    116,612
                                                              --------   --------
Income from operations......................................       254      1,088
Other income (expense):
  Interest expense..........................................    (3,313)    (2,215)
  Interest income...........................................       194        173
                                                              --------   --------
    Total other expense.....................................    (3,119)    (2,042)
                                                              --------   --------
Loss before provision for income taxes......................    (2,865)      (954)
Provision (benefit) for income taxes:
  Current...................................................      (136)       136
  Deferred..................................................      (579)      (358)
                                                              --------   --------
    Total benefit for income taxes..........................      (715)      (222)
                                                              --------   --------
Net loss....................................................    (2,150)      (732)
Preferred dividend requirements.............................    (1,031)    (1,070)
                                                              --------   --------
Net loss applicable to common stockholders..................  $ (3,181)  $ (1,802)
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