Form 10-Q/A
period 2000-03-31
INTELLICALL INC
filed 2001-02-05
CIK 818674

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q/A
                                  Amendment No. 2

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

EXPLANATORY NOTE


This form 10-Q/A is filed to amend the Form 10-Q for the period ended March 31, 2000 (the "Original Form 10-Q") to disclose related party transactions on the face of the Financial Statements and to restate the Financial Statements (Item
1) and make the corresponding changes to the Financial Data Schedule. Subsequent to the issuance of the Company's financial statements in the Original Form 10-Q, we discovered a misclassification error in the calculation of current portion of notes payable. This error had the effect of understating current portion of notes payable and overstating long-term debt by $5.0 million as of March 31, 2000 and December 31, 1999. This report continues to speak as of the date of the Original For 10-Q, and we have not updated the disclosures in this report to speak to any later date.

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


INTELLICALL, INC.
UNAUDITED BALANCE SHEETS (Continued)


LIABILITIES AND STOCKHOLDERS' EQUITY
(in thousands, except share information)


                                                                                     March 31,            December 31,
                                                                                        2000                   1999
                                                                                        ----                   ----

Current liabilities
     Accounts payable...............................................              $    1,398              $   1,798
     Advance payment received on sale of assets to related party....                   1,000                     --
     Accrued liabilities............................................                     782                    610
     Current portion of long-term debt .............................                     500                     --
     Current portion of long-term debt payable to related party.....                   7,630                  7,630
                                                                                  ----------              ---------
     Total current liabilities......................................                  11,310                 10,038
Long-term debt payable to related party.............................                   1,621                  1,557
Deferred gain on sale of assets.....................................                     730                    730
Other liabilities...................................................                      50                     50
Liabilities of discontinued operations..............................                      78                     80
                                                                                  ----------              ---------
      Total liabilities.............................................                  13,789                 12,455
                                                                                  ----------              ---------
Commitments and contingent liabilities..............................                      --                     --
Stockholders' equity (deficit)
     Common stock, $.01 par value; 20,000,000 shares
          Authorized; 13,080,894 and 13,080,175 shares issued,
          Respectively..............................................                     131                    131
     Additional paid-in capital.....................................                  61,486                 61,486
     Less common stock in treasury, at cost;
          24,908 shares.............................................                    (258)                  (258)
     Accumulated deficit............................................                 (63,857)               (61,697)
                                                                                  ----------              ---------
          Total stockholders' deficit...............................                  (2,498)                  (338)
                                                                                  ----------              ---------
                                                                                  $   11,291              $  12,117
                                                                                  ==========              =========


See notes to financial statements.

INTELLICALL, INC.
UNAUDITED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)



                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                     2000                    1999
                                                                                     ----                    ----

Equipment sales..................................................                $    929                  $  4,831
Cost of sales and revenues.......................................                   1,052                     4,269
                                                                                 --------                  ---------
Gross profit (loss)..............................................                    (123)                      562

Selling, general and administrative expenses.....................                   1,468                     1,805
Provision for doubtful accounts..................................                      19                      (246)
Research and development expenses................................                     328                       224
                                                                                 --------                  ---------
Operating loss from continuing operations........................                  (1,938)                   (1,221)
Gain on sale of stock to related party...........................                     111                        --
Other income.....................................................                      26                         9
Interest income..................................................                      27                        61
Interest expense.................................................                     (33)                     (243)
Interest expense -  related party................................                    (302)                     (226)
Equity in the loss of unconsolidated subsidiary..................                     (51)                     (358)
                                                                                 --------                  --------
Loss from continuing operations..................................                  (2,160)                   (1,978)
Loss from discontinued operations................................                      --                      (251)
                                                                                 --------                  ---------
Net loss available to common shareholders........................                $ (2,160)                 $ (2,229)
                                                                                 ========                  =========
Basic and diluted net loss per share from continuing operations                  $  (0.17)                 $  (0.16)
                                                                                 ========                  =========
Basic and diluted net loss per share from discontinued
operations.......................................................                $     --                  $  (0.02)
                                                                                 ========                  ========
Basic and diluted net loss per share.............................                $  (0.17)                 $  (0.18)
                                                                                 ========                  ========
Weighted average number of basic and diluted
     shares outstanding..........................................                  13,056                    12,029
                                                                                 ========                  ========


See notes to financial statements.

INTELLICALL, INC.
UNAUDITED STATEMENTS OF CASH FLOWS (in thousands)


                                                                                               Three Months Ended
                                                                                                     March 31,
                                                                                             2000               1999
                                                                                             ----               ----

Cash flows from continuing operating activities:
     Net loss from continuing operations........................                        $  (2,160)            $  (1,978)
     Adjustments to reconcile net loss from continuing operations to net
        Cash provided by operating activities:
        Gain on sale of stock to related party..................                             (111)                   --
        Depreciation and amortization...........................                              234                   407
        Provision for doubtful accounts.........................                               19                  (246)
        Provision for inventory losses..........................                               95                  (103)
        Equity in loss of unconsolidated subsidiary.............                               51                   358
        Changes in operating assets and liabilities:
            Receivables.........................................                              (54)                3,271
            Inventories.........................................                              292                   731
            Receivables from related party, net.................                               70                    60
            Other current assets................................                              (58)                   73
            Notes receivable....................................                               --                    92
            Accounts payable ...................................                             (401)                  877
            Accrued liabilities.................................                              172                    25
            Other...............................................                               10                   (18)
                                                                                        ---------              --------
                Net cash (used in) provided by continuing operating activities             (1,841)                3,549

Cash flows from investing activities:
     Capital expenditures.......................................                               --                   (25)
     Capitalized software.......................................                               --                  (316)
     Cash received on sale of stock to related party............                              200                    --
                                                                                        ---------              --------
                 Net cash provided by (used in) investing activities                          200                  (341)

Cash flows from financing activities:
     Borrowings on notes payable................................                              500                    --
     Advance payment received on sale of stock to related party.                            1,000                    --
     Net repayments on line of credit...........................                               --                (2,811)
                                                                                        ---------              --------
                Net cash provided by (used in) financing activities                         1,500                (2,811)

Net cash flows from discontinued operations.....................                               29                  (388)
                                                                                        ---------              --------
Net (decrease) increase  in cash and cash equivalents...........                             (112)                    9

Cash and cash equivalents at beginning of period................                              694                    16
                                                                                        ---------              --------
Cash and cash equivalents at end of period......................                        $     582              $     25
                                                                                        =========              ========


Supplemental cash flow information:
  Interest paid.................................................                        $      20              $    120
                                                                                        =========              ========
  Interest paid to a related party..............................                        $      --              $     --
                                                                                        =========              ========
Supplemental non cash flow information:
  Conversion of debt to equity..................................                        $      --              $    510
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


         On April 11, 2000 the Company sold to Banca del Gottardo, a beneficial owner (See Note 9), the Company's remaining ownership in ILD, exclusive of 6,239 shares of Series A preferred convertible stock the Company is required to hold pursuant to the ILD Organization Agreement (See Note 8).


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
                                                                                             ======                ======



NOTE 5 - LONG-TERM DEBT

          The Company's debt consisted of the following (in thousands):



                                                                                            March 31,            December 31,
                                                                                              2000                   1999
                                                                                              ----                   ----

         8% Convertible subordinated notes, due 2000 to a related party                       2,630                  2,630
         8% Convertible subordinated notes, due 2001 to a related party                       5,000                  5,000
         7% Convertible subordinated notes, due 2004 to a related party                       2,000                  2,000
         Prime rate promissory  note, due 2001                                                  500                    --
                                                                                           --------                --------
                                                                                             10,130                  9,630

         Less:  Unamortized debt discount                                                      (379)                  (443)
                                                                                           --------                -------
                                                                                              9,751                  9,187
                                                                                           --------                -------

         Less:  Current portion of long-term debt                                            (8,130)                (7,630)
                                                                                           --------                -------
              Total long-term debt                                                         $  1,621                $ 1,557
                                                                                           --------                -------



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

INTELLICALL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS



         On April 27, 2000 the Company received the remaining proceeds from the sale of its ownership in ILD (See Note 9). A portion of the proceeds were used to retire the remaining $2.6 million 8.0% convertible subordinated notes due December 31, 2000 and $4.8 million of the 8.0% convertible subordinated notes due November 22, 2001, both due to Banca del Gottardo, a beneficial owner (See
Note 9). Additionally, on May 1, 2000 the Company paid off the $.5 million note due to Bank of America.


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

INTELLICALL, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 8 - SUBSEQUENT EVENTS


          On April 11, 2000 the Company sold to Banca del Gottardo, a beneficial owner (See Note 9), the Company's remaining ownership in ILD, exclusive of 6,239 shares of Series A preferred convertible stock the Company is required to hold pursuant to the ILD Organization Agreement. The Company's ownership in ILD includes approximately 58,772 shares of ILD Series A convertible stock, 725 shares of ILD Common stock and 11,111 shares of ILD Common stock obtainable upon conversion of the $1.0 million subordinated convertible note (the "Note") due from ILD to Intellicall, dated May 10, 1996. Pursuant to the sale to Banca del Gottardo, Intellicall, as of March 10, 2000, elected to convert the entire principal balance of the Note into 11,111 shares of ILD Common stock.


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


NOTE 9 - RELATED PARTY TRANSACTIONS



          As of March 31, 2000 Banca del Gottardo beneficially owned approximately 29% of the Company. The Company entered into various sales and financing transactions with Banca del Gottardo. (See Notes 1, 5 and 8).

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


Date:   February 1, 2001