Form 10-Q/A
period 2000-06-30
INTELLICALL INC
filed 2001-02-05
CIK 818674

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

                                 EXPLANATORY NOTE

This Form 10-Q/A is filed to amend the Form 10-Q for the period ended June
30, 2000 (the "Original Form 10-Q") to disclose related party transactions on the face of the Financial Statements and to restate the Financial Statements (Item 1) and make the corresponding changes to the Financial Data Schedule. Subsequent to the issuance of the Company's financial statements in the Original Form 10-Q, we discovered a misclassification error in the calculation of current portion of notes payable. This error had the effect of understating current portion of notes payable and overstating long-term debt as of June 30, 2000 and December 31, 1999 by $0.2 million and $5.0 million, respectively. This report continues to speak as of the date of the Original Form 10-Q, and we have not updated the disclosures in this report to speak to any later date.

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

INTELLICALL, INC.
UNAUDITED BALANCE SHEETS (Continued)


LIABILITIES AND STOCKHOLDERS' EQUITY
(in thousands, except share information)



                                                                                      June 30,              December 31,
                                                                                        2000                   1999
                                                                                        ----                   ----
Current liabilities
     Accounts payable..........................................                      $ 1,094                $ 1,798
     Accrued liabilities.......................................                          437                    610
     Current portion of long-term debt due to related party....                          200                  7,630
     Deferred tax liability ...................................                        2,038                     --
                                                                                     -------                -------
     Total current liabilities.................................                        3,769                 10,038
Long-term debt due to related party............................                        1,680                  1,557

Deferred gain on sale of assets................................                           --                    730
Other liabilities..............................................                           50                     50
Liabilities of discontinued operations.........................                           78                     80
                                                                                     -------                -------
      Total liabilities........................................                        5,577                 12,455
                                                                                     -------                -------
Commitments and contingent liabilities.........................                           --                     --
Stockholders' equity (deficit)
     Common stock, $.01 par value; 20,000,000 shares
          Authorized; 13,080,894 and 13,080,175 shares issued,
          Respectively.........................................                          131                    131
     Additional paid-in capital................................                       61,603                 61,486
     Less common stock in treasury, at cost;
          24,908 shares........................................                         (258)                  (258)
     Accumulated deficit.......................................                      (56,026)               (61,697)
                                                                                    --------                -------
          Total stockholders' equity (deficit).................                        5,450                   (338)
                                                                                    --------                -------
                                                                                  $   11,027              $  12,117
                                                                                  ==========              =========



See notes to financial statements.

INTELLICALL, INC.
UNAUDITED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)



                                                                                         Three Months Ended
                                                                                               June 30,
                                                                                     2000                     1999
                                                                                     ----                     ----

Equipment sales..................................................                 $ 1,100                   $ 1,549
Cost of sales and revenues.......................................                   1,049                     1,653
                                                                                  -------                   -------
Gross profit (loss)..............................................                      51                      (104)

Selling, general and administrative expenses.....................                   1,452                     1,648
Provision for doubtful accounts..................................                     340                       331
Research and development expenses................................                     240                       274
                                                                                  -------                    ------
Operating loss from continuing operations........................                  (1,981)                   (2,357)
Gain on sale of stock to related party...........................                  13,784                        --
Other income.....................................................                      31                       156
Interest income..................................................                      67                        59
Interest expense.................................................                     (16)                     (283)
Interest expense - related party.................................                    (358)                     (254)
Equity in the earnings (loss) of unconsolidated subsidiary.......                      --                      (263)
                                                                                  -------                    ------

Income (loss) from continuing operations before income taxes.....                  11,527                    (2,942)
Income tax expense...............................................                  (3,599)                       --
                                                                                  -------                    ------
Income (loss) from continuing operations                                            7,928                    (2,942)
Loss from discontinued operations................................                      --                      (117)
                                                                                   ------                    ------

Income (loss) before extraordinary items.........................                   7,928                    (3,059)
Extraordinary items - early extinguishment of debt to related
party, net of $61 tax benefit....................................                     (97)                       --
                                                                                   ------                   -------

Net income (loss) available to common shareholders ..............                 $ 7,831                   $(3,059)
                                                                                  =======                   =======

Basic net income (loss) per share from
continuing operations............................................                 $  0.61                   $ (0.24)
                                                                                  =======                   =======
Diluted net income (loss) per share from
continuing operations............................................                 $  0.56                   $ (0.24)
                                                                                  =======                   =======
Basic and diluted net loss per share from
discontinued operations..........................................                 $    --                   $ (0.01)
                                                                                  =======                   =======
Basic and diluted net loss per share from extraordinary items....                 $ (0.01)                  $    --
                                                                                  =======                   =======
Basic net income (loss) per share................................                 $  0.60                   $ (0.25)
                                                                                  =======                   =======
Diluted net income (loss) per share..............................                 $  0.55                   $ (0.25)
                                                                                  =======                   =======
Weighted average number of basic shares outstanding..............                  13,056                    12,049
                                                                                  =======                   =======
Weighted average number of diluted shares outstanding............                  14,386                    12,049
                                                                                  =======                   =======


See notes to financial statements.

INTELLICALL, INC.
UNAUDITED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)



                                                                                           Six Months Ended
                                                                                                June 30,
                                                                                     2000                     1999
                                                                                     ----                     ----

Equipment sales..................................................                 $ 2,029                   $6,380
Cost of sales and revenues.......................................                   2,101                    5,922
                                                                                  -------                   ------
Gross profit (loss)..............................................                     (72)                     458

Selling, general and administrative expenses.....................                   2,920                    3,453
Provision for doubtful accounts..................................                     359                       85
Research and development expenses................................                     568                      498
                                                                                  -------                    -----
Operating loss from continuing operations........................                  (3,919)                  (3,578)
Gain on sale of stock to related parties.........................                  13,895                       --
Other income.....................................................                      57                      165
Interest income..................................................                      94                      120
Interest expense.................................................                     (48)                    (526)
Interest expense - related party.................................                    (661)                    (480)
Equity in the earnings (loss) of unconsolidated subsidiary.......                     (51)                    (621)
                                                                                  -------                   ------
Income (loss) from continuing operations before income taxes.....                   9,367                   (4,920)
Income tax expense...............................................                  (3,599)                      --
                                                                                  -------                   ------
Income (loss) from continuing operations                                            5,768                   (4,920)
Loss from discontinued operations................................                      --                     (368)
                                                                                  -------                   ------
Income (loss) before extraordinary items.........................                   5,768                   (5,288)
Extraordinary items - early extinguishment of debt to related
party, Net of $61 tax benefit....................................                     (97)                      --
                                                                                  -------                   ------

Net income (loss) available to common shareholders                                $ 5,671                   $(5,288)
                                                                                  =======                   =======

Basic net income (loss) per share from continuing
   operations....................................................                 $  0.44                   $ (0.41)
                                                                                  =======                   =======
Diluted net income (loss) per share from continuing
   operations....................................................                 $  0.41                   $ (0.41)
                                                                                  =======                   =======
Basic and diluted net loss per share from discontinued
   operations....................................................                 $    --                   $ (0.03)
                                                                                  =======                   =======
Basic and diluted net loss per share from extraordinary items....                 $ (0.01)                  $    --
                                                                                  =======                   =======
Basic net income (loss) per share................................                 $  0.43                   $  (.44)
                                                                                  =======                   =======
Basic and diluted net income (loss) per share....................                 $  0.40                   $  (.44)
                                                                                  =======                   =======
Weighted average number of basic shares outstanding..............                  13,056                    12,049
                                                                                  =======                   =======
Weighted average number of diluted shares outstanding............                  14,428                    12,049
                                                                                  =======                   =======


See notes to financial statements.

INTELLICALL, INC.
UNAUDITED STATEMENTS OF CASH FLOWS (in thousands)



                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                             2000               1999
                                                                                             ----               ----

Cash flows from continuing operating activities:


     Net income (loss) from continuing operations...............                          $  5,671            $ (4,920)

     Adjustments to reconcile net loss from continuing operations to net

        Cash provided by operating activities:

        Gain on sale of stock to related parties................                           (13,895)                 --

        Depreciation and amortization...........................                               619               1,060

        Provision for doubtful accounts.........................                               359                  86

        Provision for inventory losses..........................                               200                (152)

        Equity in loss of unconsolidated subsidiary.............                                51                 621

        Changes in operating assets and liabilities:

            Receivables.........................................                               (10)              2,793

            Inventories.........................................                               224                 258

            Receivables from related party, net.................                                83                 338

            Other current assets................................                               (69)                 28

            Notes receivable....................................                                --                 163

            Accounts payable ...................................                              (704)              1,114

            Accrued income taxes ...............................                             3,538                  --

            Accrued liabilities.................................                              (173)               (297)

            Other...............................................                                 9                (108)
                                                                                           -------            --------

                Net cash (used in) provided by continuing operating activities              (4,097)                984

Cash flows from investing activities:

     Capital expenditures.......................................                                --                 (96)

     Capitalized software.......................................                                --                (565)

     Cash received on sale of stock to related party............                            15,732                  --
                                                                                           -------            --------

                 Net cash provided by (used in) investing activities                        15,732                (661)

Cash flows from financing activities:

     (Repayments) borrowings on notes payable to related party..                            (7,430)              2,000

     Repayments on notes payable................................                                --              (1,000)

     Net repayments on line of credit...........................                                                (2,811)
                                                                                           -------            --------

                Net cash used in financing activities...........                            (7,430)             (1,811)

Net cash flows from discontinued operations.....................                                92               1,482
                                                                                           -------            --------

Net increase (decrease) in cash and cash equivalents............                             4,297                  (6)

Cash and cash equivalents at beginning of period................                                                    16
                                                                                           -------            --------
                                                                                               694

Cash and cash equivalents at end of period......................                          $  4,991            $     10
                                                                                          ========            ========


Supplemental cash flow information:

  Interest paid.................................................                           $    48            $    173
                                                                                           =======            ========
  Interest paid to related party................................                           $   312            $    318
                                                                                           =======            ========

Supplemental non cash flow information:

  Conversion of debt to equity..................................                           $    --            $    510
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


         On April 11, 2000 the Company sold to Banca del Gottardo, a beneficial owner (See Note 11) the Company's remaining ownership in ILD, exclusive of 6,239 shares of Series A preferred convertible stock the Company is required to hold pursuant to the ILD Organization Agreement (See Note 8). As a result, the Company's ownership in ILD, as of April 11, 2000, decreased to 2.7%. Accordingly, the Company discontinued reporting its investment in ILD on the equity method under the caption "Investment in Unconsolidated Subsidiary" as was required under the Accounting Principles Board Opinion 18 ("APB 18") "The Equity Method of Accounting for Investments in Common Stock." As of April 11, 2000 the Company no longer reports a portion of gains and losses from ILD in its financial statements.

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
                                                          =======          =======

NOTE 4 - LONG-TERM DEBT

          The Company's debt, which is payable to Banca del Gottardo, a beneficial owner (See Note 11), consisted of the following (in thousands):



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

NOTE 8 - SALE OF ILD STOCK

          On April 11, 2000 the Company sold to Banca del Gottardo, a beneficial owner (See Note 11), the Company's remaining ownership in ILD, exclusive of 6,239 shares of Series A preferred convertible stock the Company is required to hold pursuant to the ILD Organization Agreement. The Company's ownership in ILD included approximately 58,772 shares of ILD Series A convertible stock, 725 shares of ILD Common stock and 11,111 shares of ILD Common stock obtainable upon conversion of the $1.0 million subordinated convertible note (the "Note") due from ILD to Intellicall, dated May 10, 1996. Pursuant to the sale to Banca del Gottardo, Intellicall, as of March 10, 2000, elected to convert the entire principal balance of the Note into 11,111 shares of ILD Common stock.



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


NOTE 11 - RELATED PARTY TRANSACTIONS

          As of June 30, 2000 Banca del Gottardo beneficially owned approximately 29% of the Company. The Company entered into various sales and financing transactions with Banca del Gottardo. See Notes 1, 4, and 8. Payments made to Banca del Gottardo for interest and commissions for the six months ended June 30, 2000 and 1999, were $311,733 and $428,407, respectively.


NOTE 12 - WORKING CAPITAL FUNDING

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