Form 10-Q/A
period 2000-09-30
INTELLICALL INC
filed 2001-02-05
CIK 818674

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

                             ---------------------
                               EXPLANATORY NOTE

This Form 10-Q/A is filed to amend the Form 10-Q for the period ended September 30, 2000 (the "Original Form 10-Q") to disclose related party transactions on the face of the Financial Statements and to restate the Financial Statements (Item 1) and make the corresponding changes to the Financial Data Schedule. Subsequent to the issuance of the Company's financial statements in the Original Form 10-Q, we discovered a misclassification error in the calculation of current portion of notes payable. This error had the effect of understating current portion of notes payable and overstating long-term debt as of September 30, 2000 and December 31, 1999 by $0.2 million and $5.0 million, respectively. This report continues to speak as of the date of the Original Form 10-Q, and we have not updated the disclosures in this report to speak to any later date.

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

INTELLICALL, INC.
UNAUDITED BALANCE SHEETS (Continued)



LIABILITIES AND STOCKHOLDERS' EQUITY
(in thousands, except share information)
                                                                   September 30,  December 31,
                                                                       2000          1999
                                                                       ----          ----
Current liabilities
     Accounts payable ........................................      $    708        $  1,798
     Accrued liabilities .....................................           515             610
     Current portion of long-term debt due to related party...           200           7,630
     Deferred tax liability ..................................           589            --
                                                                    --------        --------
     Total current liabilities ...............................         2,012          10,038
Long-term debt due to related party...........................         1,745           1,557
Deferred gain on sale of assets ..............................          --               730
Other liabilities ............................................            50              50
Liabilities of discontinued operations .......................            21              80
                                                                    --------        --------
      Total liabilities ......................................         3,828          12,455
                                                                    --------        --------
Commitments and contingent liabilities .......................          --              --
Stockholders' equity (deficit)
     Common stock, $.01 par value; 20,000,000 shares
          authorized; 13,081,889 and 13,080,175 shares issued,
          respectively .......................................           131             131
     Additional paid-in capital ..............................        61,604          61,486
     Less common stock in treasury, at cost;
          24,908 shares ......................................          (258)           (258)
     Accumulated deficit .....................................       (56,665)        (61,697)
                                                                    --------       --------
          Total stockholders' equity (deficit) ...............         4,812            (338)
                                                                    --------        --------
                                                                    $  8,640        $ 12,117
                                                                    ========        ========


See notes to financial statements.

INTELLICALL, INC.
UNAUDITED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)


                                                                            Three Months Ended
                                                                               September 30,
                                                                         2000             1999
                                                                        -------          -------
Equipment sales..................................................       $ 1,253          $ 2,830
Cost of sales and revenues.......................................         1,060            2,390
                                                                        -------          -------
Gross profit.....................................................           193              440

Selling, general and administrative expenses.....................         1,394            1,683
Provision for doubtful accounts..................................           654               57
                                                                        -------          -------
Operating loss from continuing operations........................        (1,855)          (1,300)
Gain on sale of stock............................................            12               --
Other income.....................................................            27               16
Interest income..................................................            70               26
Interest expense.................................................           (15)             (61)
Interest expense - related party.................................          (110)            (269)
Equity in the loss of unconsolidated subsidiary..................            --             (212)
                                                                        -------          -------

Loss from continuing operations before income taxes..............        (1,871)          (1,800)
Income tax benefit...............................................         1,349               --
                                                                        -------          -------

Loss from continuing operations..................................          (522)          (1,800)
Loss from discontinued operations................................          (117)            (189)
                                                                        -------          -------
Net loss.........................................................       $  (639)         $(1,989)
                                                                        =======          =======

Basic and diluted net loss per share from continuing
  operations.....................................................       $ (0.04)         $ (0.15)
                                                                        =======          =======
Basic and diluted net loss per share from discontinued
  operations.....................................................       $ (0.01)         $ (0.02)
                                                                        =======          =======
Basic and diluted net loss per share.............................       $ (0.05)         $ (0.17)
                                                                        =======          =======
Weighted average number of basic and diluted shares outstanding..        13,057           12,055
                                                                        =======          =======


See notes to financial statements.

INTELLICALL, INC.
UNAUDITED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)


                                                                            Nine Months Ended
                                                                               September 30,
                                                                         2000             1999
                                                                        -------          -------
Equipment sales..................................................       $ 3,282          $ 9,210
Cost of sales and revenues.......................................         3,161            8,312
                                                                        -------          -------
Gross profit ....................................................           121              898

Selling, general and administrative expenses.....................         4,882            5,634
Provision for doubtful accounts..................................         1,013              142
                                                                        -------          -------
Operating loss from continuing operations........................        (5,774)          (4,878)
Gain on sale of stock to related parties.........................        13,907               --
Other income.....................................................            84              181
Interest income..................................................           164              146
Interest expense.................................................           (63)            (588)
Interest expense - related party.................................          (771)            (748)
Equity in the loss of unconsolidated subsidiary..................           (51)            (833)
                                                                        -------          -------
Income (loss) from continuing operations before income taxes.....         7,496           (6,720)
Income tax expense...............................................        (2,250)              --
                                                                        -------          -------
Income (loss) from continuing operations.........................         5,246           (6,720)
Loss from discontinued operations................................          (117)            (557)
                                                                        -------          -------
Income (loss) before extraordinary items.........................         5,129           (7,277)
Extraordinary items - loss on early extinguishment of debt to
  related party, net of $61 tax benefit..........................           (97)              --
                                                                        -------          -------
Net income (loss)................................................       $ 5,032          $(7,277)
                                                                        =======          =======
Basic net income (loss) per share from continuing operations.....       $  0.40          $ (0.56)
                                                                        =======          =======
Diluted net income (loss) per share from continuing
  operations.....................................................       $  0.37          $ (0.56)
                                                                        =======          =======
Basic and diluted net loss per share from discontinued
  operations  ...................................................       $ (0.01)         $ (0.04)
                                                                        =======          =======
Basic and diluted net loss per share from extraordinary items....       $ (0.01)         $    --
                                                                        =======          =======
Basic net income (loss) per share................................       $  0.38          $ (0.60)
                                                                        =======          =======
Diluted  net income (loss) per share.............................       $  0.35          $ (0.60)
                                                                        =======          =======
Weighted average number of basic shares outstanding..............        13,056           12,045
                                                                        =======          =======
Weighted average number of diluted shares outstanding............        14,404           12,045
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
                                          ======    =====      =======      ===     =====     ========     ======

     See notes to financial statements.

INTELLICALL, INC.
UNAUDITED STATEMENTS OF CASH FLOWS (in thousands)


                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                      2000         1999
                                                                                    --------     --------
Cash flows from operating activities:
     Net income (loss) .......................................................      $  5,032     $ (7,277)
     Adjustments to reconcile net income (loss) to net cash provided by continuing operations:
        Loss from discontinued operations ....................................           117          557
        Gain on sale of stock to related parties .............................       (13,907)          --
        Depreciation and amortization ........................................           803        1,537
        Provision for doubtful accounts ......................................         1,013          142
        Provision for inventory losses .......................................           305          120
        Equity in loss of unconsolidated subsidiary ..........................            51          833
        Changes in operating assets and liabilities:
            Receivables ......................................................          (210)       2,712
            Inventories ......................................................           382        1,249
            Receivables from related party, net ..............................           102          371
            Other current assets .............................................            64         (167)
            Notes receivable .................................................            --          166
            Accounts payable .................................................        (1,090)         396
            Accrued income taxes .............................................         2,089           --
            Accrued liabilities ..............................................           (95)          55
            Other ............................................................            11          (64)
                                                                                    --------     --------
              Net cash (used in) provided by continuing operations ...........        (5,333)         630
Cash flows from investing activities:
     Net cash flows from discontinued operations .............................           199        2,161
     Capital expenditures ....................................................            --         (162)
     Capitalized software ....................................................            --         (815)
     Cash received on sale of stock to related parties .......................        15,769           --
                                                                                    --------     --------
                 Net cash provided by (used in) investing activities .........        15,968        1,184
Cash flows from financing activities:
     (Repayments) borrowings on notes payable to related party ...............        (7,430)       2,000
     (Repayments) borrowings on notes payable ................................            --       (1,000)
     Net repayments on line of credit ........................................            --       (2,811)
                                                                                    --------     --------
               Net cash used in financing activities .........................        (7,430)      (1,811)
Net increase in cash and cash equivalents ....................................         3,205            3
Cash and cash equivalents at beginning of period .............................           694           16
                                                                                    --------     --------

Cash and cash equivalents at end of period ...................................      $  3,899     $     19
                                                                                    ========     ========
Supplemental cash flow information:
  Interest paid ..............................................................      $     68     $    338
                                                                                    ========     ========
  Interest paid to related party .............................................      $    312     $    318
                                                                                    ========     ========
  Income taxes paid ..........................................................      $    100     $     --
                                                                                    ========     ========
Non-cash investing transactions:
  Issuance of stock warrants .................................................      $    117     $     --
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


NOTE 11 - RELATED PARTY TRANSACTIONS

          As of September 30, 2000 Banca del Gottardo beneficially owned approximately 29% of the Company. The Company entered into various sales and financing transactions with Banca del Gottardo. See Notes 4 and 8. Payments made to Banca del Gottardo for interest and commissions for the nine months ended September 30, 2000 and 1999, were $311,733 and $428,407, respectively.


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


Provision for Doubtful Accounts. Provision for doubtful accounts expense for the quarter ended September 30, 2000 was $.65 million compared to $.06 million for the same period last year. Provision for doubtful accounts expense for the nine months ended September 30, 2000 was $1.0 million compared to $.14 million for the same period last year. During September 2000 Intellicall entered into mediation regarding the $1.2 million note receivable due from New York City Telecom. As a result, Intellicall increased their reserve by $.39 million related to this receivable for a total reserve against the note of $.77 million. The remaining increases are a result of general increases in the reserves for trade receivables.


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


ITEM 1.  Legal Proceedings.

           None.


ITEM 6.  Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as a part of this Quarterly Report on Form 10-Q:

                  (a)**2.1 Agreement and Plan of Merger by and among Intellicall, Inc., WWC Acquisition, Inc. and Wireless WebConnect!, Inc. dated August 29, 2000

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

** Previously filed.

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