Form 10-K/A
period 1999-12-31
INTELLICALL INC
filed 2001-02-13
CIK 818674

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


                               AMENDMENT NO. 4 TO
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

                                EXPLANATORY NOTE


    This filing amends certain information on the cover page and certain other previously-filed information contained in the Signature page. No other items have been amended.


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


February 2, 2001                                       INTELLICALL, INC.

                                                       By:          /s/ JOHN J. MCDONALD, JR.
                                                            -----------------------------------------
                                                                      John J. McDonald, Jr.
                                                                          PRESIDENT AND
                                                                     CHIEF EXECUTIVE OFFICER
                                                                           AND DIRECTOR
                                                                  (PRINCIPAL EXECUTIVE OFFICER)


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on February 2, 2001.


                   NAME                                    TITLE
                   ----                                    -----
                                            President and Chief Executive
        /s/ JOHN J. MCDONALD, JR.             Officer
    ---------------------------------         and Director
          John J. McDonald, Jr.               (Principal Executive Officer)

                                            Vice President of Finance, Chief
           /s/ R. PHILLIP BOYD                Financial Officer
    ---------------------------------         (PRINCIPAL FINANCIAL OFFICER AND
             R. Phillip Boyd                  PRINCIPAL ACCOUNTING OFFICER)

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