Form 10-K
period 2000-12-31
WIRELESS WEBCONNECT INC
filed 2001-04-17
CIK 818674

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended:                   Commission file number
          December 31, 2000                               1-10588
                                                        -----------

                           WIRELESS WEBCONNECT!, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                        75-1993841
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                         Identification No.)
2155 Chenault, Suite 410, Carrollton, Texas                  75006-5023
 (Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (972) 416-0022
                                   -----------

           Securities registered pursuant to Section 12(b) of the Act:

     Common Stock, $0.01 par value                     None
          (Title of Class)           (Name of each exchange on which registered)

        Securities registered pursuant to Section 12(g) of the Act: None
                                   -----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes No X

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of April 3, 2001, computed by reference to the closing sales price of the registrant's Common Stock on the NASD Bulletin Board on such date, was approximately $11,338,099.

          Number of shares of the registrant's Common Stock outstanding as of April 3, 2001: 34,886,459.
================================================================================

Item 1.  Business.

Recent Developments

Wireless WebConnect!, Inc. Merger

         On March 15, 2001, Intellicall, Inc.'s ("Intellicall") shareholders approved the issuance of 21,803,148 shares of Intellicall common stock pursuant to an Agreement and Plan of Merger dated August 29, 2000, by and between Intellicall, a wholly-owned subsidiary of Intellicall ("Merger Sub"), and Wireless WebConnect!, Inc. ("Wireless WebConnect!"). The transactions contemplated in that agreement were consummated on March 30, 2001. Subsequently, Intellicall's name was changed to Wireless WebConnect!, Inc. (the "Company").

         Pursuant to the merger agreement, Merger Sub merged with and into Wireless WebConnect!. Wireless WebConnect! survived the merger and is a wholly-owned subsidiary of the Company. Holders of Wireless WebConnect! common stock received an aggregate of 21,803,148 shares of common stock as part of the merger. The six common shareholders of Wireless WebConnect! own collectively approximately 62.5% of the issued and outstanding shares of the Company's common stock. In addition, former Wireless WebConnect! employees who become employees of the Company received options to purchase an aggregate of 1.9 million shares of the Company's common stock under the Company's 1991 Stock Option Plan. The Company's Board of Directors approved an additional .4 million options over the original 1.5 million options set forth in the merger agreement.

         Wireless WebConnect! is considered the accounting acquirer since the former Wireless WebConnect! shareholders control the Company through their holdings of approximately 62.5% of the combined outstanding shares of common stock of the Company and will have control over the Board of Directors of the Company after the merger is effective. Because the Company is the legal acquirer, this is considered a "reverse acquisition."

         Wireless WebConnect! plans to discontinue or dispose of the Company's remaining payphone business operations within one year. The Company (the acquiree) will have no continuing operations and Wireless WebConnect! will only be acquiring net assets. Accordingly, the transaction will be accounted for as an acquisition of the net assets of the Company in exchange for stock, similar to a recapitalization of Wireless WebConnect!. The assets acquired and liabilities assumed will be recorded at their estimated fair value on the date of acquisition with a corresponding entry to equity for the shares issued.

         Wireless  WebConnect!  is a reseller  of  high-speed,  mobile  wireless
Internet service for mobile professionals and secure wireless access to corporate computer networks through VPN (Virtual Private Networking) services. Wireless WebConnect! acquires, services and supplies mobile professional customers with fast, wireless data access. Wireless WebConnect! has developed a subscriber acquisition model that includes coordinating the activities of marketing and public relations, inbound and outbound call centers, outside sales programs, e-commerce and customer retention activities, including technical support, customer service and marketing.

         Wireless WebConnect! was founded in 1991 under the name Business Tel to integrate the disciplines of public relations, marketing, inbound and outbound call centers, inside and outside sales and customer retention activities to round out a full-service subscriber acquisition model. As of March 1, 2001, there were 90 employees of Wireless WebConnect!. Wireless WebConnect! started out in the long distance reselling industry where it established sales offices for a publicly held company in numerous major United States markets and supported them via a centralized 100-person call center operation.

         In 1995 Wireless WebConnect! became a strategic partner with Metricom, Inc. in locating subscribers to use Metricom's Ricochet 28.8 kpbs wireless data network. Wireless WebConnect! has worked directly with Metricom and the Ricochet service for the last five years and signed up over 50% of the Ricochet 28.8 kbps subscriber base. Wireless WebConnect! has established and managed inbound and outbound call centers, retail stores, airport booths, government sales programs and sales teams targeting subscribers in Fortune 1000 companies, small to medium sized businesses, small-office/home-office (SOHO), government agencies and the educational market. Wireless WebConnect! has established sales offices in all Ricochet 28.8 kbps metropolitan service areas, including Seattle, Washington D.C., San

Francisco and the Silicon Valley.

         In June 2000, Wireless WebConnect! entered into two agreements with Metricom to become a Ricochet Authorized Service Provider, and now provides 128 kbps Ricochet ("R2") high-speed wireless mobile access under the brand name Ricochet WebConnect!, its anchor service. Wireless WebConnect! used its subscriber acquisition model to support Metricom's launch of R2 in San Diego and Atlanta in July 2000 and will continue to support the offering as it rolls out nationwide. In addition to retailing Ricochet service and hardware, Wireless WebConnect! is a full service provider of customer, network and administrative support and care for its wireless subscribers.

         Under the agreement to provide the R2 service, Wireless WebConnect! is one of eight nonexclusive authorized service providers. Only six of these providers currently offer the R2 service, including Wireless WebConnect!, Juno Online, GoAmerica, WorldCom and two WorldCom affiliates, SkyTel and UUNet. Wireless WebConnect! competes with Juno and GoAmerica in all thirteen available Ricochet markets. As of February 12, 2001, WorldCom and its affiliates offer the R2 service in only seven of these markets.

         The agreement between Metricom and Wireless WebConnect! for the R2 service has an initial term of three years and is automatically renewed unless terminated. Either Metricom or Wireless WebConnect! may terminate the agreement for cause if either party breaches its material obligations and fails to cure the breach within 30 days. Moreover, the parties may mutually agree to terminate in writing. The compensation arrangements include payments to Metricom, which are generally based upon the number of subscribers. Generally, Wireless WebConnect! provides customer billing and collection services to subscribers at $74.95 per month and pays Metricom a specific amount per subscriber per month. Wireless WebConnect! does not have any minimum commitments or goals.

         Wireless WebConnect! also has a separate agreement with Metricom to become the exclusive agent to manage the 28.8 kbps service ("R1"). There are no competing resellers as Wireless WebConnect! is the exclusive agent for the R1 service. The agreement has an initial term beginning in June of 2000 until December of 2001, or approximately eighteen months, and may be extended by the parties. The R1 agreement may also be terminated for cause if either party breaches and fails to cure the breach within 30 days, or by the written mutual consent of the parties. The compensation arrangements under the exclusive agreement are also based upon the number of subscribers, and there are no minimum commitment levels or goals that Wireless WebConnect! must meet under the agreement. Generally, Wireless WebConnect! bills each R1 subscriber a flat rate and pays Metricom a specific amount per subscriber per month.

         Metricom informed its Ricochet 28.8 kbps subscriber base in September 2000 that it had contracted with Wireless WebConnect! to be the exclusive provider of the Ricochet 28.8 kbps service to Metricom's existing customers, allowing customers the choice of continuing with their original Ricochet 28.8 kbps service or advancing to the new 128 kbps high-speed service. Wireless WebConnect! is now expanding rapidly as a wireless Internet service provider with Ricochet WebConnect! as its core service offering.

         Wireless WebConnect! is a Florida corporation with its principal executive offices at 620 Lakeview Drive, Clearwater, Florida 33756. Wireless WebConnect!'s telephone number at that address is (727) 445-1500.


American Stock Exchange Listing

         On January 9, 2001, the Company received notification from the American Stock Exchange staff indicating the Company no longer complied with the American Stock Exchange's continued listing guidelines, and that its common stock was therefore subject to being delisted. The Company exercised its right to appeal the delisting determination and attended a hearing before a committee of the American Stock Exchange on February 6, 2001. On March 13, 2001, the Company received notice from the Exchange that the appeal was denied and the Exchange removed the Company's common stock from listing and registration effective March 26, 2001.

         The Company's common stock is currently listed for trading on the NASD's Bulletin Board. While the Company intends to apply for listing on a major market exchange in the future, the delisting and/or the Company's inability to relist its common stock may impact the Company's ability to raise capital in the public markets. Specifically, failure to relist our common stock could cause investors not to invest in the Company and investment bankers not to provide coverage or make a market for our common stock. Accordingly, the selling of equity for the purpose of raising additional capital for the Company may be more difficult and therefore more expensive than if the Company's common stock was listed on the American Stock Exchange.
Additionally, holders of our common stock lose certain protections afforded by the American Stock Exchange Listing Standards, Policies and Requirements including, among other things, requiring stockholder approval of issuance of 20% or more of the then current outstanding common stock or equivalents at less than book or market value.

General Developments

         As of December 31, 2000, the Company designed, manufactured and sold public access telecommunications equipment, and until October 21, 1999, provided billing services and automated operator services ("Services"), principally to payphone owners and telephone companies in the United States and in developing countries.

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

         Before 1998, the Company provided live operator services, prepaid calling card and other long distance services principally to independent payphone providers ("IPPs") either directly or through a then majority-owned subsidiary, ILD Telecommunications, Inc. ("ILD"). The Company formed ILD in May 1996 to conduct the long distance resale and live operator service businesses previously owned by the Company. After its formation, ILD grew rapidly and diversified its business, principally through acquisitions of related businesses, which included the prepaid calling card operations of the Company. As a consequence of ILD issuing its stock to sellers of acquired businesses and of the Company's sales of a portion of its ILD equity investment to third parties, the Company's ownership interest in ILD's equity declined to less than 50% in the first quarter of 1998 and to 30% as of November 1999. (See Note 1 to the financial statements). Because of the change in the Company's ownership of ILD, ILD's financial position and results of its operations have not been consolidated with those of the Company since December 31, 1997. From January 1999 through March 2000, the Company utilized the equity method of accounting for its investment in ILD pursuant to which the Company recorded its pro-rata share of ILD's net income and net assets as single line items in its balance sheets and income statements.

         As of December 31, 2000 and December 31, 1999, the Company's ownership percentage in ILD was 2.7% and 30.0%.

         On April 11, 2000 the Company sold the majority of its interest in ILD (See Note 1 to the Financial Statements). Accordingly, the Company discontinued reporting its investment in ILD on the equity method as was required under the Accounting Principles Board Opinion 18 ("APB 18") "The Equity Method of Accounting for Investments in Common Stock." As of April 11, 2000 the Company no longer reports a portion of gains and losses from ILD in its financial statements.

         On September 22, 1999, the Company elected to discontinue its billing services operations segment effective October 21, 1999. The billing services segment of the Company's business was determined to be unprofitable after taking into account the administrative and support costs for the segment. The billing services system is a combination of hardware and software that performs, without human intervention, all the functions necessary for completing an operator assisted payphone call (i.e. collect, calling card and credit card calls) and a range of other payphone services and features. As a result of this decision, the Company's revenues and operating expenses for the periods presented reflect only the equipment operations with the net result of the billing services operations reported on its statements of operations under the caption "Income (loss) from discontinued operations" (See Note 17 to the financial statements).

         On January 18, 2000, the Company entered into a definitive agreement to acquire, through the exchange of common stock of the Company, Heads Up
Technologies, Inc. ("Heads Up") of Carrollton, Texas. Heads Up designs, manufactures and markets interactive digital products for the aviation mass transit and entertainment industries. The company sells computerized products to nearly 1,250 customers in more than 10 countries. The merger was subject to a number of conditions, including without limitation, approval by The Company's stockholders. On July 24, 2000 the executives of the Company and Heads Up mutually announced the cancellation of the merger between the two companies. The business opportunities presented by the merger, including anticipated cost reductions and the ability to expand in new markets did not justify the cost of combining the two companies.

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

         On July 11, 2000 the Company issued warrants to purchase 100,000 shares of the Company's common stock at $1.25 per share and warrants to purchase 100,000 shares of the Company's common stock at $1.00 per share to Banca del Gottardo, an affiliate of the Company (See Note 11 to the Financial Statements). These warrants were issued in lieu of transaction fees for the sale of the Company's interest in ILD to Banca del Gottardo and subsequent retirement of the $2.6 million 8% convertible, subordinated notes due December 31, 2000 and $4.8 million of the $5.0 million 8% convertible, subordinated notes due November 22, 2000 (See Note 6 to the Financial Statements).

         On August 29, 2000, the Company signed a definitive agreement to merge with Wireless WebConnect!, Inc, a nationwide wireless Internet Service Provider. The merger will allow the Company to enter into the rapidly growing high-speed wireless mobile data access market and will provide the Company with expanded technological capabilities in the public access market. The merger was approved March 15, 2001, at the Company's annual shareholder meeting and consummated on March 30, 2001. (See Recent Developments above.)

         On August 29, 2000, Wireless WebConnect! signed a promissory note with the Company in the amount of $1.5 million bearing interest at 8%. Funding of the note is subject to certain conditions before scheduled disbursements are provided, including pre-approval by the Company of the use of funds. Advances are expected to be $250,000 per month. As of December 31, 2000, $750,000 has been advanced to Wireless WebConnect! under the provisions of the note agreement. Proceeds of the note have been used to expand sales activities, purchase equipment and systems and meet general operating expenses of Wireless WebConnect!. Under the terms of the agreement, upon the completion of the merger, all accrued interest and outstanding principal was forgiven.

         The Company is a Delaware corporation with its principal executive offices located at 2155 Chenault, Suite 410, Carrollton, Texas 75006-5023. The Company's telephone number at that address is (972) 416-0022.

Financial Information about Industry Segments

         As of December 31, 2000, the Company had one reportable industry segment--the equipment segment. The equipment segment manufactures and sells payphones, switches and related software. The Services segment, which was discontinued effective October 21, 1999 (See Note 17 to the financial statements), provided billing and collection services to owners of payphones who utilize the Company's automated operator technology.

Business Description

         The following is a description of the business of the Company as of December 31, 2000 and prior to the merger with Wireless WebConnect!. See Recent Developments for a description of the business of Wireless WebConnect!, which as of March 30, 2001, is a subsidiary of the Company.

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

         Among the most important features of the Company's payphone is the ability to reliably and accurately detect whether a call has been answered. This answer detection capability is not dependent upon an electronic signal from the LEC central office. Accurate answer detection is critical to the successful operation of a private payphone in order to ensure that all completed calls are properly billed and that incomplete calls are not billed.

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

 N-genius System. The Company's N-Genius(TM) System enables network operators in the United States and abroad to provide enhanced, switched, public access services. Public access services are of special importance to network operators in developing countries where demand for publicly accessible telephone service is high due to the expense of, and lengthy delays often involved in, obtaining residential phone service.

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

 Manufacturing and Assembly. The Company's Products are principally assembled at its manufacturing facility in McAllen, Texas. An electronics manufacturer in McAllen, Texas currently assembles Boardsets for the Company. After

Products are assembled at the Company's manufacturing facility, they are thoroughly tested before shipment to the purchaser. Once a payphone or Boardset is shipped to a U.S. private payphone industry customer by the Company, the Company is not responsible for ensuring that the Product is properly installed, maintained or operated in accordance with applicable federal and state regulations. The Company assists in the installation of N-Genius Systems with respect to certain international customers and LECs.

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

 Warranty, Maintenance and Service. The Company provides the original purchaser of Products (not including ASTRATEL electronic components) a limited 90-day or one-year warranty, depending on the kind of equipment involved. The Company offers a two-year limited warranty on ASTRATEL 2 electronic components. The Company's technical support staff at its corporate offices currently provides support services over the telephone to customers who have installation or operational questions. The Company currently offers a maintenance agreement covering N-Genius Systems. Other non-warranty service is provided on a per-repair basis. The Company at its manufacturing facility in McAllen, Texas generally provides warranty and non-warranty product repairs.

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

         Under an exclusive  patent  license  agreement  between  T-Netix,  Inc.
("T-Netix") and the Company, the Company and T-Netix have agreed to share revenues received from sub-licensing certain of T-Netix's and the Company's patents pertaining to call processing. The Company and T-Netix have entered into sublicensing arrangements with certain manufacturers and users of call processing equipment. The patent license agreement with T-Netix expires in 2002.

         In 1992, the Company entered into an agreement with MessagePhone, Inc. ("MPI"), pursuant to which the Company licenses MPI's automated voice messaging patents. The license permits the Company to offer voice messaging services to its Intelli*Star and call processing customers. The MPI agreement expires in 2008; however, it is effective until the expiration of the MPI patents, including any continuations of such patents.

         The Company licenses certain Voice over Internet Protocol ("VOIP") software from Netspeak Corporation. The Company pays fees to Netspeak on products manufactured by the Company, which utilize the licensed technology.

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

Major Customers. The Company has several customers that represented more than 10% of sales in the aggregate for the years ended December 31, 2000, 1999 and 1998 as follows:

   For the year ended December 31, 2000:
     Universal Pay Phone, Inc.............................     $0.9    21.1%
     Intelliphone, Inc....................................      0.5    11.8
     Loxbit...............................................      0.5    10.8
     Com-tech Systems.....................................      0.4    10.1

   For the year ended December 31, 1999:
    Paytel Canada, Inc....................................     $2.8    25.5%
    Independent Technologies, Inc.........................      1.6    14.6
    Universal Pay Phone, Inc..............................      1.1    10.2

For the year ended December 31, 1998:
   Universal Pay Phone, Inc...............................     $1.5    11.1%

         Except for Paytel Canada, Inc. management of the Company believes its relations with these customers are good. The Company is currently in litigation with Paytel Canada, Inc. regarding outstanding receivables. See additional comments related to Paytel Canada, Inc. below under Material Purchase Commitments.

Material Sales Commitments. In August 1999, the Company granted warrants and the right to obtain additional warrants to Paytel Canada, Inc. in exchange for its commitment to purchase up to $30.0 million of products and services from the Company. Due to financial difficulties experienced by Paytel Canada, Inc., the Company does not anticipate that Paytel Canada, Inc. will be able to honor this commitment.

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

         The Telecommunications Act of 1996 (the "1996 Act") requires, among other things, that LECs end subsidies to their own payphone services and provide services to IPPs on the same rates, terms and conditions as they are made available to their own payphone service operations. Effective April 15, 1997, local telephone companies reclassified their payphone service from regulated to non-regulated status, substantially changing many of the rates and terms upon which payphone lines are available. The 1996 Act's explicit prohibition against the local telephone companies discriminating between their own payphone operations and those of IPPs required these changes. Local telephone companies generally must receive service under the same tariffs available to IPPs for payphones. The Company expects these changes to benefit its IPP customers. By equalizing the basis for competition between LECs and IPPs, the 1996 Act may create additional opportunities for existing payphone providers, or for new entrants, to compete with the LECs. The demand for payphones may also be affected by the interconnection arrangements offered by the local telephone operating companies to IPPs.

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


 R&D Expenditures. The Company spent, for the years 2000, 1999 and 1998 $.8 million, $.9 million and $1.6 million, respectively, for research and development of new products, product enhancements and technique improvements. The Company's research and development programs are focused on development of new products and product enhancements for payphone systems operated by IPPs, regulated telephone companies and international customers. The Company's focus in 2000 was on the development of (a) additional application software to expand the utility of N-Genius systems, and (b) modifications of ASTRATEL 2 payphones which expand their functionality and (c) testing and modification of issues related to Y2K.

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

 Employees. As of December 31, 2000, the Company had 45 employees, of whom 24 were employed in operations and 21 were employed in executive and administrative capacities. The Company believes its employee relations are good.

Item 2.  Properties.

         As of December 31, 2000, the Company leased approximately 32,000 square feet of space at 2155 Chenault, Carrollton, Texas, where its principal executive, sales and product development offices are located. The lease expires May 31, 2002. The Company leases approximately 26,500 square feet of manufacturing space on a month-to-month basis in McAllen, Texas. The Company considers that its properties are generally in good condition, well-maintained and suitable to carry on the Company's business.

                                      -10

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

                                     PART II



Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Stock Prices

         The common stock of the Company traded on the American Stock Exchange under the symbol ICL until the close of the market March 23, 2001, at which time it was delisted. See Part 1, Item 1, Recent Developments for a discussion of the American Stock Exchange's delisting of the common stock. From March 26, 2001 to March 30, 2001, the Company's common stock traded on the NASD OTC. Since April 2, 2001, the common stock has traded on the NASD's Bulletin Board under the symbol WWCO. Up to July 6, 1999, the Company's stock traded on the New York Stock Exchange. The following table sets forth, for each of the periods indicated, the reported high and low sales price per share of the common stock on the American Stock Exchange and New York Stock Exchange.


                                                                                          Common Stock
                                                                                            High    Low
2000
  First Quarter.........................................................................  $2 1/4  $ 15/16
  Second Quarter........................................................................  1 6/16     9/16
  Third Quarter.........................................................................   1 1/2     9/16
  Fourth Quarter........................................................................  1 7/16     9/16
1999
  First Quarter.........................................................................   $31/2    $21/8
  Second Quarter........................................................................    21/2        1
  Third Quarter.........................................................................   19/16    11/16
  Fourth Quarter........................................................................    13/8      1/2


          On March 27, 2001, the Company had approximately 1,027 stockholders of record.

          On March 15, 2001, the Company's Board of Directors granted 340,000 options to current employees of the Company. The options were issued with a strike price of $.40. The options vested immediately except for 40,000 of the options which vest 33% on March 15, 2002, and 33% on March 15 of the following two years.

          On March 15, 2001, in connection with the merger with Wireless WebConnect!, the Company granted the former employees of Wireless WebConnect!, who became employees of the Company, options to purchase 1,896,500 shares of the Company's common stock. The options, which were granted under the Company's 1991 Stock Option Plan, were issued with a strike price of $.40. The options vest 33% on March 15, 2002 and 33% on March 15 of the following two years, except in the case of 500,000 of the options which vest 50% on March 15, 2002 and 50% on March 15, 2003.

          On July 11, 2000, the Company issued warrants to purchase 100,000 shares of the Company's common stock at $1.25 per share and warrants to purchase 100,000 shares of the Company's common stock at $1.00 per share to Banca del Gottardo. These warrants were issued in lieu of transaction fees for the sale of the Company's interest in ILD to Banca del Gottardo and subsequent retirement of the $2.6 million 8% convertible, subordinated notes due December 31, 2000 and $4.8 million of the $5.0 million 8% convertible, subordinated notes due November 22, 2000 (See Note 11 to the financial statements). The Company recorded the fair value of the warrants as additional paid in capital.

                                      -12

         As of December 31, 2000, Banca del Gottardo beneficially owned approximately 29% of the Company's common stock.

         All of these transactions are private placements that we believe are exempt in reliance on Section 4(2).


Dividend Policy on the Company's Common Stock

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

Item 6.  Selected Financial Data.

         The following selected financial information for each of the five years in the period ended December 31, 2000 is derived from the Company's Financial Statements. The information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                                               Year Ended December 31,(1)
                                                                               --------------------------
                                                                 2000        1999        1998        1997       1996
                                                                 ----        ----        ----        ----       ----
                                                                        (In thousands, except per share amounts)
 Statement of Operations Data:
    Sales and Revenues:
    Equipment sales..........................................    $ 4,229     $11,131    $13,859     $19,313     $15,884

    Service revenues.........................................         --          --         --      60,450      30,679
                                                                 -------     -------    -------    --------     -------
                                                                   4,229      11,131     13,859      79,763      46,563
                                                                 -------     -------    -------    --------     -------
    Cost of Sales and Revenues:
    Equipment sales..........................................      5,995      13,174     11,600      21,929      17,690
    Service revenues.........................................         --          --         --      52,523      27,049
                                                                 -------     -------    -------    --------     -------
                                                                   5,995      13,174     11,600      74,452      44,739
                                                                 -------     -------    -------    --------     -------
    Gross profit (loss)......................................     (1,766)     (2,043)     2,259       5,311       1,824
    Selling, general and administrative expenses.............     (5,285)     (6,005)    (7,363)    (12,616)     (7,861)
    Provision for doubtful accounts..........................       (674)       (592)      (876)     (1,006)       (364)
    Research and development expenses........................       (824)       (907)    (1,587)       (741)       (608)
                                                                 -------     -------    -------    --------     -------
    Operating loss from continuing operations................     (8,549)     (9,547)    (7,567)     (9,052)     (7,009)
    Gain on sale of investments and other assets.............        780       1,431      7,389          --         572
    Gain on sale of investments to related party.............     13,127          --         --          --          --
    Loss on investments......................................         --        (338)        --          --          --
    Other income.............................................        326         346        538         695         710
    Interest expense.........................................     (1,024)     (1,717)    (1,539)     (2,660)     (2,918)
    Equity in the loss of unconsolidated subsidiary..........        (51)       (982)      (762)         --          --
    Minority interest........................................         --          --         --        (382)       (113)
                                                                 -------     -------    -------    --------     -------
    Income (loss) before income taxes from continuing
       operations............................................      4,609     (10,807)    (1,941)    (11,399)     (8,758)
    Income tax benefit.......................................         --       1,500         --          --       1,303
    Income tax expense.......................................     (1,593)         --         --        (277)         --
                                                                 -------     -------    -------    --------     -------
    Income (loss) from continuing operations.................      3,016      (9,307)    (1,941)    (11,676)     (7,455)

    Income (loss) from discontinued operations...............       (285)       (681)        85         585       2,460
                                                                 -------     -------    -------    --------     -------
    Income (loss) before extraordinary item.... .............      2,731      (9,988)    (1,856)    (11,091)     (4,995)

    Extraordinary items-early extinguishment of debt.........       (158)        --          --          --          --
                                                                 -------     -------    -------    --------    --------
    Net income (loss)........................................    $ 2,573     $(9,988)   $(1,856)   $(11,091)   $ (4,995)
                                                                 =======     =======    =======    ========    ========
    Basic income (loss) per share from
    continuing operations....................................    $  0.23     $ (0.76)   $ (0.20)   $  (1.26)   $  (0.93)
                                                                 =======     =======    =======    ========    ========
    Diluted income (loss) per share
    from continuing
    operations...............................................    $  0.22     $ (0.76)   $ (0.20)    $ (1.26)    $ (0.93)
                                                                 =======     =======    =======     =======     =======
    Basic and diluted income (loss) per share
    from discontinued operations.............................    $ (0.02)    $ (0.06)   $  0.01     $  0.06     $  0.31
                                                                 =======     =======    =======     =======     =======
    Basic and diluted loss per share from
    extraordinary item.......................................     $(0.01)         --         --          --          --
                                                                  ======     =======    =======     =======     =======
    Basic net income (loss) per share........................     $ 0.20     $ (0.82)   $ (0.19)    $ (1.20)    $ (0.92)
                                                                  ======     =======    =======     =======     =======
    Diluted net income (loss) per share.....................      $ 0.19     $ (0.82)   $ (0.19)    $ (1.20)    $ (0.92)
                                                                  ======     =======    =======     =======     =======

Balance Sheet Data:
   Total assets.............................................      $ 5,398    $12,117    $24,884     $84,789     $45,254
   Total long term obligations..............................      $ 1,884    $ 2,337    $ 8,530     $23,008     $20,107
   Redeemable preferred stock...............................      $    --    $    --    $    --     $13,196     $    --
   Convertible preferred stock..............................      $    --    $    --    $     1     $     4     $    --
   Stockholders' equity (deficit)...........................      $ 2,353    $  (338)   $ 8,526     $ 9,951     $12,669

-----------

[FN]
(1) Certain prior year amounts have been reclassified to conform to current year presentation.

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


         As discussed above under Part I, Item 1 Business, after completion of the merger, the Company's operations will consist of the operations of its subsidiary, Wireless WebConnect!, Inc. and the Company intends to dispose of its remaining payphone business operations.


Results of Operations

         The following discussion of the financial condition and results of operations of the Company for 2000, 1999 and 1998 should be read in conjunction with the Financial Statements of the Company, the Notes thereto and information included elsewhere in this report. References in the following discussion to annual periods refer to the Company's years ended December 31.

Years ended December 31, 2000 and 1999

Equipment Sales. Equipment sales for 2000 were $4.2 million compared to $11.1 million for 1999. The $6.9 million decrease is mainly a result of a reduction of shipments into the Canadian market and an overall reduction in demand for payphones and their related parts.

Gross Profit (Loss). The gross loss for 2000 was $1.8 million compared to a gross loss of $2.0 million for the same period last year. The gross loss for 1999 included a $3.2 million one-time write-off of goodwill and capitalized software costs (See "Years ended December 31, 1999 and 1998" for further discussion). The gross loss for 2000 included a $1.9 million write-down of inventory to its estimated net realizable value (See Note 1 to the financial statements). Additionally, the down turn in sales as noted above, which led to a significant reduction in production and fixed costs associated with excess capacity in the McAllen manufacturing facility contributed to the gross loss in 2000.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for 2000 were $5.3 million compared to $6.0 million for the same period last year. The $.7 million decline is mainly due to cost cutting measures undertaken by the Company, including a reduction in personnel in the corporate and administrative areas. Similarly, the Company experienced a general reduction in other costs as management focused on decreasing the cost to meet current operating requirements, including outsourcing human resources and certain MIS functions, as well as reducing travel and advertising expenses.

Provision for Doubtful Accounts. Provision for doubtful accounts expense for 2000 was $.7 million compared to $.6 million for 1999. During September 2000, the Company entered into mediation regarding a $1.2 million note receivable due from New York City Telecommunications. As a result, the Company increased its reserve by $.4 million related to this receivable. The offsetting $.3 million decline in the provision is a result of the continuing improvement in the quality of the Company's trade receivables and collections efforts.

Research and Development Expenses. Research and development expenses decreased $.1 million from $.9 million to $.8 million from 1999 to 2000, due to the completion of all Y2K compliance issues for products and services.

Gain on Sale of Investments and Other Assets. The gain on sale of investments and other assets of $.8 million during 2000 primarily represents the Company's sale of a portion of its investment in ILD to parties other than Banca del Gottardo.

Gain on Sale of Investments to Related Party: The gain on sale of investment to related party of $13.1 million during 2000 represents the Company's sale of the majority of its interest in ILD to Banca del Gottardo.

Interest Expense. Total interest expense for 2000 was $1.0 million compared to $1.7 million for 1999. Of the $.7 million decline, $.2 million is result of the Company expensing debt costs relating to the retirement of the Finova obligations during 1999. The remaining $.5 million decrease is related to the Company paying less interest to RFC Capital Corporation on fewer receivables financed and the retirement of all but $2.0 million of the Company's notes payable during 2000.

Equity in Gain/Loss of Unconsolidated Subsidiary. For 2000, the Company reported a $.05 million loss on the equity investment in ILD compared to $1.0 million loss for 1999. The losses represent the Company's proportionate share, based on ownership, of ILD's net loss for the periods. As a result of the Company's change in ownership in ILD, the Company discontinued reporting its investment in ILD under the equity method in April 2000 and has reported its investment in ILD under the cost method as of December 31, 2000. Accordingly, the Company no longer reports a portion of the gains and losses from ILD in its financial statements.

Discontinued Operations. On September 22, 1999, after determining it to be unprofitable, the Company elected to discontinue its billing services operations effective October 21, 1999. As a result of this action, the net results of the billing services operations are reported on the statements of operations under the caption "Income (loss) from discontinued operations." Net revenues related to the discontinued billing services operations were zero and $9.3 million for 2000 and 1999. Net losses related to the discontinued billing services operations were $.3 million and $.7 million for 2000 and 1999, respectively.


Years ended December 31, 1999 and 1998

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

Gross Profit (Loss). Gross profit declined $4.3 million from $2.3 million in 1998 to a gross loss of $2.0 million in 1999, due primarily to a one-time write-off of goodwill and capitalized software costs of $3.2 million, as well as excess capacity costs related to the McAllen manufacturing plant.

         As of December 31, 1999, the Company reduced the net realizable value for its goodwill related to the McAllen manufacturing plant ($.7 million) and capitalized software costs related to products and services ($2.5 million) to zero (See Note 2 to the financial statements). The change in the Company's manufacturing model from a full scale manufacturing environment to an outsourced, light assembly operation led to the reduction of goodwill. Similarly, the continued softness in the public payphone market, coupled with the discontinuation of certain product lines and the billing services segment, led to the reduction of capitalized software.

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

         During the fourth quarter of 1999, the Company also compared the unamortized capitalized software costs to their net realizable value. The Company determined the net realizable value of capitalized software costs by estimating the future net profits from those assets over a three-year period and concluded that the net book value of $2.5 million of capitalized software costs as of December 31, 1999 was not recoverable.

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

Selling, General and Administrative Expenses. SG&A costs declined in 1999 when compared to 1998 from $7.4 million to $6.0 million, a $1.4 million or 19% decrease. Cost reduction programs initiated during the year had a positive impact within this cost category. Specifically, payroll costs (salaries, wages and benefits) declined $.8 million or 15%, from 1998 to 1999 pursuant to head count reductions of 55 employees over the course of the year. Similarly, the Company experienced a general reduction in other costs as management focused on decreasing the Company's cost to meet current operating requirements, including outsourcing Human Resources and certain MIS functions, as well as reducing travel, promotion and consulting expenses.

Provision for Doubtful Accounts. Provision expense for doubtful accounts declined from $.9 million in 1998 to $.6 million in 1999. Improvement in the quality of the Company's receivables and positive collection efforts on old and outstanding accounts contributed to an overall reduction of $.7 million in the expense. However, this reduction was partially offset by a bad debt expense of $.4 million that was recorded for the write down of a $1.2 million note receivable due from New York City Telecommunications ("NYCT"). The NYCT note, due on December 31, 2001, provides for the monthly payment of interest and principal of $34,238. Through June 1999, NYCT had serviced the note timely and in full at which time the outstanding principal of the note was $1.2 million. The Company has initiated legal action for the immediate collection of the principal balance pursuant to NYCT being in default of the note agreement and reserved $.4 million against the note subject to the outcome of the litigation. The Company reached a final settlement with NYCT in 2000 (See Note 1 to the financial statements).

Research and Development Expenses. Research and development expenses decreased $.7 million from 1998 to 1999 due to the completion of all Y2K compliance issues for products and services.

Gain On Sale of Investments and Other Assets. On October 21, 1999 the Company sold to First Avenue Partners, LP ("First Avenue") 5,000 shares of ILD Series A Convertible Preferred Stock. First Avenue is an unrelated third party. The Company sold the shares for $250.00 each, for a total of $1.3 million of which $1.1 million was recognized as a gain. The Company used the proceeds to fund operations. The transaction lowered the Company's ownership percentage in ILD to 31.0% as of October 21, 1999 (See Note 1 to the financial statements).

         In the fourth quarter of 1999 the Company recognized a $.3 million gain relating to the sale of the Company's prepaid services operation to ILD.

Loss on Investments. The Company maintains a 3% equity ownership position in New York City Telecommunications ("NYCT") which prior to 1999 was recorded on the balance sheet for $.5 million. The Company is currently engaged in legal proceedings with NYCT for the collection of a note due from NYCT (See Provision for Doubtful Accounts within this section). Given the current legal situation between the Company and NYCT and the lack of financial information on NYCT, the Company has determined the current value of this investment to be $.1 million, has reduced the investment accordingly, recognizing a loss on investment of $.4 million (See Note 1 to the financial statements).

Interest Expense. Total Interest expense was $1.7 million for 1999 compared to $1.5 million for 1998. The increase is attributable to the payment of interest on higher loan principal balances for the period. (See Note 6 to the financial statements).

Equity in Loss of Unconsolidated Subsidiary. The Company reported a $1 million loss on the equity investment in ILD for 1999. This loss represents the Company's proportionate share, based on ownership, of ILD's net loss for the period. In 1998 the Company's proportionate share of the loss was $.8 million.

Discontinued Operations. On September 22, 1999 the Company elected to discontinue its billing services operations effective October 21, 1999 (See Note 17 to the financial statements). The billing services segment of the Company's business was determined to be unprofitable after taking into account the administrative and support costs for the segment. The Company's billing services system is a combination of hardware and software that performs, without human intervention, all the functions necessary for completing an operator assisted payphone call (i.e., collect, calling card and credit card calls) and a range of other payphone services and features. As a result of this action the net results of the billing services operations are reported on the statements of operations under the caption "Income (loss) from discontinued operations." Net revenues related to the billing services operations were $9.3 million and $25.8 million for the years ended December 31, 1999 and 1998. During the years ended December 31, 1999 and 1998, the Company reported a net loss of $.7 million and a net income of $.08 million, attributable to billing service operations, respectively.

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


Liquidity and Capital Resources

         Net cash used in operating activities reported by the Company for the year ended December 31, 2000, was $7.0 million, which consisted of net income from continuing operations of $2.6 million, net changes in operating assets and liabilities of $1.2 million and non-cash items of $5.5 million reduced by gains on the sale of investments and other assets of $13.9 million.

         Cash flows from investing activities for the year ended December 31, 2000, were $15.9 million, which included net cash flows from discontinued operations of $.1 million. Cash flows from discontinued operations consisted primarily of collection of trade receivables. In April 2000, the Company received $15.6 million cash in consideration for its sale of 70,608 shares (Series A and Common shares combined) of ILD to Banca del Gottardo, a beneficial owner of 29% of our common stock

         As a result of our sale of shares in ILD in April 2000, our ownership in ILD was reduced to 2.7% as of December 31, 2000.

         Cash flows used in financing activities for the year ended December 31, 2000, were $7.6 million, which consisted primarily of debt repayments. We repaid the remaining $2.6 million 8.0% convertible subordinated Banca del Gottardo notes due December 31, 2000 and $5.0 million for the 8.0% convertible subordinated Banca del Gottardo notes due November 22, 2001. During February 2000 we signed a $.5 million revolving promissory note with Bank of America, N.A. Proceeds of the note were used for working capital purposes. The note was subsequently retired in May 2000.

         As of December 31, 2000, the Company's debt structure consisted of the following (in thousands):

8% Convertible subordinated notes, due 2004..................      $2,000
  Less: Unamortized debt discount............................        (116)
                                                                   ------
                                                                   $1,884




The notes are payable to Banca del Gottardo, a beneficial owner of approximately 29% of our common stock as of December 31, 2000.

         In addition to using asset sales and debt financings to fund net losses and capital purchases, on January 27, 1999, we closed and commenced funding under a Receivables Sale Agreement (the "RFC Agreement") with RFC Capital Corporation, or RFC, pursuant to which RFC agreed to purchase certain of our telecommunication receivables generated in the ordinary course of its business. The RFC Agreement calls for RFC to purchase eligible receivables from us from time to time upon presentation thereof for a purchase price equal to the net value of such receivables. Net value is designed to yield RFC an effective interest rate of prime plus 2.75%, plus allow RFC to retain a holdback of 5% of the face amount of the receivables, net of collections, against future collection risk. Under the RFC Agreement, we perform certain servicing, administrative and collection functions with respect to the receivables sold to RFC. Also, pursuant to the terms of the RFC Agreement, we have granted to RFC a security interest in and to our receivables not sold to RFC and our customer base relating to the generation of such accounts receivable. The term of the RFC Agreement expired on December 21, 2000.

         For the years ended December 31, 2000 and 1999, we continued to experience significant losses from operations, resulting primarily from a continued decrease in revenues due to the decline in the payphone equipment industry. As a result, we have faced difficulty in funding our operations from internal sources and meeting our cash obligations. During the year, significant cost-cutting measures were undertaken. In addition, we have consistently looked for external financial support or have sold existing assets in order to meet these cash obligations.

         In order to address our current liquidity needs, as noted above, management sold to Banca del Gottardo, a beneficial owner of 29% of our common stock, a significant portion of our ownership in ILD. The proceeds from this transaction were $15.5 million. A portion of the proceeds was used to pay down existing debt, including the "put" due June 30, 2000. The remainder of the proceeds was used to fund operations. Such reduction in debt is expected to deleverage us and put management in a better position to move forward with our current business plan.

         Management does not anticipate significant capital requirements for 2001. In 2001, our ability to obtain further funds from external sources will depend in part on our ability to generate operating profits, or to substantially reduce our operating losses, through the execution of our current business plan and the implementation of the new business strategy related to the merger with Wireless WebConnect!. Although our management believes they will successfully implement the new business strategy, there can be no assurance that the events necessary for such implementation will occur as or when expected, or that it will permit us to finance its activities without recourse to continuing sales of assets or external funding sources. There can be no assurance that under such conditions, external funds would be available or, if available, would not potentially dilute shareholders' interests or returns. See Part 1-Recent Developments above for a discussion of the effects that our common stock not being listed may have on our ability to raise capital in the public markets.


Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

         The Company's market risk is related to interest rates. The Company has fixed interest rate debt at 8%. If interest rates were to increase or decrease by 1%, the Company's interest expense, fixed at $160,000 per year based on the $2 million convertible debt outstanding at 8% at December 31, 2000, would be $20,000 lessor or greater than interest at prevailing market rates, assuming a market interest rate at 8%.

         The Company has no market risk exposure related to derivative financial instruments or foreign currency.


Item 8.  Financial Statements and Supplementary Data.

         See the Index to Financial Statements located on page F-1 for a listing of the financial statements included as a part of this Annual Report on Form 10-K.


Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

         On September 8, 2000, the Company dismissed PricewaterhouseCoopers, LLP as its principal independent accountants. The decision to dismiss PWC was approved by the Company's Board as well as the Audit Committee of the Board. PWC's report on the Company's financial statements for each of the fiscal years ended December 31, 1999 and 1998 did not contain an adverse opinion or disclaimer of opinion. Neither were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

         During the Company's past two fiscal years and the periods following December 31, 1999, there were no disagreements between the Company and PWC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which if not resolved to the satisfaction of PWC would have caused it to make reference to the subject matter(s) of the disagreement(s) in connection with its reports.

         On October 2, 2000, the Company retained Deloitte & Touche LLP to serve as the Company's principal independent accountants. During the Company's past two fiscal years and the periods following December 31, 1999, the Company did not consult Deloitte & Touche LLP regarding the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company's financial statements.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

The following table sets forth certain information as of December 31, 2000 regarding the Company's executive officers and directors:

Name                                     Age   Position

John J. McDonald, Jr.(1) ..............   51   President, Chief Executive Officer and Director
R. Phillip Boyd........................   43   Chief Financial Officer and Secretary
William O. Hunt(2).....................   66   Chairman of the Board of Directors
B. Michael Adler(3)....................   53   Director
Lewis E. Brazelton III(3)..............   60   Director
Richard B. Curran(3)...................   65   Director
Arthur Chavoya(3)......................   53   Director


-----------

[FN]
(1) As of March 15, 2001, Mr. McDonald was the Chief Executive Officer and Chairman of the Board.

(2) As of March 15, 2001, Mr. Hunt was replaced as Chairman, was selected as a director and became a member of the Audit Committee and the Organization and Compensation Committee.

(3) As of March 15, 2001, Messrs. Adler, Brazelton, Curran and Chavoya were not selected to serve as directors.

(4) As of March 15, 2001, the following served as additional executive officers and directors:


              Name                       Age   Position

              G.T. Finn ...............   53   President and Director
              Mike Campbell............   45   Director
              Neil Byrne...............   38   Director
              Richard Bishop(1)(2).....   45   Director
              Richard F. Dahlson(1)(2).   42   Director
              Steven Hayes(1)..........   53   Director

-----------

(1)      Member of the Audit Committee.

(2)      Member of the Organization and Compensation Committee.

         John J. McDonald, Jr. was appointed Chairman of the Board in March 2001 and has served as Chief Executive Officer since May 1998. Mr. McDonald served as President from 1998 until March 2001. Prior to that time, he was Chief Operating Officer from July 1997 and Senior Vice President-Sales and Marketing from February 1997. From June 1994 to January 1997, Mr. McDonald was Senior Vice President of Intercom, Inc. Prior to Intercom he was Vice President, Business Communications, of Ericsson Business Communications.

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

         William O. Hunt joined the Company in December 1992 as Chairman of the Board, Chief Executive Officer and President. In March 2001 Mr. Hunt was replaced as Chairman of the Board and elected a director. In May 1998 Mr. Hunt resigned his position as Chief Executive Officer and President. From June 1986 to July 1992, he was Chairman of the Board and Chief Executive Officer of Alliance Telecommunications Corporation, a wireless telecommunications company. Mr. Hunt serves on the boards of American Homestar Corporation, Internet America, Inc. and Mobility Electronics, Inc.

         B. Michael Adler is a founder of the Company, served as a valued member until March 2001 and was Vice Chairman of the Board of Directors of the Company from December 1992 until November 1993. Prior to that time he was Chairman of the Board of Directors from the Company's inception in November 1984. He served as Chief Executive Officer of the Company from November 1984 to January 1988. From November 1984 to April 1987, he was also the Company's President. For the last five years, Mr. Adler has been Chairman of the Board of The Payphone Company Limited, a Sri Lankan company, and Chief Executive Officer of WorldQuest Networks, L. L.C., a Delaware limited liability company.

         Lewis E. Brazelton III served as a director of the Company from 1992 until March 2001, and has been Senior Vice President of Dain Rauscher, Inc., an investment banking company, for more than the last five years.

         Richard B. Curran served as a director of the Company from 1992 until March 2001. Mr. Curran is a consultant and has been an investor in a number of privately held companies since 1989 in which he has also served in either director capacities or senior management positions. Mr. Curran is also President and Executive Director of Folkers Foundation for Biomedical & Clinical Research.

         Arthur Chavoya served as a director of Intellicall from 1997 until March 2001. Mr. Chavoya is President of The Chavoya Group, Inc., a management consulting firm. From September 1996 to October 1997, Mr. Chavoya was President and Chief Executive Officer of Aegis Communications Group, Inc., a provider of inbound and outbound telemarketing services. Prior to September 1996 Mr. Chavoya spent ten years at Electronic Data Systems in a number of executive positions culminating in the presidency of EDS' Global Travel Services Industry strategic business unit.

         Gerald.T. Finn served as a director since March 2001. Mr. Finn founded Wireless WebConnect!, which was formerly known as Business Tel, in 1991 and has served as Chairman of the Board, Chief Executive Officer and President since its inception.

         Mike Campbell served as a director since March 2001. Mr. Campbell is the Senior Vice President of Administration of Wireless WebConnect! and has served in that capacity since February 1998. From August 1997 until February 1998, he was Senior Vice President of New Business Development for Wireless WebConnect!. Prior to that, from October 1995 until July 1997, he worked as a Regional Sales Manager for Wireless WebConnect!.

         Neil Byrne served as a director since March 2001. Mr. Byrne has been Wireless WebConnect!'s Senior Vice President of New Office Establishment from August 1997 until the present. Prior to that, from November 1996 until August 1997, Mr. Byrne served as the Senior Vice President of New Business Development. He also served as a Regional Sales Manager of Wireless WebConnect! from October 1995 until November 1996.

         Richard F. Dahlson served as a director since March 2001. Mr. Dahlson is a partner of Jackson Walker L.L.P., a law firm headquartered in Dallas, Texas and served as outside legal counsel to the Company since January 2000. Mr. Dahlson has been with Jackson Walker since 1984. Mr. Dahlson received his B.S.B.A. from the University of Minnesota and a J.D. degree from the University of Wisconsin. Mr. Dahlson is a director of MAII Holdings, Inc.

         Steven Hayes served as a director since March 2001. Mr. Hayes is a practicing attorney with over two decades of private practice experience. Mr. Hayes is a graduate of the University of Arkansas, and received his JD with honors from the University of San Francisco Law School. Since January of 2000, Mr. Hayes has served as general counsel for Bulldog Capital Limited Partnership, an investment advisor to four hedge funds and a venture capital fund. Bulldog Capital Management Limited Partnership has in excess of $500 million under management. In addition to his duties as general counsel to Bulldog Capital Management Limited Partnership, Mr. Hayes continues to represent selected clients through Steven L. Hayes, A Law Corporation, including Wireless WebConnect!.


Terms of Office

         The Company's officers are elected by the Board of Directors and serve at the discretion of the Board. Directors are elected annually by the shareholders to serve until the next annual meeting of shareholders and until their respective successors are duly elected and qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires the Company's officers, directors and persons who own more than 10% of a registered class of the Company's equity securities to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on its review of the copies of such forms received by it with respect to fiscal year 2000, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its officers, directors and persons who own more than 10% of a registered class of the Company's equity securities have been complied with.


Item 11.  Executive Compensation

Committees and Meetings of the Board of Directors

         The Board of Directors has established two committees, the Organization and Compensation Committee and the Audit Committee. During 2000 and until March 15, 2001, the Organization and Compensation Committee, or the Compensation Committee, was comprised of Messrs. Brazelton, Chavoya and Curran, and did not meet, but acted by unanimous consent five times, during the fiscal year ended December 31, 2000. This committee reviews and approves salaries and bonuses of executive officers and administers the Company's stock option and purchase plans.

         During 2000 and until March 15, 2001, the Audit Committee was comprised of Messrs. Brazelton, Curran and Chavoya. The Audit Committee makes recommendations to the Board of Directors regarding the appointment of independent auditors, reviews the plan and scope of any audit to the Company's financial statements and reviews the Company's significant accounting policies and related matters. The Board of Directors adopted a written charter for the Audit Committee on October 2, 2000. The Audit Committee met two times during the fiscal year ended December 31, 2000. As of March 15, 2001, the Audit Committee is comprised of Messrs. Hunt, Bishop, Dahlson and Hayes.

         The Company does not have a standing nominating committee of the Board of Directors.

         The Board of Directors held four meetings, either in person or by telephonic conference, during the fiscal year ended December 31, 2000. Only one of the Company's directors, Mr. Adler, attended fewer than 75% of the meetings of the Board of Directors during his tenure in calendar year 2000. Mr. Adler did not serve on any committees in calendar year 2000.

Compensation Committee Interlock, and Insider Participation

         Neither Messrs. Brazelton, Curran or Chavoya, who were members of the Company's Compensation Committee during 2000, had at any time been an officer or employee of the Company. None of the Company's executive officers serve as a member of the Board of Directors or compensation committee of any entity which has one or more executive officers serving as a member of the Company's Board of Directors or compensation committee. For a description of the transactions between the Company and a member of the compensation committee and entities affiliated with any compensation committee member, see "Certain Relationships and Related Transactions."

Organization and Compensation Committee Report on Executive Compensation

         The Company's executive compensation plans have been designed to attract, retain and reward high caliber executives who will formulate and execute the Company's business plans in a manner that will provide the Company's stockholders with a higher than average return on the Company's common stock while ensuring that the Company's compensation levels are fair and appropriate to both its executives and stockholders. With these goals in mind, the Company's compensation plans and policies have been designed to have total compensation linked significantly with the operating performance of the Company. Although the Compensation Committee recognizes that the improvement of operating performance of the Company and higher stock prices do not necessarily move in tandem over the short term, the Compensation Committee believes that the two criteria will correlate over the long term.

         The Compensation Committee does not expect to pay above-average base salaries to its executive officers, but does expect to utilize performance-oriented and equity-based compensation to reward positive performance and results. For the fiscal year 2000 the Company paid a bonus of $27,000 to Mr. Boyd, the Company's Chief Financial Officer.

         The Compensation Committee also supports the position that stock ownership by the Company's executive officers, encouraged by equity-based compensation plans, aligns the interests of the executive officers with the Company's stockholders. By using equity-based compensation over a period of time, the Company's executive officers should become larger holders of the Company's stock. This is intended to strengthen their identification with the Company's stockholders and make increasing stockholder value an even more important focus for the Company's management group. In addition, the Compensation Committee believes that the use of equity-based compensation combined with a focus on the Company's operating performance will create a balance of these two long-term objectives.

CEO and Executive Officer Compensation

         John J. McDonald, Jr. was the Company's President and Chief Executive Officer during 2000. The Compensation Committee and the Board of Directors
established Mr. McDonald's compensation package as well as those of the other executive officers in May 1998. An independent compensation-consulting firm advised the Compensation Committee and the Board of Directors. In accordance with management's stated goal of building stockholder value and consistent with the Compensation Committee's compensation philosophy described above, a compensation package involving a lower base salary, participation in a performance-based bonus plan and a stock option grant was agreed upon.

         Mr. McDonald's annual salary for fiscal 2000 was $285,000. In addition, he is entitled to a short-term bonus equal to 50% of his annual salary. Mr. McDonald did not receive a bonus in fiscal 2000. If the Company terminates him, for reasons other than negligence or nonfeasance, the Company will pay him an amount equal to his annual salary, plus bonus and benefits. Further, upon a change of control of the Company, Mr. McDonald will receive a lump sum amount equal to the aggregate amount of his annual salary, bonus and benefits, multiplied by two. The change of control payment will be "grossed-up," so that Mr. McDonald would receive a net amount, after taxes, equal to the amount that he would have received if income taxes had not been imposed. Mr. McDonald agreed to forgo the payments due to him upon a change of control upon the closing of the merger with Wireless WebConnect! in exchange for the Company's Board of Directors agreeing to grant and immediately vest upon the closing of the merger 565,000 non-qualified stock options issued under the 1991 Stock Option Plan.

         Upon the closing of the merger, the Company entered into a new employment agreement with Mr. McDonald. Under the new agreement, Mr. McDonald's salary, benefits and vacation remain the same. Mr. McDonald is entitled to a bonus of up to 50% of his annual salary, and reimbursement for reasonable travel expenses. The new agreement provides that Mr. McDonald is entitled to receive a lump sum change in control payment if he is terminated within twelve months of a change in control. The amount of the change in control payment is equal to two times the sum of his salary, bonus and cost of benefits. The payment will be "grossed up" to minimize tax consequences similar to the prior agreement. The new agreement contains confidentiality provisions as well as a clause prohibiting Mr. McDonald from making disparaging remarks about the Company. The new agreement also sets forth certain termination events, including expiration, death, disability, lack of cause and constructive termination. In the event of a termination event, Mr. McDonald is entitled to receive his salary, 100% of the average of the prior two years' bonuses and benefits for a one-year period.


Change in Control Arrangements.

         Pursuant to the Company's 1991 Stock Option Plan, in the event of an impending merger, liquidation, sale of all or substantially all of the Company's assets, or if at any time, two-thirds of the Company's directors are not "Continuing Directors" as defined in the Plan, 100% of the options granted pursuant to the Incentive, Non-Qualified and Directors' Stock Option Plans automatically become immediately and fully exercisable. All options outstanding under this Plan as of March 30, 2001, vested as a result of the merger with Wireless WebConnect!.

Executive Compensation

         The following table sets forth information with respect to the compensation paid to (1) the Company's chief executive officer at December 31, 2000 and (2) the Company's other most highly compensated executive officer during 2000 (collectively, the "Named Executive Officers"), for services rendered during the fiscal years ended December 31, 2000, 1999 and 1998. The Company did not have any other executive officers with salaries in excess of $100,000 during 2000.

                                                        Annual Compensation(1)                   Long-term Compensation Awards
                                                                                                        Securities
                                                                      Other Annual         Stock        Underlying
Name and Principal Position       Year    Salary($)     Bonus($)     Compensation($)     Awards($)      Options(#)
---------------------------       ----    ---------     --------     ---------------     ---------      ----------


John J. McDonald, Jr. ..........   2000     $285,000     $     -             $    -        $      -              -
   President, Chief Executive
  Officer and Director             1999     $285,000     $     -             $2,137        $      -              -
   (May 1998 to
      March 2001)                  1998     $260,156     $71,250             $2,500        $180,000              -
   Senior Vice
President               Sales &
Marketing
(July 1997 to May 1998)                                        -                                                 -
R. Phillip Boyd.................   2000     $135,000     $27,000             $1,290               -              -
   Chief Financial
  Officer          and
  Secretary from                   1999     $130,000     $25,000             $1,000               -              -
   October 1998, Vice              1998                                           -               -              -
   President of Business
  Planning


-----------

[FN]
(1) In accordance with the rules of the Securities and Exchange Commission, the compensation described in this table does not include medical, group life insurance or other benefits which are available generally to all of our salaried employees and certain perquisites and other personal benefits received which do not exceed the lesser of $50,000 or 10% of any officer's salary and bonus disclosed in this table.

(2) All "Other Compensation" consists of the Company's matching payments pursuant to its 401(k) Plan.


Option Grants in Last Fiscal Year

         No stock options were granted to the Named Executive Officers during the year ended December 31, 2000.


2000 Year-end Value of Stock Options

         The following table provides summary information regarding the stock options held as of December 31, 2000 by the Named Executive Officers.

                                                                                        Value of Unexercised
                                                  Number of Unexercised Options         In-the-money Options
                                                      at December 31, 2000              at December 31, 2000(1)
                                Shares
                           Acquired on      Value
Name                          Exercise   Realized      Exercisable   Unexercisable      Exercisable   Unexercisable
----                          --------   --------      -----------   -------------      -----------   -------------

William O. Hunt........             --         --          670,000              --               $0              $0
John J. McDonald, Jr...             --         --          300,000              --               $0              $0
R. Phillip Boyd........             --         --           30,000              --               $0              $0

-----------

[FN]

(1) Market value of underlying securities at December 31, 2000 less the exercise price.


Director Compensation

         During 2000 each member of the Board of Directors who was not an officer or employee of the Company received an annual $13,500 director's retainer for serving on the Board of Directors. Additionally each director was paid a fee of $675 for each directors meeting he attended and a $675 fee for each committee meeting he attended other than committee meetings held on the same day as a directors meeting. Directors were also reimbursed for expenses relating to attendance at meetings.

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

                           The Compensation Committee:
                                 William O. Hunt
                                 Richard Bishop
                               Richard F. Dahlson

Stock Performance Chart

         The following chart compares the yearly percentage change in the cumulative total stockholder return on the Company's Common Stock during the five years ended December 31, 2000, with the cumulative total return of (1) Standard & Poors 500 Stock Index, (2) the Standard & Poors Small Cap 600 Index and (3) the Standard & Poors Telephone Manufacturers Index. The comparison assumes $100 was invested on December 31, 1995 in the Company's common stock and in each of the other indices and assumes reinvestment of dividends. The Company paid no dividends during the five-year period.


          COMPARISON OF FIVE YEAR CUMULATIVE RETURN AMONG THE COMPANY,
                   S&P 500 INDEX, S&P SMALL CAP 600 INDEX, AND
                      S&P TELEPHONE MANUFACTURER'S INDEX.*




EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

                        1995    1996    1997    1998    1999    2000
Intellicall, Inc.       100     156.67  136.67   58.35      30      20
S&P 500                 100     122.96  163.98  210.84  255.22  231.98
S&P SMALLCAP 600        100     121.32  152.36  150.37  169.02  188.97
S&P Telephone           100        101  141.03  207.19  219.02  196.03

o  TOTAL RETURN BASED ON $100 INITIAL INVESTMENT AND REINVESTMENT OF DIVIDENDS.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of April 3, 2001, the number and percentage of outstanding shares of common stock beneficially owned by:

         o        each of the named executive officers;

         o each person known by the Company to be the beneficial owner of more than 5% of the Company's common stock,

         o each director and each person nominated to be elected a director of the Company; and

         o        all officers and directors as a group.

         Unless otherwise noted, the persons named below have sole voting and investment power with respect to the shares shown as beneficially owned by them.

                                                                                     Shares of
                                                                                    Common Stock        Percentage
Name of Beneficial Owner(1)                                                    Beneficially Owned(2)     of Class

William O. Hunt(3)...........................................................                962,000          2.7%
Banca Del Gottardo(4)........................................................              4,945,458         13.2%
   viale S. Franscini 8
   6901 Lugano
   Switzerland
John J. McDonald, Jr.(5).....................................................                873,800          2.4%
D.T. Finn(6).................................................................              8,939,291         25.6%
Mike Campbell(7).............................................................              6,758,976         19.4%
Neil Byrne...................................................................              4,578,661         13.1%
R. Phillip Boyd(8)...........................................................                183,500          1.4%
Richard Bishop...............................................................                     --
Richard F. Dahlson...........................................................                     --
Steven Hayes.................................................................                     --
All officers and directors as a group (9 persons)(9).........................             22,146,228         60.8%

-----------

[FN]

*        less than one percent

(1) The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws, where applicable, and the information contained in the footnotes to the table.

(2) Includes shares issuable upon the conversion of subordinated debt or shares issuable upon exercise of options or warrants that have or will vest within 60 days. All options granted under the 1991 stock option plan vested upon completion of the merger.

(3) Includes 175,825 shares as to which Mr. Hunt has shared voting and investment power and 670,000 shares of common stock issuable upon exercise of options.

(4) Includes 2,564,473 shares of common stock issuable upon conversion of subordinated debt and exercise of warrants.

(5) Includes 865,000 shares of common stock issuable upon exercise of options.

(6)      Includes 2,180,315 shares owned by Mr. Finn's wife.

(7)      Includes 2,180,315 shares owned by Mr. Campbell's wife.

(8) Includes 180,000 shares of common stock issuable upon exercise of options.

(9) Includes 1,825,000 shares of common stock issuable upon exercise of options.


Item 13.  Certain Relationships and Related Transactions

         On February 11, 2000, we signed a $.5 million revolving promissory note with Bank of America, N.A., due February 11, 2001. Interest is payable monthly at its prime rate commencing on March 11, 2000 with the principal of the note guaranteed by Mr. William O. Hunt, a director of the Company, and B&G Partnership, Ltd, an affiliate of Mr. Hunt. We may repay and reborrow under the terms of the note at any time, up to a maximum aggregate outstanding balance equal to the principal amount of the note. Proceeds of the note were used for working capital purposes. On May 1, 2000, we repaid the $.5 million note.

         The Company's debt financing with Banca del Gottardo, a beneficial owner of approximately 29% of the Company's common stock, includes the following as of December 31, 2000 and 1999 (in thousands):

                                                                                                    December 31,
                                                                                                    ------------
                                                                                                   2000     1999
                                                                                                   ----     ----

8% Convertible subordinated notes, due 2000..................................................     $   --    $2,630
8% Convertible subordinated notes, due 2001..................................................         --     5,000
7% Convertible subordinated notes, due 2004..................................................      2,000     2,000
                                                                                                   -----     -----
                                                                                                   2,000     9,630
Less: Unamortized debt discount..............................................................       (189)     (443)
                                                                                                  ------    ------
                                                                                                  $1,811    $9,187
                                                                                                  ======    ======

         On April 11, 2000, the Company sold to Banca del Gottardo the Company's remaining ownership in ILD, exclusive of 6,239 shares of Series A preferred convertible stock the Company is required to hold pursuant to the ILD Organization Agreement. The Company's ownership in ILD included approximately 58,772 shares of ILD Series A convertible stock, 725 shares of ILD common stock and 11,111 shares of ILD common stock obtainable upon conversion of the $1.0 million subordinated convertible note due from ILD to the Company, dated May 10, 1996. Pursuant to the sale to Banca del Gottardo, the Company, as of March 10, 2000, elected to convert the entire principal balance of that note into 11,111 shares of ILD common stock.

         The terms of the offer included the purchase of the ownership of ILD (70,608 combined shares of Series A and common shares) for $220 per share or $15.5 million. The Company previously reported in error that it had an option to repurchase such shares at $250 per share. The Company and Banca del Gottardo entered into an amendment to the ILD stock purchase agreement effective June 1, 2000 to delete the provision of that agreement providing for such option and to correctly reflect their original intent. The amendment was duly executed on November 3, 2000. The Company has filed the corrected amendment with its report on Form 10-Q for the quarter ended September 30, 2000, which deletes the option as intended by both parties. The reports on Form 10-Q previously filed by the Company for the quarters ended March 31, 2000 and June 30, 2000 have been revised accordingly. The Company has a right of first refusal, should Banca del Gottardo desire to transfer or sell the ILD stock to a third party. As a result of the ILD stock sale to Banca del Gottardo, the Company's ownership in ILD decreased to 2.7%.

         On April 27, 2000, the Company used a portion of the proceeds from the sale of its ownership in ILD to retire the remaining $2.6 million 8.0% convertible subordinated notes due December 31, 2000 and $4.8 million of the 8.0% convertible subordinated notes due November 22, 2001, both due to Banca del Gottardo. The Company incurred a $.2 million expense, relating to the extinguishment of the $2.6 million 8.0% convertible subordinated notes due December 31, 2000, which has been reported in its statements of operations and statements of cash flow under the caption "Extraordinary items-early extinguishment of debt." This expense resulted from the Company paying to Banca del Gottardo a 6.0% premium on the outstanding principle balance of the note upon its retirement as required by the note agreement.

          On July 11, 2000 the Company issued warrants to purchase 100,000 shares of the Company's common stock at $1.25 per share and warrants to purchase 100,000 shares of the Company's common stock at $1.00 per share to Banca del Gottardo. These warrants were issued in lieu of transaction fees for the sale of the Company's interest in ILD to Banca del Gottardo and subsequent retirement of the $2.6 million 8% convertible, subordinated notes due December 31, 2000 and $4.8 million of the $5.0 million 8% convertible, subordinated notes due November 22, 2000 (See Note 11 to the financial statements). The Company recorded the fair value of the warrants as additional paid in capital.

         On November 27, 2000, the Company retired the remaining $200,000 of 8% convertible subordinated notes due November 2001. As of December 31, 2000, outstanding debt consisted of $2.0 million, 7% convertible subordinated notes due June 11, 2004. This note is convertible into 1,290,323 shares of the Company's common stock at a price of $1.55 per share.

         Pursuant to certain provisions associated with warrants issued in connection with the Banca del Gottardo debt financing, the merger with Wireless WebConnect!, Inc. triggered anti-dilution treatment and resulted in adjustments to the quantity and price of warrants issued to Banca del Gottardo. On December 19, 2000, Banca del Gottardo agreed to amend the anti-dilution provision of the warrant agreements subject to the completion of the merger. The amendments allow for adjustment to warrant prices while warrant quantities remain the same. Additionally, the expiration date on two warrants was extended.

         The table below details the impact of anti-dilution provisions before and after the effect of the warrant amendments.

                                                              Value                Value                Value
                                                         Before Merger,         After Merger        After Merger
                                                        Before Amendment      Before Amendment     After Amendment
                                                        ----------------      ----------------     ---------------

Warrant #1-December 2001 Expiration
  Quantity of Purchase Warrant.......................             418,507            1,116,018             418,507
  Stock Strike Price.................................               $3.01                $1.13               $1.00
  Expiration Date....................................       December 2000        December 2000       December 2001
Warrant #2-December 2002 Expiration
  Quantity of Purchase Warrant.......................             255,643              681,715             255,643
  Stock Strike Price.................................               $3.91                $1.47               $1.00
  Expiration Date....................................       November 2001        November 2001       December 2002
Warrant #3-June 2004 Expiration
  Quantity of Purchase Warrant.......................             200,000              533,333             200,000
  Stock Strike Price.................................               $1.55                 $.58                $.69
  Expiration Date....................................           June 2004            June 2004           June 2004
Warrant #4-December 2004 Expiration
  Quantity of Purchase Warrant.......................             200,000              533,333             200,000
  Stock Strike Price.................................               $1.00                 $.38                $.44
  Expiration Date....................................       December 2004        December 2004       December 2004
Warrant #5-April 2005 Expiration
  Quantity of Purchase Warrant.......................             100,000              266,667             100,000
  Stock Strike Price.................................               $1.00                 $.38                $.44
  Expiration Date....................................          April 2005           April 2005          April 2005
Warrant #6-April 2005 Expiration
  Quantity of Purchase Warrant.......................             100,000              266,667             100,000
  Stock Strike Price.................................               $1.25                 $.47                $.55
  Expiration Date....................................          April 2005           April 2005          April 2005


         During the years ending December 31, 2000 and 1999, the Company paid $409,242 and $804,545, respectively, for interest and fees associated with the financing arrangements with Banca del Gottardo.

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

        (a)2.1 Agreement and Plan of Merger by and between the Company , WWC Acquisition, Inc. and Wireless WebConnect!, Inc. dated
               August 29, 2000.
        (a)3.1 Certificate of Incorporation of the Company and all amendments thereto through December 31, 1992.
        (c)3.2 Amendment to Certificate of Incorporation raising the authorized common stock from 10,000,000 shares to 50,000,000 shares.
        (f)3.3 Amendment to Certificate of Incorporation lowering the authorized common stock from 50,000,000 shares to 20,000,000 shares.
        (b)3.4 Bylaws of the Company, as amended.
        (a)4.1 Specimen certificate for Common Stock of the Company.
       (f)10.1 Intellicall, Inc. 1991 Stock Option Plan, as amended.
       (b)10.2 Form of Incentive Stock Option Agreement.
       (b)10.3 Form of Nonqualified Stock Option Agreement.
       (b)10.4 Form of Director Stock Option Agreement.
       (f)10.5 Form of 1995 Employee Stock Purchase Plan.
       (b)10.6 ADREC Development and License Agreement dated as August 2, 1990, between VCS Industries, Inc. d/b/a Voice Control Systems and the Company.
       (b)10.7 Amended and Restated Patent License Agreement dated as of
               January 1, 1992, between the Company and MessagePhone, Inc.
       (d)10.8 Amended and Restated 10% Convertible Subordinated Note Due 1999 dated August 11, 1994 with T.J. Berthel Investments, L.P.
       (c)10.9 Registration Rights Agreement dated February 14, 1994, between the Company and T.J. Berthel Investments, L.P.
      (e)10.10 Note and Warrant Purchase, Paying and Conversion/Exercise
               Agency Agreement entered into on December 22, 1995 between
               Banca Del Gottardo and the Company.
      (e)10.11 Form of 8% Convertible Subordinated Note executed by the Company to Banca Del Gottardo dated December 22, 1995. (e)10.12 Form of Warrants issued with Notes. (g)10.13 Note and Warrant Purchase, Paying and Conversion/Exercise Agency Agreement dated November 22, 1996 and executed with Banca del Gottardo.
      (g)10.14 Form of 8% Convertible Subordinated Notes executed by the Company to Banca Del Gottardo dated November 22, 1996 (included within
               Exhibit 10.13).
      (g)10.15 Form of Warrants issued with Notes (included within Exhibit
               10.13).
      (h)10.16 Receivable Sale Agreement executed with RFC Capital Corporation.
      (i)10.17 Organization Agreement dated May 10, 1996 between the Company, Triad-ILD Partners, L.P., Morris Telecommunications LLC and ILD Communications.

        ++23.1 Consent of Deloitte & Touche LLP
        ++23.2 Consent of PricewaterhouseCoopers LLP


-----------

++       herewith filed.

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

(g) Incorporated by reference from the Company's Current Report on Form 8-K (Date of Earliest Event Reported--November 22, 1996).

(h) Incorporated by reference from the Company's Current Report on Form 8-K (Date of Earliest Event Reported--January 27, 1999).

(i) Incorporated by reference from the Company's Amended Annual Report on Form 10-K/A filed January 8, 2001.

         (b)      Reports on Form 8-K.

         Changes in the  Registrant's Certifying Accountant filed
         October 4, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 17, 2001                  WIRELESS WEBCONNECT, INC.

                                By:         /s/ John J. McDonald, Jr.
                                    ----------------------------------------
                                                John J. McDonald, Jr.
                                            Chairman of the Board and
                                             Chief Executive Officer
                                          (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on April 2, 2001.


              Name                    Title
              ----                    -----

  /s/ John J. McDonald, Jr.
------------------------------        Chairman of the Board and Chief
      John J. McDonald, Jr.           Executive Officer
                                      (Principal Executive Officer)


    /s/ R. Phillip Boyd
------------------------------        Vice President of Finance, Chief
        R. Phillip Boyd               Financial Officer
                                      (Principal Financial Officer and
                                      Principal Accounting Officer)


        /s/ G.T.Finn
------------------------------        President
            G. T. Finn


    /s/ Richard Bishop
------------------------------        Director
        Richard Bishop


     /s/ Neil    Byrne
------------------------------        Director
         Neil Byrne


    /s/ Mike Campbell
------------------------------        Director
        Mike Campbell


 /s/ Richard F. Dahlson
------------------------------        Director
     Richard F. Dahlson


   /s/ /Steven Hayes
------------------------------        Director
        Steven Hayes


  /s/ William O. Hunt
------------------------------       Director
      William O. Hunt

                                Intellicall, Inc.



                          Index to Financial Statements





Reports of Independent Auditors..................................     F-2, F-3
Financial Statements:
   Balance Sheets................................................          F-4
   Statements of Operations......................................          F-5
   Statements of Stockholders' Equity............................          F-6
   Statements of Cash Flows......................................          F-7
   Notes to Financial Statements.................................          F-8
Financial Statement Schedule (Note A):
Valuation and Qualifying Accounts.................................        F-29


-----------

Note A: All other schedules are omitted, since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Intellicall, Inc.
Carrollton, Texas

         We have audited the accompanying balance sheet of Intellicall, Inc. as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule as of and for the year ended December 31, 2000, listed in the Index to Financial Statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the 2000 financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule as of and for the year ended December 31, 2000, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.


DELOITTE & TOUCHE LLP

Dallas, Texas
March 15, 2001, except as to
Note 22, which is
as of March 30, 2001

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Intellicall, Inc.

         In our opinion, the financial statements listed in the accompanying index appearing on page F-1 present fairly, in all material respects, the financial position of Intellicall, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing on page F-1 presents fairly, in all material respects, the information set forth therein at December 31, 1999 and 1998, and for the years then ended, when read in conjunction with the related financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

         While management believes it will be able to fund the December 31, 2000 operations from the $15.5 million proceeds received in the sale of the Company's ownership in ILD, it has experienced recurring losses from operations, continuous decline in revenues as well as difficulty in funding its operations in recent years. Management's plans with respect to these matters beyond 2000 are discussed in Note 3.

                           PRICEWATERHOUSECOOPERS LLP

Dallas, Texas
April 11, 2000
except as to Note 3 and
Note 6,
which are as of
September 11, 2000


                                Intellicall, Inc.
                                 Balance Sheets


                                     ASSETS
                                                                                                    December 31,
                                                                                                2000            1999
                                                                                                ----            ----
                                                                                                   (in thousands)

Current assets
      Cash and cash equivalents..........................................................   $ 1,984         $   694
      Receivables, net of allowance for doubtful accounts of $1,461 and $764.............     1,013           1,455
      Note receivable from Wireless WebConnect!, Inc.....................................       761              --
      Inventories, net...................................................................       349           3,088
      Receivables from related party, net................................................       138           1,258
      Deferred tax asset.................................................................        --           1,500
      Other current assets...............................................................       105             157
                                                                                            -------         -------
           Total current assets..........................................................     4,350           8,152
Fixed assets, net........................................................................       508             980
Investment in ILD Telecommunications, Inc................................................       319           1,835
Other assets, net........................................................................       221             637
Assets of discontinued operations........................................................        --             513
                                                                                            -------         -------
      Total assets.......................................................................   $ 5,398         $12,117
                                                                                            =======         =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
      Accounts payable...................................................................   $   703         $ 1,798
      Accrued liabilities................................................................       408             610
      Current portion of long-term debt to related party.................................        --           7,630
                                                                                            -------         -------
      Total current liabilities..........................................................     1,111          10,038

Long-term debt to related party..........................................................     1,884           1,557
Deferred gain on sale of assets..........................................................        --             730
Other liabilities........................................................................        50              50
Liabilities of discontinued operations...................................................        --              80
                                                                                            ------          -------

         Total liabilities...............................................................
   Total current liabilities.............................................................
   Total current liabilities.............................................................     3,045          12,455
                                                                                            -------         -------

Commitments and contingent liabilities (See Notes 15 and 20).............................        --              --
Stockholders' equity (deficit)
      Common stock, $.01 par value; 20,000,000 shares authorized; 13,081,889 and
        13,080,175 shares issued, respectively...........................................       131             131
      Additional paid-in capital.........................................................    61,604          61,486
      Less common stock in treasury, at cost; 25,433 shares..............................      (258)           (258)
      Accumulated deficit................................................................   (59,124)        (61,697)
                                                                                            -------         -------

           Total stockholders' equity (deficit)..........................................     2,353            (338)
                                                                                            -------         -------
                                                                                            $ 5,398         $12,117
                                                                                            =======         =======

                       See notes to financial statements.


                                Intellicall, Inc.
                            Statements of Operations
                    (in thousands, except per share amounts)

                                                                                   For the Years Ended December 31,
                                                                                       2000      1999       1998
                                                                                       ----     ------       ----


Sales and Revenues:
      Equipment sales...........................................................       $4,229   $11,131     $13,859

Cost of sales and revenues:
      Equipment sales, including write-offs of $.7 million in goodwill and
        $2.5 million in capitalized software costs in 1999 (See Note 2).........        5,995    13,174      11,600
                                                                                      -------   -------     -------

Gross profit (loss).............................................................       (1,766)   (2,043)      2,259

Selling, general and administrative expenses....................................       (5,285)   (6,005)     (7,363)
Provision for doubtful accounts.................................................         (674)     (592)       (876)
Research and development expenses...............................................         (824)     (907)     (1,587)
                                                                                      -------   -------     -------

Operating loss from continuing operations.......................................       (8,549)   (9,547)     (7,567)
Gain on sale of investments and other assets....................................          780     1,431       7,389
Gain on sale of investment to related party.....................................       13,127        --          --
Loss on investments.............................................................           --      (338)         --
Other income....................................................................          326       346         538
Interest expense................................................................          (69)     (677)       (606)
Interest expense--related party..................................................         (955)  (1,040)       (933)
Equity in the loss of unconsolidated subsidiary.................................          (51)     (982)       (762)
                                                                                      -------   -------     -------

Income (loss) before income taxes from continuing operations....................        4,609   (10,807)     (1,941)

Income tax benefit (expense)....................................................       (1,593)    1,500          --
                                                                                      -------   -------     -------

Income (loss) from continuing operations........................................        3,016    (9,307)     (1,941)

Income (loss) from discontinued operations......................................         (285)     (681)         85
                                                                                      -------   -------     -------
Income (loss) before extraordinary item.........................................        2,731   $(9,988)    $(1,856)

Extraordinary item - early extinguishment of debt...............................         (158)       --          --
                                                                                         ----   -------     -------
Net income (loss) ..............................................................      $ 2,573   $(9,988)     (1,856)
                                                                                      =======   =======     =======

Basic income (loss) per share from continuing operations........................      $  0.23   $ (0.76)    $ (0.20)
                                                                                      =======   =======     =======
Diluted income (loss) per share from continuing operations......................      $  0.22   $ (0.76)    $ (0.20)
                                                                                      =======   =======     =======
Basic and diluted income (loss) per share from discontinued operations..........      $ (0.02)  $ (0.06)    $  0.01
                                                                                      ========  =======     =======
Basic and diluted loss per share from extraordinary item........................      $ (0.01)  $    --     $    --
                                                                                      ========  =======     =======

Basic net income (loss) per share...............................................      $  0.20   $ (0.82)    $ (0.19)
                                                                                      =======   =======     =======
Diluted net income (loss) per share.............................................      $  0.19   $ (0.82)    $ (0.19)
                                                                                      =======   =======     =======

Weighted average number of basic shares outstanding.............................       13,056    12,132       9,927
                                                                                      =======   =======     =======
Weighted average number of diluted shares outstanding...........................       14,764    12,132       9,927
                                                                                      =======   =======     =======

                       See notes to financial statements.

                                Intellicall, Inc.
                       Statements of Stockholders' Equity
                                 (in thousands)

                                                                       Additional
                                   Common Stock       Preferred Stock    Paid-in     Treasury Stock    Accumulated
                                   ------------       ---------------    -------     --------------
                                   Shares    Amount   Shares    Amount   Capital     Shares     Cost    Deficit        Total
                                   ------    ------   ------    ------   -------     ------     ----    -------        -----


Balances at December 31, 1997.      9,472     $  95       4      $  1     $59,966      (25)   $(258)     $(49,853)  $ 9,951
   Exercise of stock options..         47        --      --        --         183       --       --            --       183
   Employee stock purchase plan         8        --      --        --          30       --       --            --        30
   Conversion of subordinated
      notes...................         50         1      --        --         200       --       --            --       201
   Conversion of preferred
      stock...................      2,149        21      (3)       --         (12)      --       --            --         9
   Issuance of stock..........         12        --      --        --           8       --       --            --         8

   Net loss...................         --        --      --        --          --       --       --        (1,856)   (1,856)
                                   ------     -----    ----      ----     -------      ---   ------      --------  --------

Balances at December 31, 1998      11,738       117       1         1      60,375      (25)    (258)      (51,709)    8,526
   Conversion of preferred
      stock...................        336         4      (1)       (1)         (2)      --       --            --         1
   Employee stock purchase plan         6        --      --        --           6       --       --            --         6
   Issuance of warrants.......         --        --      --        --         267       --       --            --       267
   Issuance of stock..........      1,000        10      --        --         840       --       --            --       850

   Net loss...................         --        --      --        --          --       --       --        (9,988)   (9,988)
                                   ------     -----    ----      ----     -------      ---   ------      --------    ------


Balances at December 31, 1999.     13,080       131      --        --      61,486      (25)    (258)      (61,697)     (338)

   Employee stock purchase plan         2        --      --        --           1       --       --            --         1
   Issuance of warrants.......         --        --      --        --         117       --       --            --       117

   Net income.................         --        --      --        --          --       --       --         2,573     2,573
                                   ------     -----    ----      ----     -------      ---   ------      --------    ------


Balances at December 31, 2000.     13,082     $ 131    $ --      $ --     $61,604      (25)  $ (258)     $(59,124)   $2,353
                                   ======     =====    ====      ====     =======      ===   ======      ========    ======



                       See notes to financial statements.


                                Intellicall, Inc.
                            Statements of Cash Flows
                                 (in thousands)
                                                                                    For the Years Ended December 31,
                                                                                    --------------------------------
                                                                                     2000        1999       1998
                                                                                     ----        ----       ----
Cash flows from continuing operating activities:
      Net income (loss)..........................................................     $2,573     $(9,988)   $(1,856)
      Adjustments to reconcile net income (loss) to net cash used in operating activities:
           (Income) loss from discontinued operations............................        285         681        (85)
           Gain on sale of investment to related party...........................    (13,127)         --         --
           Gain on sale of investments and other assets..........................      (780)      (1,431)    (7,389)
           Depreciation and amortization.........................................      1,041       5,236      1,760
           Provision for doubtful accounts.......................................        674         592        876
           Provision for inventory losses........................................      1,931         310        333
           Equity in loss of unconsolidated subsidiary...........................         51         982        762
           Deferred income taxes.................................................      1,500      (1,500)        --
           Changes in operating assets and liabilities:
                Receivables......................................................       (232)      2,766     (1,929)
                Receivable from Wireless WebConnect!, Inc........................       (761)         --         --
                Inventories......................................................        808       1,779       (757)
                Receivables from related party, net..............................        120         400        673
                Other current assets.............................................         52          40        233
                Notes receivable.................................................         --         525        160
                Accounts payable.................................................     (1,095)       (287)    (4,187)
                Transmission, customer commissions and billing charges...........         --          --       (939)
                Accrued liabilities..............................................       (202)       (442)      (153)
                Deferred gain on sale of assets..................................         --          --        938
                Other............................................................        159         143       (123)
                                                                                      ------       -----    -------
                      Net cash used in operating activities......................     (7,003)       (194)   (11,683)
Cash flows from investing activities:
      Net cash flows from discontinued operations................................        148       1,663      5,787
      Capital expenditures.......................................................         --        (122)      (478)
      Capitalized software.......................................................         --        (966)    (1,031)
      Cash received for sale of investments and other assets.....................     15,774       1,252      8,463
                                                                                      ------       -----     ------
                      Net cash provided by investing activities..................     15,922       1,827     12,741
Cash flows from financing activities:
      Net repayments on line of credit...........................................         --      (2,811)    (1,303)
      Net repayments on notes payable............................................         --      (1,000)       (28)
      Borrowings from (payments to) related party for long-term debt.............     (7,630)      2,000         --
      Proceeds from issuance of stock............................................          1           6        223
      Proceeds from issuance of stock to related party...........................         --         850         --
                                                                                      ------       -----     ------
                      Net cash provided by (used in) financing activities........     (7,629)       (955)    (1,108)
Net increase (decrease) in cash and cash equivalents.............................      1,290         678        (50)
Cash and cash equivalents at beginning of period.................................        694          16         66
                                                                                      ------       -----     ------
Cash and cash equivalents at end of period.......................................     $1,984       $ 694     $   16
                                                                                      ======       =====     ======

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid.................................................................     $   68       $ 294     $  531
                                                                                      ======       =====     ======
   Interest paid to related party................................................     $  390       $ 694     $  610
                                                                                      ======       =====     ======
   Income taxes paid    .........................................................     $  100       $  --     $   --
                                                                                      ======       =====     ======
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES:
   Issuance of stock warrants to related party...................................     $  110       $ 267     $   --
                                                                                      ======       =====     ======
   Issuance of stock warrant.....................................................     $    7       $  --     $   --
                                                                                      ======       =====     = ====
   Conversion of debt to equity..................................................     $   --       $  --     $  210
                                                                                      ======       =====     ======
   Conversion of note receivable from related party into common stock of related
      party                                                                           $1,000       $  --     $   --
                                                                                      ======       =====     ======

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

         In September 1997, ILD acquired the Operator Services Division of WorldCom, Inc. ("WorldCom") (See Note 17). The assets acquired by ILD include the operator services and long distance customer contracts, operator service centers, switching facilities, billing and collection operations and inmate operator services businesses. This acquisition by ILD lowered the Company's ownership percentage to 59.3%.

         In December 1997, ILD acquired all of the outstanding common stock of Interlink Telecommunications, Inc., a switched reseller of long distance services and provider of enhanced services including operator services, prepaid debit cards and prepaid local service. This acquisition by ILD lowered the Company's ownership percentage to 53.7%.

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

         On April 3, 1998 the Company sold 1,539 shares of its Series A preferred stock in ILD Telecommunications, Inc. to SMCO Investments, LLC. This transaction lowered the Company's ownership percentage to 42.0% as of April 3, 1998. The Company recognized a gain on the sale in the amount of $1.8 million.

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

         On January 4, 2000 the Company was notified by ILD of its intention to redeem the Company's interest in ILD's Series B preferred convertible stock. ILD was to redeem 5,000 shares for $100 per share plus accrued and unpaid dividends. As of December 31, 2000, ILD had remitted $.3 million to the Company, redeeming 1,975 shares of the Series B preferred convertible stock and became current on all accrued and unpaid dividends. As a result of the transaction, the Company recorded a $.1 million gain on the sale of the stock to ILD. Proceeds from the sale were used for general operating purposes.

         On April 11, 2000 the Company sold the majority of its remaining interest in ILD. The 70,608 shares (Series A and common shares combined) of ILD were sold to Banca del Gottardo for $220 per share for total proceeds of $15.5 million. The Company recognized a $13.1 million gain on the sale. Accordingly, the Company discontinued reporting its investment in ILD on the equity method under the caption "Investment in Unconsolidated Subsidiary", and no longer reports a portion of gains and losses from ILD in its financial statements.

         As of December 31, 2000 and 1999, the Company's ownership percentage in ILD was 2.7% and 30.0%, respectively.

         As of December 31, 2000 and for the period from April 2000 to December 31, 2000, the Company's investment in ILD is accounted for using the cost method of accounting. As of December 31, 1999 and for the year then ended, the Company's investment in ILD is accounted for under the equity method of accounting. As of December 31, 1998 and for the period from March 1998 to December 31, 1998, the Company's investment is accounted for under the equity method of accounting.

Equipment Revenue Recognition: Revenues from sales of telephones and related products are recognized upon shipment to customers.

         In December 1999, the Securities & Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. Adoption of SAB 101 did not have a material effect on the financial statements.

Advertising: The Company's advertising expenditures, which consist primarily of advertisements placed in trade publications and participation in trade shows, are expensed as incurred. The Company incurred $.06 million, $.4 million and $.7 million of advertising expenses for the years ended December 31, 2000, 1999 and 1998, respectively.

Cash and Cash Equivalents: Cash and cash equivalents include short-term liquid investments purchased with remaining maturities of three months or less.

Software Development Costs: The Company had capitalized costs related to the development of certain software products. In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" ("FAS 86"), capitalization of costs begins when technological feasibility has been established and ends when the product is available for general release to customers. Amortization is computed on an individual product basis based on the product's estimated economic life using the straight-line method.

         The amounts of software development costs capitalized for the years ended December 31, 2000, 1999 and 1998 were zero, $1.0 million and $1.0 million, respectively. The Company recorded zero, $.9 million and $.6 million of software amortization expense for the years ended December 31, 2000, 1999 and 1998, respectively. For the year ended December 31, 1999, the Company recognized an impairment in value of capitalized software development costs of $2.5 million, which is included in cost of sales in the statement of operations for those years (See Note 2).

Receivables: Receivables consist of trade accounts receivable and notes receivable. Trade accounts receivable represents amounts owed by various customers for equipment sales. The amount of trade accounts receivable as of December 31, 2000 and 1999 is $1.3 million and $1.1 million. The allowance for doubtful accounts related to the trade accounts receivable as of December 31, 2000 and 1999 is $.7 million and $.4 million, respectively. The Company's credit department determines collectibility based on customer contact and financial information made available to the Company.

         Also included in receivables at December 31, 2000 and 1999, is a $1.2 million note receivable, net of allowance of $.8 million and $.4 million, respectively, due from New York City Telecommunications ("NYCT'). The NYCT note, due on December 31, 2001, provides for the monthly payment of interest and principal of $34,238. Through June 1999, NYCT had serviced the note timely and in full at which time the outstanding principal of the note was $1.2 million. Since that time no payments had been received and, as a result, the Company initiated legal action for the immediate collection of the principal balance pursuant to NYCT being in default of the note agreement. In January 2001 the Company entered into a settlement agreement whereby NYCT agreed to pay the Company $.4 million in cash, relieve an outstanding payable of $.1 million due from the Company and exchange shares of the Company (owned by NYCT) for shares of NYCT (owned by the Company). The net note receivable for at December 31,2000, of $.4 million reflects the net amount collected from NYCT on February 26, 2001.

         The note receivable from Wireless WebConnect!, Inc. of $.8 million at December 31, 2000, represents amounts advanced to Wireless WebConnect! pursuant to a $1.5 million, 8% promissory note. The note and any accrued unpaid interest (See Note 22), is due August 29, 2001. Under the terms of the Agreement and Plan of Merger with Wireless WebConnect!, Inc., all outstanding principal and accrued unpaid interest will be forgiven upon completion of the merger.

         The receivables from related party is presented net of reserve for uncollectible accounts of $.3 million as of December 31, 2000. These receivables consist of amounts due for management and administrative services provided to ILD Telecommunications.

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

Major Customers: The Company had four customers who accounted for 21.1% or $.9 million, 11.8% or $.5 million, 10.8% or $.5 million and 10.1% or $.4 million of the Company's revenues in 2000, three customers who accounted for 25.5% or $2.8 million, 14.6% or $1.6 million, and 10.2% or $1.1 million of the Company's revenues in 1999 and one single customer who accounted for 11.1%, or $1.5 million of the Company's revenues in 1998.

Information about Geographic Areas: For the years ended December 31, 2000, 1999 and 1998, the Company had sales, to customers in the United States of $3.6 million or 85% of total sales, $7.7 million, or 69% of total sales and $11.1 million, or 80% of total sales, respectively.

         The Company's sales to customers in foreign countries represented $.6 million or 15% of total sales, $3.4 million, or 31% of total sales and $2.8 million, or 20% of total sales for the years ended December 31, 2000, 1999 and 1998, respectively. Sales to Canadian companies represented $2.8 million or 82% of sales to foreign countries in 1999. There were no sales to Canadian companies in 2000 or 1998.

Inventories: Inventories are stated at the lower of cost or market with cost determined on a first-in, first-out method. Costs include acquisition costs of purchased components, freight costs, labor and overhead. Included in cost of sales for the year ended December 31, 2000, are charges totaling $1.9 million, recorded to reduce inventory to its estimated net realizable value based on information obtained by management during its efforts to sell the inventory.

Debt Issuance Costs: The stock purchase warrants issued in connection with the issuance of debt obligations are valued by the Company based on the Black-Scholes model. The Company defers costs incurred directly in connection with the issuance of debt obligations and charges such costs to interest expense based on the interest method, over the terms of the respective debt agreements (See Note 6).

Fixed Assets: Fixed assets are recorded at cost. Depreciation expense is computed by the straight-line method over the estimated useful lives of the related assets, where the useful lives range from three to five years. Maintenance and repairs are expensed as incurred while replacements and betterments are capitalized.

Intangible Assets: Intangible assets consisted primarily of the cost in excess of net assets of acquired businesses. These assets were amortized using the straight-line method over 20 to 25 years. Based on its most recent analysis, the Company determined that its goodwill existing at December 31, 1999 was fully impaired and accordingly, the Company has written off goodwill in the amount of $.7 million (See Note 2).

Long-Lived Assets: The Company periodically reviews the values assigned to long-lived assets, such as property and equipment, to determine if any impairments have occurred. Provisions for asset impairment are based on discounted cash flow projections in accordance with Statement of Financial
Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and such assets are written down to their estimated fair value.

Other Assets: Other assets consists principally of net debt costs and investments in stock of third parties. At December 31, 2000 and 1999 $.1 million and $.3 million, respectively, of other assets represents a 3% equity ownership position in NYCT which prior to 1999 was recorded on the balance sheet for $.5 million. As part of a settlement agreement reached with NYCT in January 2001, the Company has determined the current value of this investment to be $.1 million and has reduced the investment accordingly.

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

Comprehensive Income: Effective December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. It requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. There were no items of comprehensive income for the years ended December 31, 2000, 1999 and 1998.

Segments of an Enterprise and Related Information: The Company has one reportable industry segment the equipment segment. The equipment segment manufactures and sells payphones, switches and related software. The services segment, which was discontinued effective October 21, 1999 (See Note 17), provided billing and collection services to owners of payphones who utilize the Company's automated operator technology.

Accounting for Derivative Instruments: In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which, as amended by FAS 137, is effective for fiscal years beginning after June 15, 2000, was issued. Earlier application for certain provisions of this standard is permitted. FAS 133 establishes accounting and reporting standards for derivative instruments. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the financial statements and measure those instruments at fair value, and it defines the accounting for changes in the fair value of the derivatives depending on the intended use of the derivative. Adoption of FAS 133 did not have a material impact on the Company's results of operations, financial position or cash flows.

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

Note 2--Asset Impairment

         The continued decline in the public payphone equipment market during 1999 coupled with the discontinuation of certain product lines and the billing services segment, led the Company to review the goodwill and capitalized software costs for impairment.

         During the fourth quarter of 1999, the Company calculated the estimated future cash flows, undiscounted and before interest, from continuing operations over a three-year period and determined the goodwill related to the McAllen manufacturing plant to be impaired as prescribed under FAS 121. Consequently, the Company estimated the fair value of the goodwill based on a discounted cash flow analysis and concluded that the net book value of this asset of $.7 million needed to be written-off.

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


Note 3--Recurring Losses from Operations, Working Capital Funding

         For the years ended December 31, 2000 and 1999, the Company has continued to experience significant losses from operations, resulting primarily from a continuous decrease in revenues due to the decline in the payphone equipment industry. As a result, the Company has faced difficulty in funding its operations from internal sources and meeting its cash obligations. During the year, the Company has undertaken significant cost-cutting measures. In addition, the Company has consistently looked for external financial support or has sold existing assets in order to meet these cash obligations.

         Additionally, during the fourth quarter of 1999, the Company received a letter from Banca del Gottardo ("Banca") stating its intention to "Put" to the Company its option to require repayment of the $2.6 million 8% convertible subordinated notes (originally due on December 31, 2000) in December 1999. The Company was able to negotiate an extension of the "Put" option up to June 30, 2000 (See Note 6).

         In order to address their current liquidity needs, the Company sold to Banca del Gottardo, a beneficial owner, the majority of the Company's ownership in ILD. The proceeds from this transaction were $15.5 million. A portion of the proceeds was used to pay down existing debt, including the "Put" due June 30, 2000. The remainder of the proceeds was used to fund operations. Such reduction in debt is expected to deleverage the Company and put management in a better position to move forward with their current business plan.


Note 4--Inventories

         The components of inventories are (in thousands):

                                                                                                     December 31,
                                                                                                     ------------
                                                                                                   2000      1999
                                                                                                   ----      ----

Raw materials...............................................................................       $3,037   $3,362
Work in process.............................................................................          498      133
Finished goods..............................................................................          155    1,003
                                                                                                   ------   ------
                                                                                                    3,690    4,498
Less reserves for obsolescence..............................................................       (3,341)  (1,410)
                                                                                                   ------   ------
Net inventory...............................................................................       $  349   $3,088
                                                                                                   ======   ======



Note 5--Fixed Assets

         The components of fixed assets are (in thousands):

                                                                                          December 31,
                                                                                          -----------
                                                                                       2000         1999
                                                                                       ----         ----


Office equipment................................................................        $3,340     $3,404
Tooling and other equipment.....................................................         5,001      5,001
                                                                                        ------     ------
                                                                                         8,341      8,405
Less accumulated depreciation...................................................        (7,833)    (7,425)
                                                                                        ------     ------
                                                                                         $ 508     $  980
                                                                                         =====     ======


         Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $.4 million, $.5 million and $.7 million, respectively.

Note 6--Long-term Debt and Line of Credit

         The Company's debt consisted of the following (in thousands):
                                                                                                   December 31,
                                                                                                   ------------
                                                                                               2000           1999
                                                                                               ----           ----

8% Convertible subordinated notes, due 2000 to related party.......................             $   --       $2,630
8% Convertible subordinated notes, due 2001 to related party.......................                 --        5,000
7% Convertible subordinated notes, due 2004 to related party.......................              2,000        2,000
                                                                                                ------       ------
                                                                                                 2,000        9,630
Less: Unamortized debt discount....................................................               (116)        (443)
                                                                                                ------       ------
                                                                                                 1,884        9,187
Less: Current portion of long-term debt............................................                 --       (7,630)
                                                                                                ------       ------
        Total long-term debt.......................................................             $1,884       $1,557
                                                                                                ======       ======


         On December 29, 1995 the Company completed the sale of $7.5 million of 8.0% convertible subordinated notes, due December 31, 2000, to Banca Del Gottardo with the proceeds used to repay the previous lender and for working capital purposes. The notes were issued with warrants to purchase 300,000 shares of the Company's common stock at $4.20 per share. As a result of activating certain anti-dilution provisions, the warrants entitle the holder to purchase 418,507 shares of common stock, exercisable at $3.01 per share. The unamortized portion of the deferred debt costs recorded by the Company in connection with those warrants was zero and $42,081 as of December 31, 2000 and 1999. Additionally, a third party holds an additional warrant to purchase 313,500 shares of common stock exercisable at $2.68 per share. The notes were convertible into 1,785,714 shares of the Company's common stock at a price of $4.20 per share. As of December 31, 1998, $4.87 million of the Banca Del Gottardo Notes were converted to 1,159,517 shares of the Company's common stock. The Company paid the remaining principal balance of $2.63 million plus accrued interest in April 2000 prior to its maturity date, and as a result incurred a $.2 million extraordinary expense related to the early extinguishment of debt.

         On October 21, 1999 the Company received notice from Banca del Gottardo of its intent to "Put" to the Company the balance of the 8.0% convertible subordinated notes due December 31, 2000. The agreement, relating to such convertible debt included a put option, giving Banca del Gottardo the right to require payment for the outstanding balance of the notes on December 31, 1999.

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

         On November 22, 1996 the Company completed the sale of $5.0 million of 8.0% convertible subordinated notes, due November 22, 2001, to Banca Del Gottardo, with the proceeds used to repay a portion of the previous lender's debt and for working capital purposes. These notes contain an optional redemption clause ("Put") where, on November 22, 2000, at the holder's discretion, the holder can Put to the Company the balance of the notes at 106% of the outstanding principal amount. The notes were issued with warrants to purchase 200,000 shares of the Company's common stock at $5.00 per share. As a result of activating certain anti-dilution provisions, the warrants entitle the holder to purchase 255,643 shares of Common Stock, exercisable at $3.91 per share. The unamortized portion of the deferred debt costs recorded by the Company in connection with those warrants was zero and $153,334 as of December 31, 2000 and 1999. In addition, a third party holds an additional warrant to purchase 209,473 shares of common stock at $3.58 per share. The notes were convertible into one million shares of the Company's common stock at a price of $5.00 per share. The Company repaid $4.8 million of the outstanding principal balance in April 2000 and the remaining $.2 million principal balance in November 2000.

         Total interest paid to Banca del Gottardo for the years ended December 31, 2000 and 1999 was $.4 million and $.7 million, respectively.

         On February 15, 1994 the Company issued a $1.0 million, 10.0%, convertible, subordinated note to T.J. Berthel Investments, L.P., whose ownership also controls 3.9% of the Company's outstanding common stock. Interest was payable quarterly and commenced March 31, 1994. The Company paid the entire principal amount, including accrued interest, on April 9, 1999.

         On April 9, 1999 the Company obtained bridge financing of $1.0 million from Banca del Gottardo for the purpose of satisfying all obligations to T.J. Berthel Investments.

         On June 11, 1999 the Company completed the sale of $2.0 million of a 7.0% convertible subordinated note, due June 11, 2004, to Banca del Gottardo. $1.0 million of the net proceeds from the sale of the note was used to repay the bridge financing, with the balance utilized for working capital. The note was issued with warrants to purchase 200,000 shares of the Company's common stock at $1.55 per share. The unamortized portion of deferred debt costs recorded by the Company in connection with those warrants was $109,779 and $141,779 as of December 31, 2000 and 1999, respectively. The note is convertible into 1,290,323 shares of the Company's common stock at a price of $1.55 per share. Interest is payable semi-annually beginning December 1999.

         On January 27, 1999, the Company closed and commenced funding under a Receivable Sale Agreement (the "RFC Agreement") with RFC Capital Corporation ("RFC") pursuant to which RFC has agreed to purchase from the Company certain telecommunication receivables generated by the Company in the ordinary course of the Company's business. The proceeds from the initial sale of receivables were used to pay all of the Company's obligations to Finova and for working capital purposes. The RFC Agreement calls for RFC to purchase eligible receivables from the Company from time to time upon presentation thereof for a purchase price equal to the net value of such receivables. Net value is designed to yield RFC an effective rate of prime plus 2.75% plus allow RFC to retain a holdback of 5.00% of the face amount of the receivables, net of collections, against future collection risk. For the years ended December 31, 2000 and 1999, the Company incurred $.04 million and $.2 million, respectively, of interest expense relating to this agreement. Under the RFC Agreement, the Company performs certain servicing, administrative and collection functions with respect to the receivables sold to RFC. Also, pursuant to the terms of the RFC Agreement, the Company has granted to RFC a security interest in and to the Company's receivables not sold to RFC and the Company's customer base relating to the generation of such accounts receivable. The RFC Agreement expired on December 21, 2000.

         Aggregate maturities of long-term debt in the next five years are $2.0 million in 2004.


Note 7--Accrued Expenses

         Accrued expenses as of December 31, 2000 and 1999 consist of the following (in thousands):

                                                                                   December 31,
                                                                                   ------------
                                                                                  2000      1999
                                                                                  ----      ----

   Salaries and benefits.....................................................     $178      $331
      Taxes..................................................................      123       134
   Warranty reserve..........................................................       95       100
   Interest..................................................................       12        45
                                                                                  ----      ----
                                                                                  $408      $610
                                                                                  ====      ====

Note 8--Stock-based Compensation

         As permitted under FAS 123, the Company applies APB 25, and related interpretations, in accounting for its employee stock options. In accordance with APB 25, no compensation expense or unearned compensation was recorded for the years ended December 2000, 1999 and 1998. As discussed in Note 1, the Company has adopted the disclosure-only provisions of FAS 123. Had compensation cost for the Company's stock option plans been determined based on the fair value provisions of FAS 123, the Company's net income (loss) per share would have been decreased or increased to the pro forma amounts indicated below:

                                                                                       Year Ended December 31,
                                                                                       -----------------------
                                                                                   2000            1999           1998
                                                                                   ----            ----           ----
Net income (loss)
   As reported............................................................     $ 2,573,000    $ (9,988,000)    $(1,856,000)
      Pro forma............................................................    $ 2,428,000    $(10,320,000)    $(2,410,000)
Basic net income (loss) per share
   As reported............................................................           $0.20          $(0.82)         $(0.19)
   Pro forma..............................................................           $0.19          $(0.85)         $(0.24)
Diluted net income (loss) per share
   As reported............................................................           $0.19          $(0.82)         $(0.19)
   Pro forma..............................................................           $0.18          $(0.85)         $(0.24)

         The pro forma disclosures provided are not likely to be representative of the effects on reported net income or loss for future years due to future grants and the vesting requirements of the Company's stock option plans. The fair value of each grant is estimated on the date of grant using the Black-Scholes Option pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 1999 and 1998:

                                                                                    Year Ended December 31,
                                                                                    -----------------------
                                                                                      1999         1998
Dividend yield...................................................................     --            --
Expected volatility..............................................................    51.20%       46.85%
Risk free interest rate..........................................................     4.94%        5.59%
Option term......................................................................   10 years     10 years

         The weighted average fair value for all options granted in 1999 and 1998 was $2.03 and $2.86, respectively. There were no options granted during the year ended December 31, 2000.

Note 9--Stock Option Plans

         The Company maintains a Nonqualified Stock Option ("NSO") Plan, an Incentive Stock Option ("ISO") Plan (as amended), a Directors' Stock Option Plan ("DSO") (adopted in 1991) and Other Directors' Options Plan. The number of shares which may be granted under the NSO, ISO Plans, DSO Plans and Other Directors' Option Plan may not exceed 600,000, 1,304,400, 350,000 and 67,500, respectively. ISO's and NSO's are exercisable at such times and in such installments as the Organization and Compensation Committee of the Board of Directors (the "Committee") shall determine at the time of grant. In the case of ISO's and DSO's, the option price of the shares cannot be less than the fair market value of the underlying common stock at the date of the grant. In the case of NSO's, the option price is determined by the Committee and cannot be less than 85% of the fair market value of the underlying common stock. Options expire at such time as the Committee shall determine at the time of grant, but in the case of ISO's and DSO's no later than ten years from the grant date. Options vest as follows: 50% on December 31 of the year of grant and 25% on December 31 of the following two years. All options granted under all plans in 1999 and 1998 were issued with strike prices equal to the fair market value of the Company's common stock on the date of grant.

NSO, ISO, DSO Plans

         Stock option activity under the NSO, ISO, DSO and Other Directors' Options Plans was:

                                  NSO                     ISO                      DSO            Other Directors' Options
                                  ---                     ---                      ---            ------------------------
                                     Weighted                Weighted              Weighted                 Weighted
                                      Average                 Average               Average                  Average
                                       Option                  Option                Option                   Option
                          Options       Price     Options       Price    Options      Price      Options       Price
                          -------       -----     -------       -----    -------      -----      -------       -----


Outstanding at
   December 31, 1997...  600,000        $4.61  1,197,505        $5.17   170,000       $5.64      60,000       $11.08
Granted................       --           --    207,500        $4.27    30,000       $4.56          --           --
Exercised..............       --           --    (46,715)       $3.96        --          --          --           --

Canceled...............       --           --   (129,085)       $5.49        --          --     (15,000)      $ 7.56
                         -------                --------                -------       -----     -------
Outstanding at
   December 31, 1998...  600,000        $4.61  1,229,205        $5.03   200,000       $5.48      45,000       $12.25
Granted................       --           --      6,500        $3.00        --          --          --           --

Canceled...............       --           --   (308,950)       $5.32   (80,000)      $5.23     (32,500)      $11.87
                         -------                --------                -------                 -------
Outstanding at
   December 31, 1999...  600,000        $4.61    926,755        $4.92   120,000       $5.64      12,500       $13.25
Granted................       --           --
Canceled...............  (70,000)          --   (128,795)       $4.55  (30,000)       $3.50     (12,500)      $13.25
                          ------                --------               -------                  -------
Outstanding at
   December 31, 2000...  530,000        $4.19    797,960        $4.93   90,000        $6.35          --       $   --
                         =======                 =======                ======                  ========      ======



         At December 31, 2000, there were 70,000 shares available for grant under the NSO. At December 31, 1999 and 1998, there were no shares available to be granted under the NSO plan.

         At December 31, 2000,  1999 and 1998,  there were 133,100,  4,305,  and
392,455 shares, respectively, available for grant under the ISO Plan.

         At December 31, 2000,  1999 and 1998,  there were 210,000,  180,000 and
100,000 shares, respectively, available for grant under the DSO Plan.

         At December 31,  2000,  1999 and 1998,  there were  67,500,  55,000 and
22,500 shares, respectively, available for grant under the Other Directors' Options Plan.

         The following table summarizes options exercisable under each plan at the end of each year:

                                                                                     Options      Weighted Average
                                                                                   Exercisable     Exercise Price
                                                                                   -----------     --------------

At December 31, 1998:
   NSO Plan......................................................................       600,000             $4.61
   ISO Plan......................................................................     1,071,580             $5.12
   DSO Plan and other Director's Options.........................................       235,000             $6.81
At December 31, 1999:
   NSO Plan......................................................................       600,000             $4.61
   ISO Plan......................................................................       873,255             $4.96
   DSO Plan and other Director's Options.........................................       132,500             $6.36
At December 31, 2000:
   NSO Plan......................................................................       530,000             $4.19
   ISO Plan......................................................................       797,960             $4.93
   DSO Plan and other Director's Options.........................................        90,000             $6.35


         The following tables summarize information about the fixed-price stock options outstanding at December 31, 2000:

NSO Plan
                                                Options Outstanding
                                                -------------------
                                                  Weighted-Average
        Range of              Outstanding                Remaining        Weighted-Average
    Exercise Prices           at 12/31/00         Contractual Life          Exercise Price
    ---------------           -----------         ----------------          --------------

                  $3.625          430,000                1.9 years                   $3.63
                  $6.625          100,000                 .1 years                   $6.63
                                  -------

          $3.625 - 6.625          530,000                1.6 years                   $4.19
                                  =======



ISO Plan
                                                Options Outstanding
                                                -------------------
                                                  Weighted-Average
        Range of              Outstanding                Remaining        Weighted-Average
    Exercise Prices           at 12/31/00         Contractual Life          Exercise Price
    ---------------           -----------         ----------------          --------------

                  $1.688           25,000                8.0 years                   $1.69
            $3.00 - 4.50          381,200                3.3 years                   $3.80
          $4.625 - 6.625          291,760                6.4 years                   $5.03
          $8.00 - 10.375          100,000                2.9 years                   $9.78
                                  -------

         $1.688 - 10.375          797,960                4.5 years                   $4.93
                                  =======


DSO Plan & Other Directors' Options

                                                Options Outstanding
                                                -------------------
                                                  Weighted-Average
        Range of              Outstanding                Remaining        Weighted-Average
    Exercise Prices           at 12/31/00         Contractual Life          Exercise Price
    ---------------           -----------         ----------------          --------------

                   $4.56           30,000                7.1 years                   $4.56
                   $6.25           40,000                2.2 years                   $6.25
                   $9.25           20,000                3.1 years                   $9.25
                                   ------

            $4.56 - 9.25           90,000                4.0 years                   $6.35
                                   ======



Note 10--Employee Stock Purchase Plan

         On November 16, 1995 the Company adopted the Intellicall Employee Stock Purchase Plan (the "ESPP"). After the offering period ending December 31, 2000, there remain authorized and available for sale to employees an aggregate of 248,143 shares of the Company's common stock. The maximum number of shares available for sale under the ESPP is determined on the date of grant and equals the sum of the payroll deductions authorized by each participating employee (up to 10.0% of regular pay) divided by 85.0% of the lower of the fair market value of a share of common stock on either the first or last trading day of each offering period. Each offering period is approximately six months in duration and commences on the first trading day on or after January 1 and terminates on the last trading day ending the following June 30, or commences on the first trading day on or after July 1 and terminates on the last trading day ending the following December 31. Under the ESPP, 3,335 shares were issued at $3.347 for the offering period ended June 30, 1998; 1,603 shares at $1.859 for the offering period ended December 31, 1998; 5,790 shares at $1.06 for the offering period ended June 30, 1999; 719 shares at $.956 for the offering period ended December 31, 1999; 995 shares at $.691 for the offering period ended June 30, 2000 and 1,422 shares at $.638 for the offering period ended December 31, 2000.

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

At December 31, 2000, there were 3,227,583 shares of common stock reserved for options and warrants. At December 31, 2000, there were 248,143 shares of common stock reserved for the Company's Employee Stock Purchase Plan.

Preferred Stock: On July 21, 1997 (the "Closing Date") the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with four institutional investors (the "Investors") pursuant to which the Investors purchased $4,000,000 of the Company's Series A Convertible preferred stock (the "preferred stock"). The Company utilized the net proceeds from the sale of the preferred stock (approximately $3,800,000) to pay down indebtedness to Finova. As of December 31, 1999, all of the Company's Series A convertible preferred stock had been converted into 2.5 million shares of common stock.

Common Stock Purchase Warrants: In connection with the December 29, 1995 subordinated debt issuance discussed in Note 7, and a result of activating certain anti-dilution provisions, Banca Del Gottardo holds warrants entitling the holder to purchase 418,507 shares of common stock, exercisable at $3.01 per share. These warrants vested immediately and expire upon the date of maturity of the underlying debt. The expiration date and the exercise price of these warrants were amended in connection with merger with Wireless WebConnect!, Inc (See Note 23) (See table on F-21).

         In connection with the issuance of the subordinated debt, a third party holds an additional Warrant to purchase 313,500 shares of common stock exercisable at $2.68 per share. These warrants vested immediately and expire upon the date of maturity of the underlying debt. The expiration date and the exercise price of these warrants were amended in connection with merger with Wireless WebConnect!, Inc. (See table on F-21).

         On November 22, 1996, the Company issued additional subordinated debt to Banca Del Gottardo as discussed in Note 7, and as a result of activating certain anti-dilution provisions, Banca Del Gottardo holds warrants entitling the holder to purchase 255,643 shares of common stock at $3.91 per share. In addition, a third party holds an additional warrant to purchase 209,473 shares at $3.58. These warrants vested immediately and expire upon the date of maturity of the underlying debt. The expiration date and the exercise price of these warrants were amended in connection with merger with Wireless WebConnect!, Inc. (See table on F-21).

         On June 11, 1999, the Company issued additional subordinated debt to Banca del Gottardo as discussed in Note 7. The notes were issued with warrants to purchase 200,000 shares of the Company's common stock at $1.55 per share. The exercise price of these warrants was amended in connection with merger with Wireless WebConnect!, Inc. (See table on F-21).

         On December 30, 1999 the Company issued warrants to purchase 200,000 shares of its Common Stock at a price of $1.00 per share to Banca del Gottardo (See Note 6). The exercise price of these warrants was amended in connection with merger with Wireless WebConnect! (See table on F-21).

         On July 11, 2000 the Company issued warrants to purchase 100,000 shares of the Company's common stock at $1.25 per share and warrants to purchase 100,000 shares of the Company's common stock at $1.00 per share to Banca del Gottardo. These warrants were issued in lieu of transaction fees for the sale of the Company's interest in ILD to Banca del Gottardo and subsequent retirement of the $2.6 million 8% convertible, subordinated notes due December 31, 2000 and $4.8 million of the $5.0 million 8% convertible, subordinated notes due November 22, 2000. The Company recorded the fair value of the warrants as additional paid in capital.

         Pursuant to certain provisions associated with warrants issued in connection with the Banca del Gottardo debt financing, the merger with Wireless WebConnect!, Inc., which was consummated March 30, 2001, triggered anti-dilution treatment and resulted in adjustments to the price of warrants issued to Banca del Gottardo. On December 19, 2000, Banca del Gottardo agreed to amend the anti-dilution provision of the warrant agreements subject to the completion of the merger. The amendments allow for adjustment to warrant prices while warrant quantities remain the same. Additionally, the expiration date on two warrants was extended.

         The table below details the impact of anti-dilution provisions before and after the effect of the warrant amendments.

                                                              Value                Value                Value
                                                         Before Merger,         After Merger        After Merger
                                                        Before Amendment      Before Amendment     After Amendment
                                                        ----------------      ----------------     ---------------

BANCA DEL GOTTARDO WARRANTS
Warrant #1-December 2001 Expiration
  Quantity of Purchase Warrant.......................               418,507            1,116,018             418,507
  Stock Strike Price.................................                 $3.01                $1.13               $1.00
  Expiration Date....................................         December 2000        December 2000       December 2001
Warrant #2-December 2002 Expiration
  Quantity of Purchase Warrant.......................               255,643              681,715             255,643
  Stock Strike Price.................................                 $3.91                $1.47               $1.00
  Expiration Date....................................         November 2001        November 2001       December 2002
Warrant #3-June 2004 Expiration
  Quantity of Purchase Warrant.......................               200,000              533,333             200,000
  Stock Strike Price.................................                 $1.55                 $.58                $.69
  Expiration Date....................................             June 2004            June 2004           June 2004
Warrant #4-December 2004 Expiration
  Quantity of Purchase Warrant.......................               200,000              533,333             200,000
  Stock Strike Price.................................                 $1.00                 $.38                $.44
  Expiration Date....................................         December 2004        December 2004       December 2004
Warrant #5-April 2005 Expiration
  Quantity of Purchase Warrant.......................               100,000              266,667             100,000
  Stock Strike Price.................................                 $1.00                 $.38                $.44
  Expiration Date....................................            April 2005           April 2005          April 2005
Warrant #6-April 2005 Expiration
  Quantity of Purchase Warrant.......................               100,000              266,667             100,000
  Stock Strike Price.................................                 $1.25                 $.47                $.55
  Expiration Date....................................            April 2005           April 2005          April 2005


THIRD PARTY WARRANTS
Warrant #1- June 2004 Expiration
  Quantity of Purchase Warrant.......................               313,500              836,001             313,500
  Stock Strike Price.................................                 $2.68                $1.00                $.89
  Expiration Date....................................             June 2004            June 2004           June 2004
Warrant #2- June 2004 Expiration
  Quantity of Purchase Warrant.......................               209,473              558,593             209,473
  Stock Strike Price.................................                 $3.58                $1.34               $1.00
  Expiration Date....................................             June 2004            June 2004           June 2004

         In addition, on August 10, 1999 the Company issued a warrant, effective June 21, 1999 to Paytel Canada, Inc. (the "Holder") entitling the holder to subscribe for and purchase, during the period specified in the warrant, 500,000 shares of common stock. This warrant has been granted to the Holder in exchange for its commitment to purchase up to $30.0 million of products and services from the Company. For each $1.0 million actually received by the Company from the Holder for payment of purchases of products and services from the Company from and after the date of this warrant, there shall vest in the Holder the right to purchase 12,500 shares of common stock at a price of $1.30 per share.

         In addition, upon receipt by the Company from the Holder of aggregate payments equal to $30.0 million, there shall vest in the Holder the right to purchase an additional 125,000 shares of common stock at a price of $1.30 per share.

         The warrant is effective June 21, 1999 and expires on January 19, 2004. On April 14, 2000, payments from the Holder reached $1,000,000 immediately vesting 12,500 warrants. The Company recorded the fair value of the warrants at $7,237 based on a Black-Sholes calculation. No additional warrants were issued subsequent to April 2000.

         The majority of the current year provision results from the benefit recognized in 1999.


Note 12 --Profit Sharing Plan

         The Company has a 401K profit-sharing plan covering all employees who have attained the age of twenty-one. The Company matches employees'
contributions  up  to  a  maximum  of  1.5%  of   compensation.   The  Company's
contributions for the years ending December 31, 2000, 1999 and 1998 were $27,153, $53,535 and $61,774, respectively.


Note 13--Income Taxes

         The  components of the income tax expense  (benefit) are as follows (in thousands):
                                                                                     2000       1999       1998
                                                                                     ----       ----       ----

   Current:
    Federal..................................................................      $   83    $    --      $  --

    State....................................................................          10         --         --
                                                                                   ------    -------      -----

 Total current...............................................................          93         --         --
                                                                                   ------    -------      -----
 Deferred
    Federal..................................................................       1,500     (1,500)        --

    State....................................................................          --         --         --
                                                                                   ------    -------      -----

 Total deferred..............................................................       1,500     (1,500)        --
                                                                                   ------    -------         --
 Total income tax expense (benefit)..........................................      $1,593    $(1,500)     $  --
                                                                                   =======   =======      =====

         The majority of the current year provision results from the reversal of the benefit recognized in 1999.

         Differences   between  the  expected   income  tax  expense   (benefit)
calculated using the statutory federal income tax rate and the actual income tax provision are (in thousands):

                                                                                           Year Ended December 31,
                                                                                           -----------------------
                                                                                        2000        1999       1998
                                                                                        ----        ----       ----

Expected income tax expense (benefit) at the statutory rate.........................     $1,567    $(3,905)    $ (631)
Amortization of cost in excess of net assets of acquired businesses.................         --        255         31
Other
   Other............................................................................       (143)         2         (1)
   Operating loss not benefited.....................................................        169      2,148        601
                                                                                         ------    -------     ------
Income tax expense (benefit) provision..............................................     $1,593    $(1,500)    $   --
                                                                                         =======   =======     ======

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

         Significant components of the Company's deferred tax assets and deferred tax liabilities under FAS 109 are (in thousands):

                                                                                                   December 31,
                                                                                                   ------------
                                                                                                2000          1999
                                                                                                ----          ----
Deferred tax assets:
   Bad debt reserves.......................................................................     $ 379      $   239
   Investment in subsidiary................................................................       525        1,100
   Other reserves and accruals.............................................................     1,294          654
   Net operating loss carryforwards........................................................    16,772       18,228
   Unused alternative minimum tax credits..................................................       210          127
   Deferred revenue........................................................................       439          420
   Depreciation and amortization...........................................................       181          363
                                                                                               ------      -------
Total gross deferred tax assets............................................................    19,800       21,131
Less valuation allowance...................................................................   (19,800)     (19,631)
                                                                                             --------      -------
Net deferred tax assets....................................................................  $     --      $ 1,500
                                                                                             ========      =======

         The valuation allowance on deferred tax assets reflects the Company's uncertainty regarding realization of such assets due to recent operating loss trends.

         At December 31, 2000 the Company has net operating loss carryforwards of approximately $49.3 million for federal income tax reporting purposes. Such carryforwards, which may provide future tax benefits, expire as follows:


2007.........................................................       $   300
2008.........................................................        16,000
2009.........................................................        11,000
2010.........................................................         2,000
2011.........................................................         8,000
2018.........................................................         7,000
2019.........................................................         5,000
                                                                    -------
                                                                    $49,300
                                                                    =======

         Additionally, in conjunction with the Alternative Minimum Tax ("AMT") rules, the Company has available an AMT credit carryforward for tax purposes of $209,755. Such credit may be carried forward indefinitely as a credit against regular tax liability. The increase in AMT credit carryforwards for tax purposes of $83,214 represents the Company's current year AMT liability.

Note 14--Basic and Diluted Net Loss Per Share

         Basic and diluted net loss per share has been computed in accordance with FAS 128 and is based on the weighted average number of common shares outstanding during 2000, 1999 and 1998. The weighted average shares of common stock outstanding were 13,056,000, 12,132,000 and 9,927,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

         The diluted per share calculation gives effect to all dilutive potential common shares that were outstanding during the period. The options (See Note 9), the warrants outstanding (See Note 6 and Note 11) and the shares of common stock to be issued upon conversion of debt to equity (See Note 6) at each of the period ends were excluded from the diluted net loss per share calculation for the years ended December 31, 1999 and 1998, as they were anti-dilutive. The total of all dilutive potential common shares that were outstanding during the year ended December 31, 2000 consisted of the following (in thousands):


 Weighted average shares outstanding.........................................       13,056
 Warrants in the money.......................................................           11
 Convertible debt outstanding at December 31, 2000...........................        1,290
 Convertible debt retired during the year ended December 31, 2000............          407
                                                                                    ------
                                                                                    14,764
                                                                                    ======


         All other warrants  outstanding and all options  outstanding during the
year  ended  December   31,2000  were  excluded  from  the  diluted  net  income
calculation as they were anti-dilutive.


Note 15--Commitments

         The Company leases its office space, manufacturing facility, and certain office equipment under operating leases.

         Future minimum rental commitments under noncancelable operating leases are (in thousands):

2001...................................................       $365
2002...................................................        155
2003...................................................         --
2004...................................................         --
2005 and thereafter....................................         --
                                                              ----
                                                              $520
                                                              ====

Total operating lease expense was $429,000, $591,000, and $610,000 for the years ended December 31, 2000, 1999 and 1998, respectively.


Note 16--Fair Value of Financial Instruments

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

         The carrying values and estimated fair values of the Company's financial instruments at December 31 are as follows:

                                                                             2000                      1999
                                                                             ----                      ----
                                                                    Carrying     Estimated     Carrying    Estimated
                                                                     Value      Fair Value      Value      Fair Value
                                                                     -----      ----------      -----      ----------

Cash and cash equivalents........................................     $1,984        $1,984       $  694       $  694
Receivables, net.................................................     $1,013        $1,013       $1,455       $1,455
Receivable from Wireless WebConnect!, Inc........................     $  761        $  761       $   --       $   --
Receivables from related party, net..............................     $  138        $  138       $1,258       $1,258
Accounts payable.................................................     $  703        $  703       $1,798       $1,798
Long-term debt due to related party..............................     $1,884        $1,940       $8,917       $8,389


Note 17--Discontinued Operations

         On September 22, 1999 the Company elected to discontinue its billing services operations effective October 21, 1999. The billing services segment of the Company's business was determined to be unprofitable after taking into account the administrative and support costs for the segment. The Company's billing services system is a combination of hardware and software that performs, without human intervention, all the functions necessary for completing an operator assisted payphone call (i.e., collect, calling card and credit card calls) and a range of other payphone services and features. During the years ended December 31, 2000 and 1999, the Company reported a net loss from discontinued operations of $.3 million and $.7 million, respectively. During the year ended December 31, 1998, the Company reported income from discontinued operations of $.1 million. As a result of this action, the Company's revenues and operating expenses for the periods presented herein reflect only the equipment operations with the net results of the billing services operations reported on its statements of operations under the caption "Income (loss) from discontinued operations." Net revenues related to the discontinued billing services operations were $9.3 million and $25.8 million for the years ended December 31, 1999 and 1998, respectively.

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

Note 18--Acquisitions Made By ILD Telecommunications

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

         The cash proceeds were used to further reduce the Company's indebtedness to Finova. As a result of the reduction in the Company's ownership interest in ILD to 42.9% in March 1998 (See Note 1), the Company recorded a $.8 million gain on the sale of the prepaid services operation with the balance recorded as deferred gain on sale of assets to an unconsolidated investee. As of December 31, 1999, the Company had $.7 million of deferred gain. The $.7 million deferred gain was recognized in 2000 upon the sale of substantially all of the Company's remaining investment in ILD.


Note 19--Related Party Transactions

         As  of  December  31,  2000  Banca  del  Gottardo   beneficially  owned
approximately 29.0% of the Company. The Company entered into various sales and financing transactions with Banca del Gottardo. See Notes 1, 7, and 11.


Note 20--Litigation and Contingencies

         The Company is subject to ordinary legal proceedings incidental to and arising in the normal course of its business. It is the opinion of the management of the Company that the ultimate disposition of these proceedings will not have a material adverse effect on the Company's financial position or results of operations.

Note 21- Quarterly Financial Data (Unaudited) (in thousands except per share amounts)

                                                                                         2000
                                                                                         ----
                                                                                SECOND        THIRD       FOURTH
                                                              FIRST QUARTER     QUARTER      QUARTER      QUARTER
                                                              -------------     -------      -------      -------

 Revenues.................................................       $  929        $1,100        $1,253      $  947
 Gross profit (loss)......................................         (123)           51           193      (1,887)
 Income (loss) from continuing operations.................       (2,160)        7,928          (522)     (2,230)

 Loss from discontinued operations........................           --            --          (117)       (168)
 Income (loss) before extraordinary item..................       (2,160)        7,928          (639)     (2,398)
 Extraordinary item.......................................           --           (97)           --         (61)
 Net income (loss)........................................       (2,160)        7,831          (639)     (2,459)

 Basic income (loss) per share from
   continuing               operations....................        (0.17)         0.61         (0.04)      (0.17)
 Diluted income (loss) per share from
   continuing operations..................................        (0.17)         0.56         (0.04)      (0.17)
 Basic and diluted loss per share from
   discontinued operations................................           --            --         (0.01)         --
 Basic and diluted net loss per share from
   extraordinary item.....................................           --         (0.01)           --       (0.01)
 Basic net income (loss) per share........................        (0.17)         0.60         (0.05)      (0.19)
 Diluted net income (loss) per share......................        (0.17)         0.55         (0.05)      (0.19)

 Weighted average number of basic shares outstanding......       13,056        13,056        13,057      13,057
 Weighted average number of diluted shares outstanding....       13,056        14,386        13,057      13,057


                                                                                      1999
                                                                                SECOND        THIRD       FOURTH
                                                              FIRST QUARTER     QUARTER      QUARTER      QUARTER
                                                              -------------     -------      -------      -------

Revenues..................................................        $4,831     $1,549          $2,830      $1,921

Gross profit (loss).......................................           562       (104)            440      (2,941)

Loss from continuing operations...........................        (1,978)    (2,942)         (1,800)     (2,587)
Loss from discontinued operations.........................          (251)      (117)           (189)       (124)
 Net loss.................................................        (2,229)    (3,059)         (1,989)     (2,711)

Basic and diluted loss per share from continuing
  operations..............................................         (0.16)     (0.24)          (0.15)      (0.21)
Basic and diluted loss per share from
  discontinued operations.................................         (0.02)     (0.01)          (0.02)      (0.01)
Basic and diluted net loss per share......................         (0.18)     (0.25)          (0.17)      (0.22)

Weighted average number of basic and diluted shares
  outstanding.............................................         12,029     12,049          12,055      12,132


         Included in cost of sales for the quarter ended December 31, 2000 is a charge in the amount of $1.55 million recorded to reduce inventory to its net realizable value based on information obtained by management during its efforts to sell the inventory.

Note 22--Subsequent Events

         On March 15, 2001, the Company's shareholders approved the issuance of 21,803,148 shares of the Company's common stock, pursuant to an Agreement and Plan of Merger dated August 29, 2000, by and between the Company, a wholly-owned subsidiary of the Company ("Merger Sub"), and Wireless WebConnect!, Inc. ("Wireless WebConnect!") and approved the resolution to increase the number of authorized shares of common stock to 60,000,000. The merger was completed on March 30, 2001.

         Pursuant to the merger agreement, Merger Sub merged with and into Wireless WebConnect!. Wireless WebConnect! survived the merger and is a wholly-owned subsidiary of the Company. Holders of Wireless WebConnect! common stock received an aggregate of 21,803,148 shares of common stock as part of the merger. The six common shareholders of Wireless WebConnect! own collectively approximately 62.5% of the issued and outstanding shares of the Company's common stock. In addition, on March 15, 2001, the former Wireless WebConnect! employees who became employees of the Company received options to purchase an aggregate of 1,896,500 shares of the Company's common stock under the Company's 1991 Stock Option Plan. The options, which were issued with a strike price of $.40, vest 33% on March 15, 2002 and 33% on March 15 of the following two years, except in the case of 500,000 of the options which vest 50% on March 15, 2002 and 50% on March 15, 2003.

         Wireless WebConnect! is considered the accounting acquirer since the former Wireless WebConnect! shareholders control the Company through their holdings of approximately 62.5% of the combined outstanding shares of the Company's common stock and have control over the Board of Directors of the Company. Because the Company is the legal acquirer, this is considered a "reverse acquisition."

         Wireless WebConnect! plans to discontinue or dispose of the Company's remaining payphone business operations within one year. The Company (the acquiree) will have no continuing operations and Wireless WebConnect! will only be acquiring net assets. Accordingly, the transaction will be accounted for as an acquisition of the net assets of the Company in exchange for stock, similar to a recapitalization of Wireless WebConnect!. The assets acquired and liabilities assumed will be recorded at their estimated fair value on the date of acquisition with a corresponding entry to equity for the shares issued.


                                INTELLICALL, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                 (in thousands)



                                                                           Additions
                                                                           ---------
                                                Balance at
                                                 Beginning   Charged to Costs       Charged to Other     Deductions-- Balance at End
Description                                      of Period       And Expenses      Accounts--Describe        Describe     of Period
                                                 ---------       ------------      ------------------        --------     ---------


Year Ended December 31, 2000:
              Allowance for doubtful accounts       $  405           $   267                      $--    $     23(d)          $  695


              Allowance for doubtful
                accounts--notes receivable          $  359           $   407                      $--    $       --           $  766


              Reserve for inventory obsolescence    $1,410           $ 1,931                      $--    $       --           $3,341


Year Ended December 31, 1999:
              Allowance for doubtful accounts       $  442           $   233                      $--    $  (270)(a)          $  405


              Allowance for doubtful
                accounts--notes receivable          $  --            $   359                      $--    $       --          $  359


              Reserve for inventory obsolescence    $2,030           $   310                      $--    $  (930)(c)          $1,410


Year Ended December 31, 1998:
              Allowance for doubtful accounts       $1,574           $876(b)                      $--    $(2,008)(a)          $  442


              Reserve for inventory obsolescence    $2,700           $   333                      $--    $(1,003)(c)          $2,030


-----------

[FN]

(a)      Write-off of uncollectible accounts.

(b)      Includes $94 reserved from a related party receivable.

(c)      Write-off of inventory.

(d)      Collection of previously written-off accounts.