Form 10-Q
period 2001-03-31
WIRELESS WEBCONNECT INC
filed 2001-05-15
CIK 818674

-------------------------------------------------------------------------------
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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
                              --------------------
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
common stock, as of the latest practicable date.

                                                           Outstanding at
         Class                                              May 14, 2001
--------------------                                       ---------------
Common Stock $.01 par value                                  34,886,459

-------------------------------------------------------------------------------

INDEX

WIRELESS WEBCONNECT!, INC.

Part I.  Financial Information

     Item 1.      Financial Statements

                  Balance Sheets (Unaudited) at March 31, 2001 and December 31, 2000............................2

                  Statements of Operations (Unaudited) for the three months
                   ended March 31, 2001 and 2000................................................................3

                  Statement of Stockholders' Deficit for the three months ended
                   March 31, 2001 (Unaudited)...................................................................4

                  Statements of Cash Flows (Unaudited) for the three months
                   ended March 31, 2001 and 2000................................................................5

                  Notes to Financial Statements (Unaudited) ....................................................6

     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.................................................11

     Item 3.      Quantitative and Qualitative Disclosures
                  About Market Risk ............................................................................14

Part II.          Other Information

     Item 1.      Legal Proceedings ............................................................................15

     Item 2.      Changes in Securities and Use of Proceeds.....................................................15

     Item 4.      Submission of Matters to a Vote

-------------------------------------------------------------------------------

                                            Wireless WebConnect!, Inc.
                                       (Formerly Known as Intellicall, Inc.)
                                                  Balance Sheets
                                       March 31, 2001 and December 31, 2000
                                                  (in thousands)

                                                                                           March 31,         December 31,
                                                                                            2001                 2000
                                                                                           ---------         -------------
                                                                                                    (Unaudited)

                                       ASSETS
Current assets:
  Cash.............................................................................                $1,915              $1,532
  Accounts receivable, net of allowance for doubtful accounts
     of $1,181 and $131, respectively..............................................                 1,809                 640
  Inventory........................................................................                   886                 205
  Assets held for sale.............................................................                   950                  --
  Prepaid expenses and other current assets........................................                   166                  50
                                                                                                    -----              ------
     Total current assets..........................................................                 5,726               2,427

Property and equipment, net........................................................                   237                 124
Other assets.......................................................................                   487                  14
                                                                                                   ------              ------
       Total assets................................................................                $6,450              $2,565
                                                                                                   ======              ======

                        LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable.................................................................                $1,264                $518
  Accrued expenses.................................................................                 1,022                 640
  Deferred revenue.................................................................                 3,190               1,847
  Note payable.....................................................................                    --                 750
  Other current liabilities........................................................                   138                  --
                                                                                                   ------               -----
       Total current liabilities...................................................                 5,614               3,755

  Long-term debt to related party..................................................                 1,893                  --
                                                                                                    -----               -----
       Total liabilities...........................................................                 7,507               3,755
                                                                                                    -----               -----

Commitments and contingencies (Note 4)
Stockholders' equity (deficit):
  Common stock, $.01 par value; 60,000,000 shares authorized;
   34,886,459 shares issued and outstanding at March 31, 2001;
   10,000  shares authorized, issued and outstanding, no par value,
   at December 31, 2000............................................................                   349                  --
  Additional paid-in capital.......................................................                 1,207                 374
  Less common stock in treasury, at cost, 74,908 shares............................                  (318)                 --
  Accumulated deficit..............................................................                (2,295)              (1,564)
                                                                                                   ------               ------
       Total stockholders' deficit.................................................                (1,057)              (1,190)
                                                                                                   ------               ------
       Total liabilities and stockholders' deficit ................................                $6,450               $2,565
                                                                                                   ======               ======

                                See accompanying notes to the financial statements

--------------------------------------------------------------------------------

                                            Wireless WebConnect!, Inc.
                                       (Formerly Known as Intellicall, Inc.)
                                             Statements of Operations
                                    Three Months Ended March 31, 2001 and 2000
                                             (in thousands, except per
                                                  share amounts)

                                                                                             March 31,

                                                                                        2001             2000
                                                                                        ----             ----
                                                                                            (Unaudited)
Revenue:
  Commissions and related............................................                 $   --            $ 285
  Services...........................................................                  2,310               --
  Equipment..........................................................                  1,637               --
  Other..............................................................                    149               --
                                                                                      ------            -----
     Total revenues..................................................                  4,096              285
                                                                                      ------            -----

Operating expenses:
  Cost of services and equipment revenues............................                  3,331               --
  Selling, general and administrative................................                  1,496              194
                                                                                      ------            -----
     Total operating expenses........................................                  4,827              194
                                                                                      ------            -----

Operating income (loss)..............................................                   (731)               91
Income tax benefit (expense).........................................                     --               --
                                                                                      ------            -----

Net income (loss)....................................................                 $ (731)           $  91
                                                                                      ======

Pro forma income tax expense.........................................                                     (32)
                                                                                                        -----
Pro forma net income  ...............................................                                   $  59
                                                                                                        =====

Net income (loss) per share - basic and diluted  .....................                $ (.02)
                                                                                      ======

Weighted average shares outstanding - basic and diluted .............                 34,886
                                                                                      ======

Proforma net income (loss) per share - basic and diluted.............                                  $   --
                                                                                                       ======

Proforma weighted average shares outstanding - basic and diluted.....                                  34,886
                                                                                                       ======

                                See accompanying notes to the financial statements

--------------------------------------------------------------------------------

                                            Wireless WebConnect!, Inc.
                                       (Formerly Known as Intellicall, Inc.)
                                  Statements of Changes in Stockholders' Deficit
                                         Three Months Ended March 31, 2001
                                                    (Unaudited)
                                                  (in thousands)

                                          Common Stock                           Treasury Stock         Retained
                                     ----------------------                  ----------------------     --------
                                       Shares      Amount    Paid-in Capital   Shares      Amount        Deficit        Total
                                       ------      ------    ---------------   ------      ------        -------        -----

          Balance at January 1, 2001        10          $ --            $374          --        $ --        $(1,564)    $(1,190)

            Effect of the merger:
               Intellicall
               historical                                                              75       (318)            --        (187)
               shares..............     13,083           131

               Issuance of new
               shares......... .....    21,803           218             766                                     --         984

               Cancellation of pre-
                merger Wireless
                WebConnect! shares..       (10)

            Amendments to warrants
            as a result of the
            merger..................        --            --              67          --          --             --          67

            Net loss................        --            --              --          --          --           (731)       (731)
                                        ------         -----          ------       -----      ------       ---------    ---------

          Balance at March 31, 2001.    34,886         $ 349          $1,207          75      $ (318)       $(2,295)   $ (1,057)
                                        ======         =====          ======       =====      ======        =======    ========

                                See accompanying notes to the financial statements

-------------------------------------------------------------------------------

                                            Wireless Webconnect!, Inc.
                                       (Formerly Known As Intellicall, Inc.)
                                             Statements of Cash Flows
                                    Three Months Ended March 31, 2001 and 2000
                                                  (in thousands)

                                                                                               March 31,
                                                                                         2001            2000
                                                                                         ----            ----
                                                                                              (Unaudited)
Operating activities:
  Net income (loss).........................................................              $ (731)       $  91
  Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
    Depreciation............................................................                   8            3
    Provision for doubtful accounts.........................................                 143           --
    Merger costs - amendments to warrants...................................                  67           --
  Changes in operating assets and liabilities:
    Accounts receivable.....................................................                (925)         121
    Inventory...............................................................                (681)          --
    Prepaid expenses and other current assets...............................                 (20)          17
    Other assets............................................................                   2           --
    Accounts payable and accrued expenses...................................                 343          (51)
    Deferred revenue........................................................               1,342           --
                                                                                           -----        -----
  Net cash provided by (used in) operating activities.......................                (452)         181
                                                                                           -----        -----

Investing activities:
  Additions to property and equipment.......................................                (121)          --
  Cash acquired in merger...................................................                 706           --
                                                                                           -----        -----
  Net cash provided by investing activities.................................                 585           --
                                                                                           -----        -----

Financing activities:
  Distributions to partners.................................................                  --          (15)
  Proceeds from note payable................................................                 250           --
                                                                                           -----        -----
  Net cash provided by (used in) financing activities.......................                 250          (15)
                                                                                           -----        -----

Net increase in cash........................................................                 383          166

Cash, beginning of period...................................................               1,532           45
                                                                                           -----       ------

Cash, end of period.........................................................              $1,915       $  211
                                                                                          ======       ======

Non-cash transactions:
  Issuance of stock for net assets to affect the merger.....................             $   797       $   --
                                                                                         =======       ======

                                See accompanying notes to the financial statements

                           Wireless WebConnect!, Inc.
                      (Formerly Known as Intellicall, Inc.)
                          Notes to Financial Statements
                   Three Months Ended March 31, 2001 and 2000

Note 1--Basis of Presentation, Merger and Business

          Wireless  WebConnect!,  Inc.  (the  "Company")  was formerly  known as
Intellicall,  Inc.  ("Intellicall").  The  Company  changed its name to Wireless
WebConnect!,  Inc.  after the  completion of the merger  between a  newly-formed subsidiary of Intellicall and Wireless WebConnect!,  Inc., a Florida corporation
("Wireless WebConnect!"). See "Merger" below.

          The accompanying unaudited financial statements, in the opinion of the
Company's  management,  contain all material,  normal and recurring  adjustments necessary to present  accurately the financial  condition of the Company and the results of its operations for the periods  indicated.  The results of operations for the interim periods  reported are not necessarily  indicative of the results to be experienced  for the entire year.  These  unaudited  financial  statements should be read in  conjunction  with the financial  statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December
31, 2000 filed with the Securities and Exchange Commission.

Merger

          On March 15, 2001,  the  shareholders  of the Company (i) approved the issuance  of  21,803,148  shares of the  Company's  common  stock  (the  "Common
Stock"),  pursuant to a merger (the "Merger") consummated under an Agreement and
Plan of Merger (the "Merger  Agreement") dated August 29, 2000, by and among the
Company,  a wholly-owned  subsidiary of the Company ("Merger Sub"), and Wireless
WebConnect!,  (ii)  approved an increase in the number of  authorized  shares of
Common Stock to 60,000,000,  and (iii) approved the change of the Company's name to "Wireless WebConnect!, Inc." The merger was consummated on March 30, 2001.

          Pursuant  to the Merger  Agreement,  Merger  Sub merged  with and into
Wireless  WebConnect!.  Wireless  WebConnect!  survived  the  Merger  and  is  a wholly-owned  subsidiary  of the Company.  The former  shareholders  of Wireless
WebConnect!  received an aggregate of 21,803,148  shares of Common Stock as part of  the  Merger.  The  six  former  shareholders  of  Wireless  WebConnect!  own collectively  approximately 62.5% of the issued and outstanding shares of Common
Stock.

          Wireless  WebConnect!  is considered the accounting acquirer since the former  Wireless  WebConnect!  shareholders  control the Company  through  their holdings of  approximately  62.5% of the combined  outstanding  shares of Common
Stock and have control of the Company's Board of Directors.  Because the Company
is the legal acquirer, this is considered a "reverse acquisition."

--------------------------------------------------------------------------------

                           Wireless WebConnect!, Inc.
                      (Formerly Known as Intellicall, Inc.)
                          Notes to Financial Statements
                   Three Months Ended March 31, 2001 and 2000

Note 1--Basis of Presentation, Merger and Business (continued)

          In  addition,  on March 15,  2001,  the former  employees  of Wireless
WebConnect!, who became employees of the Company received options to purchase an aggregate of 1,896,500  shares of Common  Stock under the  Company's  1991 Stock
Option  Plan.  The  options,  which were issued with a strike  price of $.40 per share  (which  equaled the market  price on the date of grant),  vest 33 1/3% on
March  15,  2002  and 33 1/3% on March 15 of each of the  following  two  years, except in the case of 500,000 of the  options  which vest 25% on  September  15,
2001,  25% on March 15,  2002,  25% on  September  15, 2002 and 25% on March 15,
2003. Certain warrants outstanding prior to the Merger that were issued to Banca del Gottardo,  a beneficial  owner of  approximately  13% of outstanding  Common
Stock, were amended as a result of the Merger. The increase in the fair value of such warrants as a result of the amendments was $67,000, which has been recorded as an expense of the Merger and additional paid-in capital.

          The Company plans to discontinue or dispose of Intellicall's remaining
payphone  business  operations  within  one  year.   Intellicall  will  have  no
continuing operations. Accordingly, the transaction has been accounted for as an acquisition of the net assets of Intellicall in exchange for stock, similar to a recapitalization  of Wireless  WebConnect!.  The assets acquired and liabilities assumed  have  been  recorded  at  their  estimated  fair  value  on the date of acquisition, March 30, 2001, with a corresponding entry to equity for the shares issued. The net assets acquired are as follows (in thousands):

         Assets:
           Cash.............................................          $ 706
           Accounts receivable..............................            387
           Note receivable from Wireless WebConnect!........          1,011
           Other current assets ............................             95
           Assets held for sale.............................            950
           Other assets.....................................            475
                                                                      -----

           Total assets.....................................          3,624
                                                                      -----

         Liabilities:
           Accounts payable.................................            756
           Accrued liabilities..............................            178
           Long-term debt to related party..................          1,893
                                                                      -----

           Total liabilities................................          2,827
                                                                      -----

                     Net assets.............................          $ 797
                                                                      =====

--------------------------------------------------------------------------------

                           Wireless WebConnect!, Inc.
                      (Formerly Known as Intellicall, Inc.)
                          Notes to Financial Statements
                   Three Months Ended March 31, 2001 and 2000

Note 1--Basis of Presentation, Merger and Business (continued)

          The note receivable from Wireless WebConnect!  of $1.0 million,  which represents the amounts advanced by the Company to Wireless WebConnect!  prior to the Merger, has been eliminated  pursuant to the loan agreement between Wireless
WebConnect! and the Company.

          Assets held for sale represent  inventory and fixed assets  associated with Intellicall's payphone business operations.

          No pro  forma  income  statements  are presented  based  on the intention  of the  Company  to sell or  liquidate  the remaining operations of
Intellicall after the Merger.

Business

          Wireless WebConnect!  was originally formed in 1996 as Business Tel, a
California Partnership.  On May 30, 2000, Wireless WebConnect!  was incorporated by the partners contributing their respective interests in the net assets of the partnership  to a  newly  formed  Florida  corporation  in  exchange  for all of
Wireless WebConnect!'s issued and outstanding common stock. Wireless WebConnect!
became a wholly-owned  subsidiary of the Company  effective  March 30, 2001. See
"Merger."

          Prior to July 2000, Wireless WebConnect! provided customer acquisition services  to  Metricom,  Inc.  ("Metricom")  for  Metricom's  Ricochet  wireless
Internet access  services and was a reseller of Metricom's  services to selected
customers.   Effective  July  2000,  Wireless  WebConnect!,   along  with  other
competitors,  began  marketing  and  providing  Metricom's  128.8 kbps  wireless
Internet access service.  Additionally,  Wireless  WebConnect!,  contracted with
Metricom  to be the  exclusive  provider  of 28.8  kbps  service  to  Metricom's existing  customers  in certain  geographic  service  areas.  A portion of these customers was previously acquired for Metricom by Wireless WebConnect!.

          The Company has formed  strategic  relationships  with Metricom and an
Internet  service provider who together provide mobile computer users high speed wireless communications services that are resold by the Company.

          The Company operates in a highly  competitive  environment  subject to rapid technological change and emergence of new technology.  Although management believes its services are transferable to emerging  technologies,  rapid changes in technology could have an adverse financial impact on the Company. The Company is highly  dependent  on Metricom for  wireless  communication  services and the further deployment of the wireless Internet access network.

--------------------------------------------------------------------------------

                           Wireless WebConnect!, Inc.
                      (Formerly Known as Intellicall, Inc.)
                          Notes to Financial Statements
                   Three Months Ended March 31, 2001 and 2000

Note 2.  Summary of Significant Accounting Policies

          Inventory-Inventory consists of modems (wireless Internet access devices).

          Revenue  Recognition-Prior to July 2000 Wireless  WebConnect!  derived commission  revenue from Metricom for the sale of Metricom's  wireless  Internet services.  Commission  revenues  were  recognized  as  customer  contracts  were delivered to Metricom. Effective July 2000, Wireless WebConnect! began reselling wireless  Internet access devices and service.  Revenues and costs to the extent of revenues from the sale of devices and activation fees are recognized over the estimated  life of the  subscriber.  Service  revenues  subject  to  money  back guarantee provisions are deferred until such period has expired.  Prepaid annual services fees are initially  deferred and  recognized as revenue as the services are  provided  over the related  contract  term.  Management  of the
Company  believes  that the  Company's  accounting  policies  comply  with Staff
Accounting Bulletin 101, "Revenue Recognition in Financial Statements."

          Income Taxes-As a partnership,  the partners of Wireless  WebConnect's predecessor  were  taxed on  their  proportionate  share  of such  predecessor's income.  Therefore, the provision or liability for federal or state income taxes has been included only on a pro forma basis for the three months ended March 31,
2000, which was prior to the incorporation of Wireless WebConnect!  in May 2000.
Deferred tax assets and  liabilities,  if any, are recognized for the future tax consequences attributable to differences between the carrying amount of existing assets and  liabilities  for financial  reporting  purposes and amounts used for income tax  purposes.  Deferred tax assets and  liabilities  are measured  using enacted tax rates  expected  to apply to taxable  income in years in which those temporary  differences  are expected to reverse.  The Company has fully reserved all of its deferred tax assets  including NOL  carryforwards  at March 31, 2001, due to future projected taxable losses.

          Basic and Diluted Net Income (Loss) Per Share-Basic earnings per share is  computed  using the  weighted  average  number  of  shares  of Common  Stock
outstanding  and  excludes  any  dilutive  effects  of  options,   warrants  and
convertible  securities.  As Wireless  WebConnect!  operated  as a  partnership prior to June 2000,  the basic and  diluted  income (loss) per share amount is presented on a pro forma basis as if the Merger was effective  January
1,  2000.  Diluted  earnings  per share is the same as basic earnings  per share on a pro forma  basis for the three  months  ended March 31, 2001, due to the net loss.  Basic and diluted  earnings per share basis for the three months  ended March 31,  2000,  are each less than $.01 per share.

          Recent  Accounting   Pronouncements-In  June  1998,  the  FASB  issued
Statement of Financial  Accounting Standards No. 133, Accounting for Derivatives
and Hedging Activities ("SFAS 133"), which establishes  accounting and reporting standards for derivative  instruments,  including certain derivative instruments embedded in other contracts  (collectively  referred to as derivatives)  and for hedging  activities.  SFAS 133, as amended, is effective for all fiscal quarters of fiscal years  beginning  after June 15, 2000. The adoption of SFAS 133 had no impact on the Company's Financial Statements.

Note 3.  Long-Term Debt to Related Party

          Long-term  debt  to  related  party  consists  of  $2  million  of  7%
convertible  subordinated  notes, due 2004, net of unamortized debt discounts of
$.1 million.  The debt is payable to Banca del Gottardo,  a beneficial  owner of approximately 13% of issued and outstanding Common Stock as of March 31, 2001.

--------------------------------------------------------------------------------

                           Wireless WebConnect!, Inc.
                      (Formerly Known as Intellicall, Inc.)
                          Notes to Financial Statements
                   Three Months Ended March 31, 2001 and 2000

Note 4.  Commitments and Contingencies

          The Company is  committed  to purchase  an  additional  $.8 million of devices (modems) from two suppliers during the remainder of 2001.

--------------------------------------------------------------------------------

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations

          The following  discussion  of the  financial  condition and results of operations  of the  Company  should be read in  conjunction  with the  Financial
Statements of the Company,  the Notes thereto and information included elsewhere in this report.

Forward-Looking Statements - Cautionary Statements

          This Form 10-Q contains certain "forward-looking  statements" intended to fall  within the  meaning of Section 27A of the  Securities  Act of 1933,  as amended (the "Securities  Act"), and Section 21E of the Securities  Exchange Act
of 1934, as amended (the "Exchange  Act").  Specifically,  all statements  other than  statements  of  historical  facts  included in this report  regarding  the
Company's  financial  position,  business  strategy and plans and  objectives of management of the Company for future operations are forward-looking  statements.
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

Overview

          The Company provides wireless services for mobile  professionals.  The
Company's  revenue is primarily  generated from the resale of wireless  Internet data  services  and mobile  Internet  connection  devices  used by  subscribers.
Wireless  WebConnect!  began selling  subscriptions to mobile  professionals for wireless  data services in July 1995.  Since  Wireless  WebConnect!'s  inception
Wireless WebConnect!  has internally funded the continued activity of signing up
mobile   professionals  for  wireless  Internet  services.   In  2000,  Wireless
WebConnect!  invested  in the  expansion  of its  call  center,  sales  offices, marketing  activities  and  delivery  capabilities.  The  Company's  plan  is to continue  investing  in  these  activities  and  expand  its  customer  base  by identifying and providing cutting edge wireless services to mobile professionals throughout the United States.  With the introduction of new wireless services in major United States markets, the Company expects to incur significant  operating losses for at least the next several quarters. The Company's  profitability will be dependent upon revenue generated from a growing customer base.

          The  Company's  revenue  is  primarily  generated  from  the  sales of wireless  devices  (modems)  and the  resale  of  wireless  subscriber  services provided by  Metricom,  Inc.  Prior to the launch of  Metricom's  Ricochet  128k wireless Internet service ("R2") in July 2000,  Wireless  WebConnect!'s  revenue was  generated  primarily  from  commissions  paid for  subscribers  acquired by
Wireless WebConnect!  for Metricom.  This revenue accounted for 100% of Wireless
WebConnect!'s  revenue  in the  three  months  ended  March 31,  2000.  Upon the

--------------------------------------------------------------------------------

introduction  of the R2 service  offering from  Metricom in July 2000,  Wireless
WebConnect!  entered into an agreement  with Metricom to become a  non-exclusive national  wireless  Internet  service  provider/reseller,  wherein  the  Company provides  comprehensive  customer  interface and support including  subscription services, modem sales and technical support.

          The Company's  revenues and expenses have changed with the R2 offering due to the  change  in its  relationship  with  Metricom.  Previously,  Wireless
WebConnect! was a reseller and marketing agent for Metricom's 28.8 kbps Ricochet service ("R1"),  signing up customers owned and serviced by Metricom.  Under the new structure,  the Company is the service provider and has the primary customer relationship. As a result, it earns the monthly service fee for Internet service and  incurs  additional  expenses  in the form of  marketing,  personnel  costs, overhead and payments to Metricom  for  providing  access to its network for the
Company's  customers.   The  compensation   arrangements  under  that  exclusive
agreement  are based  upon the number of  subscribers,  and there are no minimum commitment levels that the Company must meet under the agreement. Generally, the
Company bills each R2 subscriber a flat rate and pays Metricom a specific amount per subscriber per month. Additionally,  the Company has increased its territory from three  markets to fifteen  markets,  and intends to deliver  service in all forty-six  Metricom  existing  or  planned  markets as soon as  construction  is completed and each market  network is activated.  Revenues also increased due to the  revenue  generated  from modem  sales.  Wireless  WebConnect!  discontinued
selling  Ricochet  28.8 kbps in early 2000 in  preparation  for the R2  service.
Metricom  started  transitioning  its 28.8 kbps  customers  to the Company on an exclusive  basis for  service  delivery  and  ownership  in  January  2001.  The arrangement  does not allow for new  subscribers  to the 28.8 kbps service,  but rather,  only a continuation of the 28.8 kbps service to existing  customers who do not choose to upgrade to the R2 service.

          Generally, the Company's R2 offering enables it's customers to receive
128k or better mobile  wireless  Internet  service with  unlimited  usage and no roaming charges for $74.95 per month. This service includes full Internet access and email  equivalent  to full desktop  service but with no phone lines or other wired access  within the  coverage  area.  Annual rates  provide a free month of service with no activation fee when paid in advance. Monthly subscribers pay the monthly fee with a $30  activation  fee. All  customers are given a 30 day money back guarantee  excluding the activation fee.  Additionally,  all customers have the option to purchase  the wireless  modem of their choice with prices  ranging from $99 to $299.

          The Company's  subscriber  acquisition  costs consist primarily of the establishment  and  running  of sales  offices,  call  centers,  marketing,  and management expenses.  Modem devices are purchased from third party manufacturers and there may be a need to subsidize  the sale of these  devices to customers in order to stay  competitive.  The Company's  delivery  expenses include technical delivery and support personnel,  equipment and maintenance,  bandwidth, systems, automation and content  development and the management of these activities.  The
Company's general and administrative  expenses consist primarily of compensation and related costs for general  corporate,  business  development  and technology development personnel, along with rent and other related costs.

Results of Operations

Commissions and related revenue.  Commissions and related revenue of $.3 million for the three months ended March 31, 2000,  represents  commissions  earned from
Metricom for the  delivery of new  customers to  Metricom's  Ricochet  28.8 kbps service. Wireless WebConnect! discontinued selling Ricochet 28.8 kbps service in early 2000 with the  introduction  of the R2 service  offering  from Metricom in
July 2000.

--------------------------------------------------------------------------------

          The difference  between  commissions  and related revenue and services revenue is that  commissions  and related  revenue were one time  commission and related  payments from  Metricom.  Service  revenues are service fees charged to customers by Wireless WebConnect! for wireless Internet access service. Wireless
WebConnect! purchases the service from Metricom for resale to its customers.

Services  revenue.  Services  revenue of $2.3 million for the three months ended
March 31, 2001 represents  fees earned from customers for the wireless  Internet access service.  Fees are collected from customers for monthly or annual service and are recognized as services  revenue ratably over the service  period.  As of
March 31, 2001, the Company had approximately 15,200 customers to whom it resold service.

Equipment revenue.  Equipment revenue of $1.6 million for the three months ended
March 31, 2001, represents the sale of wireless modems to new customers.

Cost of services and equipment revenue.  Costs of services and equipment revenue of $3.3 million for the three months ended March 31, 2001 represents, primarily, costs for wireless modems purchased from Metricom and two other vendors and fees to provide the service.  Fees to provide the service are primarily  fees paid to
Metricom  for  access to the  wireless  network  but also  include  costs for an
Internet service provider and technical support costs. Wireless WebConnect!  did not have equipment  costs for the three months ended March 31, 2000, as revenues were restricted to commissions only.

Other revenue. Other revenue of $.1 million for the three months ended March 31,
2001 represents  primarily one-time,  non-refundable  activation fees charged to new customers for monthly service.

Selling,  general  and  administrative.   Selling,  general  and  administrative
("SG&A")  expenses  increased  from $.2 million for the three months ended March
31, 2000 to $1.5 million for the three months ended March 31, 2001. The increase relates  primarily to the costs associated with the establishment and running of sales  offices and call  centers and  management  expenses  related to providing comprehensive customer interface and support services.

Liquidity and Capital Resources

          Since  Wireless  WebConnect!'s  inception,  Wireless  WebConnect!  has financed its operations solely through revenue  generated by the business.  Cash provided by  operations  was $.2 million  for the three  months  ended March 31,
2000,  compared to cash used in  operations  of $.5 million for the three months ended March 31, 2001. The $.9 million growth in accounts  receivable and the $.7 million in inventory purchases accounted for the majority of the use of cash for the three months  ended March 31, 2001.  The deferral of $1.3 million in revenue at March  31,  2001,  primarily  generated  from the sale of  annual  subscriber contracts,  offset cash used in operations. The Company expects deferred revenue to grow as the  subscriber  base grows and the average life of the subscriber is extended.

          Management  of the Company  expects to incur capital  expenditures  of approximately  $.8  million  during  the  remainder  of 2001  for  purchases  of equipment and systems. These capital expenditures and operating expenses for the remainder  of 2001  are  expected  to be  funded  through  cash on hand and cash generated by  operations.  Cash on hand at March 31, 2001,  includes $.7 million cash acquired in the Merger.

          The  successful  expansion of the business  into  emerging  markets is dependent on the Company's ability to fund operations  internally and/or procure adequate  external  financing in a timely basis.  Currently,  the Company has no other  external  sources  of  working  capital  funds.  If  Company's  plans  or assumptions  change or are  inaccurate,  the  Company  may be  required  to seek additional  capital  or seek  capital  sooner  than  anticipated.  In the  event additional  financing  is  not  available,  the  Company  will  be  required  to significantly

--------------------------------------------------------------------------------

reduce its expenses and/or retract its expansion plans.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

          The Company's  market risk is related to interest  rates.  The Company has fixed interest rate debt at 7%. If market interest rates were to increase or decrease by 1%, the Company's interest expense, fixed at $140,000 per year based on the $2 million convertible debt outstanding at 7% at March 31, 2001, would be
$20,000 less than or greater than interest at prevailing market rates,  assuming a market interest at 7%.

         The Company has no market risk exposure related to derivative financial instruments or foreign currency.

--------------------------------------------------------------------------------

                                     PART II

Item 1.  Legal Proceedings.

          The Company is subject to ordinary legal proceedings incidental to and arising  in  the  normal  course  of its  business.  It is  the  opinion  of the management  of the Company that the ultimate  disposition  of these  proceedings will not have a material adverse effect on the Company's  financial  position or results of operations.

Item 2.  Changes in Securities and Use of Proceeds.

Recent Sales of Unregistered Securities.

          As part  of the  Merger,  the  six  former  shareholders  of  Wireless
WebConnect!  were issued an aggregate of 21,803,148 shares of Common Stock. Each of such former shareholders is an accredited investor.  Such issuances were made in  reliance  upon  an  exemption  from  the  registration  requirements  of the
Securities  Act of 1933,  as amended,  contained  in Section  4.2  thereof  (the
"Section 4.2 Exemption").

          On February 15,  2001,  the Company  agreed to issue to Matt  Feshbach options to purchase  5,000 shares of Common Stock,  at an exercise price of $.40 per share, and with a one-year exercise period. Mr. Feshbach previously provided advisory  services  to  Wireless  WebConnect!.  Mr.  Feshbach  is an  accredited investor. Such issuance was made in reliance upon the Section 4.2 Exemption.

--------------------------------------------------------------------------------

Item 4.  Submission of Matters to A Vote of Security Holders.

          On  March  15,  2001,   the  Company   held  its  Annual   Meeting  of
Stockholders.  The following matters,  through the solicitation of proxies, were voted upon by the Company's stockholders at the meeting:

o        The approval of the issuance of  21,803,148  shares of Common Stock pursuant to an Agreement  and Plan of Merger,  as  amended,  by and among the  Company,  Wireless WebConnect!,  Inc.,  and a
         wholly-owned subsidiary of the Company (the "Issuance");

o        A proposal to amend the Company's  certificate of  incorporation  to change the Company's name to Wireless WebConnect!, Inc. (the "Name
         Change");

o        A proposal to amend the  Company's  certificate  of  incorporation to increase  the number of  authorized shares of Common Stock to
         60,000,000 (the "Increase");

o        A proposal  to amend the  Company's  1991 Stock  Option Plan to increase  the  aggregate  shares of Common Stock  authorized  for issuance  thereunder  from  2,254,400  to  9,495,000,  to modify the terms of options  issuable  to  nonemployee  directors,  and to extend the term of the plan to 2010 (the "Plan Increase"); and

o        The election of eight members of the board of directors
         (the "Election").

Each of the matters voted upon were approved by the Company's stockholders, as follows:

                                                 Votes Against                                 Broker
                                                 -------------                                 ------
                               Votes For          or Withheld          Abstentions           Non-Votes
                               ---------          -----------          -----------           ---------

The Issuance                       6,710,512               58,002                7,432           0
The Name Change                    6,744,860               24,021                7,065          N/A
The Increase                       6,698,836               62,420               14,690          N/A
The Plan Increase                  6,324,423              434,655               16,868           0

The Election

     William O. Hunt               6,431,267        344,679                N/A                  N/A
     John McDonald                 6,431,267        344,679                N/A                  N/A
     G. T. Finn                    6,431,267        344,679                N/A                  N/A
     Richard Bishop                6,431,267        344,679                N/A                  N/A
     Neil Byrne                    6,431,267        344,679                N/A                  N/A
     Michael Campbell              6,431,267        344,679                N/A                  N/A
     Richard Dahlson               6,431,267        344,679                N/A                  N/A
     Steven Hayes                  6,431,267        344,679                N/A                  N/A

--------------------------------------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

         The following exhibits are filed as a part of this Quarterly Report on Form 10-Q.

        (e)2.1 Agreement and Plan of Merger by and between the Company ,
               WWC Acquisition, Inc. and Wireless WebConnect!, Inc. dated
               August 29, 2000.
        (a)3.1 Certificate of Incorporation of the Company and all amendments thereto through December 31, 1992.
        (c)3.2 Amendment to Certificate of Incorporation raising the authorized common stock from 10,000,000 shares to 50,000,000 shares.
        (d)3.3 Amendment to Certificate of Incorporation lowering the authorized common stock from 50,000,000 shares to 20,000,000 shares.
        (b)3.4 Bylaws of the Company, as amended.
        (a)4.1 Specimen certificate for Common Stock of the Company.
       (e)10.1 Intellicall, Inc. 1991 Stock Option Plan

         ++3.5 Articles of Amendment of the Certificate of Incorporation of
               Intellicall, Inc. changing the name to Wireless WebConnect!,
               Inc. and raising the total number of authorized shares to
               61,000,000.

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

(d)      Incorporated  by  reference  from the  Company's  Annual  Report on
         Form 10-K for the  fiscal  year  ended December 31, 1995.

(e)      Incorporated  by  reference  from the  Company's  Definitive  Proxy
         Statement  filed on Form  DEFM14A  on February 14, 2001.

(e)      Incorporated  by  reference  from the  Company's  Definitive  Proxy
         Statement  filed on Form  DEFM14A  on February 14, 2001.

         (b)      Reports on Form 8-K:

         On April 3, 2001,  the Company  filed a report on Form 8-K dated March
30, 2001,  which announced the changes in control of Intellicall and the related acquisition  of net assets in  connection  with the  consummation  of the Merger between Intellicall and Wireless WebConnect!.

--------------------------------------------------------------------------------

Signatures

          Pursuant to the  requirements of the Securities  Exchange Act of 1934, as  amended,  the  Registrant  has duly  caused  this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          WIRELESS WEBCONNECT!, INC.

                                 /s/ John J. McDonald, Jr.
                                 -----------------------------------------------
                                    John J. McDonald, Jr.
                                    Chairman of the Board and
                                    Chief Executive Officer
                                    (Principal Executive Officer)

                                 /s/ R. Phillip Boyd
                                 -----------------------------------------------
                                     R. Phillip Boyd
                                     Vice President Finance
                                     and Chief Financial Officer
                                     (Principal Financial Officer and
                                      Principal Accounting Officer)

Date:   May 15, 2001

--------------------------------------------------------------------------------

                                                 INDEX TO EXHIBITS

       EXHIBIT
        NUMBER DESCRIPTION
        ------ -----------

     2.1       Agreement and Plan of Merger by and between the Company ,
               WWC Acquisition, Inc. and Wireless WebConnect!, Inc. dated
               August 29, 2000.
     3.1       Certificate of Incorporation of the Company and all amendments thereto through December 31, 1992.
     3.2       Amendment to Certificate of Incorporation raising the authorized common stock from 10,000,000 shares to 50,000,000 shares.
     3.3       Amendment to Certificate of Incorporation lowering the
               authorized common stock from 50,000,000 shares to 20,000,000 shares.
     3.4       Bylaws of the Company, as amended.
     3.5       Articles of Amendment of the Certificate of Incorporation of
               Intellicall, Inc. changing the name to Wireless WebConnect!,
               Inc. and raising the total number of authorized shares to
               61,000,000.
     4.1       Specimen certificate for Common Stock of the Company.
     10.1      Intellicall, Inc. 1991 Stock Option Plan