Form 10-Q/A
period 2001-03-31
WIRELESS WEBCONNECT INC
filed 2001-08-20
CIK 818674

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

       (X) AMENDMENT NO. 1 TO QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

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

                            2155 Chenault, Suite 314
                              Carrollton, TX 75006
                              --------------------
                    (Address of Principal Executive Offices)

                                 (214) 390-0051
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

         Yes   X                                        No
             ------                                        --------

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Outstanding at
            Class                                     May 14, 2001
  ---------------------------                        --------------
  Common Stock $.01 par value                         34,886,459

-------------------------------------------------------------------------------

INDEX

WIRELESS WEBCONNECT!, INC.

Part I.  Financial Information

The balance  sheet at March 31, 2001 and  statements of  stockholders'  deficit and cash flows for the three months ended  March 31, 2001 have been  restated
as a result of an error.  A liability  was  inadvertently  excluded  from accounts  payable  assumed as a result of the  merger of the  Company  (formerly known as  Intellicall,  Inc.) and Wireless  WebConnect!,  Inc.,  a private company.  The impact of the  inclusion  of this  invoice  is to  increase accounts payable and decrease additional paid-in capital by $300,000 at
March 31, 2001.

     Item 1.   Financial Statements

               Balance Sheets at March 31, 2001 (Unaudited) (restated)
               and December 31, 2000....................................

                                                                              2

               Statements of Operations (Unaudited) for the three months
               ended March 31, 2001 and 2000............................      3

               Statement of Stockholders' Deficit for the three months ended

               March 31, 2001 (restated) (Unaudited)....................  4

               Statements of Cash Flows (Unaudited) for the three months

               ended March 31, 2001 (restated) and 2000.................  5

               Notes to Financial Statements (Unaudited) ...............      6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations............     12

     Item 3.   Quantitative and Qualitative Disclosures
               About Market Risk .......................................     16

Part II.       Other Information

     Item 1.   Legal Proceedings .......................................     17

     Item 2.   Changes in Securities and Use of Proceeds................     17

     Item 4.   Submission of Matters to a Vote

                           Wireless WebConnect!, Inc.
                      (Formerly Known as Intellicall, Inc.)
                                 Balance Sheets
                      March 31, 2001 and December 31, 2000
                                 (in thousands)

                                                                                           March 31,         December 31,
                                                                                         2001                  2000
                                                                                        -------------        ------------
                                                                                        (as restated,
                                                                                          see Note 6)

                                                                                         (Unaudited)
                                       ASSETS
Current assets:
  Cash.............................................................................               $ 1,915             $ 1,532
  Accounts receivable, net of allowance for doubtful accounts
     of $1,181 and $131, respectively..............................................                 1,809                 640
  Inventory, net...................................................................                   886                 205
  Assets held for sale.............................................................                   950                  --
  Prepaid expenses and other current assets........................................                   166                  50
                                                                                                  -------             -------
       Total current assets........................................................                 5,726
  Total current assets.............................................................                                     2,427

Property and equipment, net........................................................                   237                 124
Other assets.......................................................................                   487                  14
                                                                                                  -------             -------
       Total assets................................................................               $ 6,450             $ 2,565
                                                                                                  =======             =======

                        LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:

  Accounts payable.................................................................               $ 1,564                $518
  Accrued expenses.................................................................                 1,022                 640
  Deferred revenue.................................................................                 3,190               1,847
  Note payable.....................................................................                    --                 750
  Other current liabilities........................................................                   138                  --
                                                                                                  -------             -------
       Total current liabilities...................................................                 5,914               3,755

  Long-term debt to related party..................................................                 1,893                  --
                                                                                                  -------             -------
       Total liabilities...........................................................                 7,807               3,755
                                                                                                  -------             -------

Commitments and contingencies (Note 4)
Stockholders' equity (deficit):
  Common stock, $.01 par value; 60,000,000 shares authorized;
   34,886,459 shares issued and outstanding at March 31, 2001;
   10,000  shares authorized, issued and outstanding, no par value,

   at December 31, 2000............................................................                   349                  --
  Additional paid-in capital.......................................................                   907                 374
  Less common stock in treasury, at cost, 74,908 shares............................                  (318)                 --
  Accumulated deficit..............................................................                (2,295)             (1,564)
                                                                                                  -------             -------
       Total stockholders' deficit.................................................                (1,357)             (1,190)
                                                                                                  -------             -------
       Total liabilities and stockholders' deficit ................................               $ 6,450             $ 2,565
                                                                                                  =======             =======

               See accompanying notes to the financial statements

                           Wireless WebConnect!, Inc.
                      (Formerly Known as Intellicall, Inc.)
                            Statements of Operations
                   Three Months Ended March 31, 2001 and 2000
                            (in thousands, except per
                                 share amounts)

                                                                                              March 31,
                                                                                        2001             2000
                                                                                        ----             ----
                                                                                            (Unaudited)
Revenue:
  Commissions and related............................................                $    --         $    285
  Services...........................................................                  2,310               --
  Equipment..........................................................                  1,637               --
  Other..............................................................                    149               --
                                                                                     -------         --------
     Total revenues..................................................                  4,096              285
                                                                                     -------         --------

Operating expenses:
  Cost of services and equipment revenues............................                  3,331               --
  Selling, general and administrative................................                  1,496              194
                                                                                     -------         --------
     Total operating expenses........................................                  4,827              194
                                                                                     -------         --------

Operating income (loss)..............................................                   (731)              91
Income tax benefit (expense).........................................                     --               --
                                                                                     -------         --------

Net income (loss)....................................................                $  (731)            $ 91
                                                                                     =======

Pro forma income tax expense.........................................                                     (32)
                                                                                                     --------
Pro forma net income  ...............................................                                $     59
                                                                                                     ========

Net income (loss) per share--basic and diluted  .....................                $  (.02)
                                                                                     =======

Weighted average shares outstanding--basic and diluted................                34,886
                                                                                     =======

Proforma net income (loss) per share - basic and diluted.............                                $     --
                                                                                                     ========

Proforma weighted average shares outstanding - basic and diluted.....                                  34,886
                                                                                                     ========

               See accompanying notes to the financial statements

                           Wireless WebConnect!, Inc.
                      (Formerly Known as Intellicall, Inc.)
                 Statements of Changes in Stockholders' Deficit
                        Three Months Ended March 31, 2001
                                   (Unaudited)
                                 (in thousands)

                                 Common Stock                           Treasury Stock         Retained
                            ----------------------                  ----------------------     --------
                              Shares      Amount    Paid-in Capital   Shares      Amount       Deficit         Total
                              ------      ------    ---------------   ------      ------       -------         -----

Balance at January 1, 2001         10         $  --           $ 374          --     $   --          $(1,564)    $(1,190)

  Effect of the merger:
     Intellicall
  historical
       shares............:     13,083           131                          75       (318)              --        (187)

     Issuance of new

  shares, as restated.....     21,803           218             466                                      --         684

     Cancellation of pre-
      merger Wireless
      WebConnect! shares..        (10)

  Amendments to warrants
  as a result of the                                                         --         --
  merger..................         --            --              67                                      --          67

  Net loss................         --            --              --          --         --             (731)       (731)
                               ------         -----           -----     -------     ------          -------     --------
Balance at March 31,

  2001, as restated.......     34,886         $ 349           $ 907          75     $ (318)         $(2,295)    $(1,357)
                               ======         =====           =====     =======     ======          =======     =======

               See accompanying notes to the financial statements

                           Wireless Webconnect!, Inc.
                      (Formerly Known As Intellicall, Inc.)
                            Statements of Cash Flows
                   Three Months Ended March 31, 2001 and 2000
                                 (in thousands)

                                                                                             March 31,
                                                                                       2001             2000
                                                                                       --------         ----
                                                                                            (Unaudited)
Operating activities:

  Net income (loss).........................................................             $  (731)       $  91
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
  operating activities:

    Depreciation............................................................                   8            3
    Provision for doubtful accounts.........................................                 143           --
    Merger costs - amendments to warrants...................................                  67           --
  Changes in operating assets and liabilities:

    Accounts receivable.....................................................                (925)         121
    Inventory...............................................................                (681)          --
    Prepaid expenses and other current assets...............................                 (21)          17
    Other assets............................................................                   2           --
    Accounts payable and accrued expenses...................................                 343          (51)
    Deferred revenue........................................................               1,343           --
                                                                                         -------        -----

  Net cash provided by (used in) operating activities.......................                (452)         181
                                                                                         -------        -----

Investing activities:
  Additions to property and equipment.......................................                (121)          --
  Cash acquired in merger...................................................                 706           --
                                                                                         -------        -----
  Net cash provided by investing activities.................................                 585           --
                                                                                         -------        -----

Financing activities:
  Distributions to partners.................................................                  --          (15)
  Proceeds from note payable................................................                 250           --
                                                                                         -------        ------
  Net cash provided by (used in) financing activities.......................                 250          (15)
                                                                                         -------        ------

Net increase in cash........................................................                 383          166

Cash, beginning of period...................................................               1,532           45
                                                                                         -------        -----

Cash, end of period.........................................................             $ 1,915        $ 211
                                                                                         =======        =====

Non-cash transactions:

  Issuance of stock to affect the merger (net of cash acquired).............             $  (209)       $  --
                                                                                         =======        =====

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
2003. Certain warrants outstanding prior to the Merger that were issued to Banca del Gottardo,  a beneficial owner of approximately 13% of the outstanding Common
Stock, were amended as a result of the Merger. The increase in the fair value of such warrants as a result of the amendments was $67,000, which has been recorded as an expense of the Merger and additional paid-in capital.

         The Company plans to discontinue or dispose of Intellicall's remaining
payphone  business  operations  within  one  year.   Intellicall  will  have  no
continuing operations. Accordingly, the transaction has been accounted for as an acquisition of the net assets of Intellicall in exchange for stock, similar to a recapitalization  of Wireless  WebConnect!.  The assets acquired and liabilities assumed  have  been  recorded  at  their  estimated  fair  value  on the date of acquisition, March 30, 2001, with a corresponding entry to equity for the shares issued. The net assets acquired, as restated, are as follows (in thousands):

         Assets:
           Cash.............................................               $ 706
           Accounts receivable..............................                 387
           Note receivable from Wireless WebConnect!........               1,011
           Other current assets ............................                  95
           Assets held for sale.............................                 950
           Other assets.....................................                 475
                                                                           -----

           Total assets.....................................               3,624
                                                                           -----

         Liabilities:

           Accounts payable.................................               1,056
           Accrued liabilities..............................                 178
           Long-term debt to related party..................               1,893
                                                                           -----

           Total liabilities................................               3,127
                                                                           -----

                     Net assets.............................               $ 497
                                                                           =====

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

         Assets held for sale represent  inventory and fixed assets  associated with  Intellicall's  payphone  business  operations  and are  recorded  at their estimated net  realizable  value.  Subsequent  to March 31, 2001,  the potential buyer of the payphone business  operations  terminated its letter of intent with the Company. As a result, the Company recorded an impairment loss of $.6 million during the three months ended June 30, 2001.

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

         The Company operates in a highly  competitive  environment  subject to rapid technological change and emergence of new technology.  Although management believes its services are transferable to emerging  technologies,  rapid changes in technology could have an adverse financial impact on the Company. The Company is highly  dependent  on Metricom for  wireless  communication  services and the further deployment of the wireless Internet access network. See Note 2.

                           Wireless WebConnect!, Inc.
                      (Formerly Known as Intellicall, Inc.)
                          Notes to Financial Statements
                   Three Months Ended March 31, 2001 and 2000

Note 2.  Liquidity and Capital Resources

         On July 2, 2001, Metricom, owner and operator of the Ricochet network, filed a voluntary petition in the Northern District of California for Chapter 11
bankruptcy  protection.   In  a  Form  8-K  released  July  11,  2001,  Wireless
WebConnect! stated that substantially all of the Company's revenue was generated from the  reselling  of the  Ricochet  service.  Thus the  Metricom  Chapter  11 bankruptcy may  materially and adversely  affect the Company due to, among other things, the inability of the Company to sign up new Ricochet subscribers and, in the event Metricom is unable to emerge from Chapter 11  bankruptcy,  the loss of current subscriber revenue.

         Company  management,  recognizing  the need to have  other  sources of income,  began looking for other products and services to market and sell during the second quarter.  One result of that is a trial marketing agreement signed in the third quarter with AT&T Wireless  Services for wireless CDPD data  services.
CDPD at 19 kbps  operates  much slower than the Ricochet  system,  but currently covers approximately 70% of the US population.  Wireless WebConnect!  expects to start selling CDPD from AT&T in the third quarter of 2001.

         Another  result of the search for other  products and services was the signing of an  agreement  early in the third  quarter with  Expertcity,  Inc. to resell its GoToMyPC  software,  which enables a user anywhere on the Internet to access and control, via a standard browser,  such as Internet Explorer, a remote
PC, such as one at the office while the user is at home.

         Although management continues to search for new products and services, there is no assurance that the above efforts will generate sufficient revenue to maintain the Company's current operational requirements.

         On August 8, 2001,  Metricom ceased operations of the Ricochet network and on August 16, 2001, conducted an auction of its assets. The final outcome of the auction of Metricom's  assets had not been  announced as of August 20, 2001.
It is not known, at this time,  whether Metricom's assets will be purchased as a whole or in parts,  whether any  purchaser  of  Metricom's  assets will elect to provide the type of wireless  network  services  provided by Metricom or whether any such purchaser electing to provide wireless network services will permit the
Company to resell  those  services.  In the event that the  Company is unable to find an alternative  source of revenues or to obtain  additional  capital in the very near  future,  the  Company is  unlikely  to be able to meet its  financial obligations  and  commitments  or to continue as a going business  concern.  The likely  impact  on  the  Company's  business  and  financial  condition  of  the termination of Metricom's  wireless  network services may require the Company to seek protection from its creditors under the United States  Bankruptcy Code. Any filing by the Company under the United States  Bankruptcy Code would likely seek a liquidation of the Company.

Note 3.  Summary of Significant Accounting Policies

         Inventory - Inventory  consists of modems  (wireless  Internet  access devices).  As a result of Metricom's  bankruptcy and the shut down of Metricom's network  (see Note 2), the Company  recorded a  write-down  on  inventory of $.7 million during the three months ended June 30, 2001.

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

                           Wireless WebConnect!, Inc.
                      (Formerly Known as Intellicall, Inc.)
                          Notes to Financial Statements
                   Three Months Ended March 31, 2001 and 2000

Note 3.  Summary of Significant Accounting Policies (continued)

devices and activation  fees are recognized over the estimated life of the subscriber.  Service revenues subject to money back guarantee provisions are deferred  until such  period  has  expired.  Prepaid  annual  services  fees are initially  deferred and  recognized as revenue as the services are provided over the related contract term. Management of the Company believes that the Company's
accounting   policies  comply  with  Staff  Accounting  Bulletin  101,  "Revenue
Recognition in Financial Statements."

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

         Basic and Diluted Net Income (Loss) Per Share-Basic earnings per share is  computed  using the  weighted  average  number  of  shares  of Common  Stock
outstanding  and  excludes  any  dilutive  effects  of  options,   warrants  and
convertible securities. As Wireless WebConnect!  operated as a partnership prior to June 2000,  the basic and diluted income (loss) per share amount is presented on a pro forma  basis as if the Merger was  effective  January 1, 2000.  Diluted earnings per share is the same as basic  earnings per share for the three months ended March 31, 2001, due to the net loss.  Basic and diluted earnings per share on a pro forma basis for the three months  ended March 31,  2000,  are each less than $.01 per share.  As of March 31,  2001,  the Company had 4.1  million,  1.8 million and 1.3 of outstanding  options,  warrants and  convertible  securities, respectively.

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

         Statement  of  Financial   Accounting   Standards  No.  141,  Business
Combinations   ("SFAS   141"),   is  effective   July  1,  2001  and   prohibits
pooling-of-interests   accounting  for  acquisitions.   Statement  of  Financial
Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"),
is effective  January 1, 2002 and specifies  that  goodwill and some  intangible assets  will no longer be  amortized  but  instead  will be subject to  periodic impairment testing.  The Company has not yet determined the effect adopting SFAS
142 will have on its financial statements.

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

Note 5.  Commitments and Contingencies

         The Company is  committed  to purchase  an  additional  $.8 million of devices (modems) from two suppliers during the remainder of 2001.

Note 6.   Restatement

         Subsequent  to the filing of the  Company's  Form 10-Q for the quarter ended March 31, 2001, management determined that a liability assumed as a result of the Merger was inadvertently excluded from accounts payable. As a result, the balance sheet at March 31, 2001 and the  statements of changes in  stockholders'
deficit  and cash  flows for the three  months  ended  March 31,  2001 have been restated from amounts previously  reported.  The effect of the restatement is to increase accounts payable and decrease additional paid in capital by $300,000 at
March 31, 2001.

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

Overview

         The  Company's  revenue  is  primarily  generated  from  the  sales of wireless  devices  (modems)  and the  resale  of  wireless  subscriber  services provided by  Metricom,  Inc.  Prior to the launch of  Metricom's  Ricochet  128k wireless Internet service ("R2") in July 2000,  Wireless  WebConnect!'s  revenue was  generated  primarily  from  commissions  paid for  subscribers  acquired by
Wireless  WebConnect!  for  Metricom's  28.8 kbps ("R1")  service.  This revenue accounted for 100% of Wireless  WebConnect!'s  revenue in the three months ended
March 31, 2000. Upon the  introduction of the R2 service  offering from Metricom in July 2000,  Wireless  WebConnect!  entered into an agreement with Metricom to become a non-exclusive  national  wireless  Internet service  provider/reseller, wherein  the  Company  provides  comprehensive  customer  interface  and support including subscription services, modem sales and technical support.

         The Company's  revenues and expenses have changed with the R2 offering due to the  change  in its  relationship  with  Metricom.  Previously,  Wireless
WebConnect! was a reseller and marketing agent for Metricom's 28.8 kbps Ricochet service ("R1"),  signing up customers owned and serviced by Metricom.  Under the new structure  (R1 base or R2), the Company is the service  provider and has the primary customer relationship. As a result, it earns the monthly service fee for
Internet  service  and  incurs  additional  expenses  in the form of  marketing, personnel  costs,  overhead and payments to Metricom for providing access to its network for the Company's customers. The compensation  arrangements under the R1 exclusive  agreement are

based upon the number of subscribers,  and there are no
minimum  commitment  levels  that the  Company  must meet  under the  agreement.
Generally,  the Company bills each R2 subscriber a flat rate and pays Metricom a specific  amount  per  subscriber  per  month.  Additionally,  the  Company  has increased its territory  from three markets to fifteen  markets,  and intends to deliver  service in all existing and planned  markets as soon as construction is completed and each market  network is activated.  Revenues also increased due to the  revenue  generated  from modem  sales.  Wireless  WebConnect!  discontinued
selling  Ricochet  28.8 kbps in early 2000 in  preparation  for the R2  service.
Metricom started transitioning its 28.8 kbps (R1) customers to the Company on an exclusive  basis for  service  delivery  and  ownership  in  January  2001.  The arrangement  does not allow for new  subscribers  to the 28.8 kbps service,  but rather,  only a continuation of the 28.8 kbps service to existing  customers who do not choose to upgrade to the R2 service.

         Generally, the Company's R2 offering enables it's customers to receive
128k or better mobile  wireless  Internet  service with  unlimited  usage and no roaming  charges for $74.95 per month.  Both of the R1 and R2 offerings  include full Internet  access and email  equivalent to full desktop  service but with no phone lines or other wired access  within the entire  network  coverage  area or within the subscribers  home area if the local plan option is available.  Annual rates  provide  a free  month of  service  with no  activation  fee when paid in advance.  In July  2001,  the  Company  discontinued  offering  pre-paid  annual subscriptions  and currently only offer  subscriptions  based on monthly service contracts.  Monthly  subscribers  pay the monthly fee with a $30 activation fee.
All customers are given a 30-day money back  guarantee  excluding the activation fee. Additionally,  all customers have the option to purchase the wireless modem of their choice with prices ranging from $99 to $299.

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

Recent Developments

         On July 2, 2001, Metricom, owner and operator of the Ricochet network, filed a voluntary petition in the Northern District of California for Chapter 11
bankruptcy  protection.   In  a  Form  8-K  released  July  11,  2001,  Wireless
WebConnect! stated that substantially all of the Company's revenue was generated from the  reselling  of the  Ricochet  service.  Thus the  Metricom  Chapter  11 bankruptcy may  materially and adversely  affect the Company due to, among other things, the inability of the Company to sign up new Ricochet subscribers and, in the event Metricom is unable to emerge from Chapter 11  bankruptcy,  the loss of current subscriber revenue.

         Company  management,  recognizing  the need to have  other  sources of income,  began looking for other products and services to market and sell during the second quarter.  One result of that is a trial marketing agreement signed in the third quarter with AT&T Wireless  Services for wireless CDPD data  services.
CDPD at 19 kbps  operates  much slower than the Ricochet  system,  but currently covers approximately 70% of the US population.  Wireless WebConnect!  expects to start selling CDPD from AT&T in the third quarter of 2001.

         Another  result of the search for other  products and services was the signing of an  agreement  early in the third  quarter with  Expertcity,  Inc. to resell its GoToMyPC  software,  which enables a user anywhere on the Internet to access and control, via a standard browser,  such as Internet Explorer, a remote
PC, such as one at the

office while the user is at home.

         Although management continues to search for new products and services, there is no assurance that the above efforts will generate sufficient revenue to maintain the Company's current operational requirements.

         On August 8, 2001,  Metricom ceased operations of the Ricochet network and on August 16, 2001, conducted an auction of its assets. The final outcome of the auction of Metricom's  assets had not been  announced as of August 20, 2001.
It is not known, at this time,  whether Metricom's assets will be purchased as a whole or in parts,  whether any  purchaser  of  Metricom's  assets will elect to provide the type of wireless  network  services  provided by Metricom or whether any such purchaser electing to provide wireless network services will permit the
Company to resell  those  services.  In the event that the  Company is unable to find an alternative  source of revenues or to obtain  additional  capital in the very near  future,  the  Company is  unlikely  to be able to meet its  financial obligations  and  commitments  or to continue as a going business  concern.  The likely  impact  on  the  Company's  business  and  financial  condition  of  the termination of Metricom's  wireless  network services may require the Company to seek protection from its creditors under the United States  Bankruptcy Code. Any filing by the Company under the United States  Bankruptcy Code would likely seek a liquidation of the Company.

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

         At June 30, 2001, the Company had cash of $2.1 million.  The events in connection  with the  bankruptcy  proceedings of Metricom may have a significant negative  impact  on the  Company's  liquidity.  As a result of the shut down of
Metricom's  network,  customers  of the  Company who have  prepaid for  services
(deferred  revenue at June 30, 2001 was $4.1 million) may demand a refund if the
Company  is  unable  to  transition  the  customers  to an  alternative  service acceptable to the customers. (See "Recent Developments")

         The  successful  expansion of the business  into  emerging  markets is dependent on the Company's ability to fund operations  internally and/or procure adequate  external  financing in a timely basis.  Currently,  the Company has no other  external  sources  of  working  capital  funds.  If  Company's  plans  or assumptions  change or are  inaccurate,  the  Company  may be  required  to seek additional  capital  or seek  capital  sooner  than  anticipated.  In the  event additional  financing  is  not  available,  the  Company  will  be  required  to significantly reduce its expenses and/or retract its expansion plans.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

         The  Company has no market risk  exposure  related to interest  rates, derivative financial instruments or foreign currency.

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
               and raising the total number of authorized shares to 61,000,000
               (60,000,000 million shares of common stock and 1,000,000 shares of preferred stock).

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

         On July 12, 2001, the Company filed a report on Form 8-K dated July 2,
2001, which announced that its strategic partner, Metricom, Inc., announced that it had filed for  Chapter 11  bankruptcy  protection.  Substantially  all of the
Company's  revenues are  generated  from billings to  subscribers  of Metricom's
Ricochet services.

Signatures

         Pursuant to the  requirements of the Securities  Exchange Act of 1934, as  amended,  the  Registrant  has duly  caused  this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      WIRELESS WEBCONNECT!, INC.

                            /s/ G.T. Finn
                            ---------------------------------------------------
                                G. T. Finn
                                President
                                (Principal Executive Officer)

                            /s/ Sandra T. Everett
                            ---------------------------------------------------
                                Sandra T. Everett
                                Interim Chief Financial Officer
                                (Principal Financial Officer and
                                Principal Accounting Officer)

Date:   August 20, 2001

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
               and raising the total number of authorized shares to 61,000,000
               (60,000,000 million shares of common stock and 1,000,000 shares of preferred stock).
     4.1       Specimen certificate for Common Stock of the Company.
    10.1       Intellicall, Inc. 1991 Stock Option Plan

