Form 10-Q
period 2001-06-30
WIRELESS WEBCONNECT INC
filed 2001-08-20
CIK 818674

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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
common stock, as of the latest practicable date.

                                                    Outstanding at
           Class                                    August 14, 2001
------------------------------                      ---------------
  Common Stock $.01 par value                         35,386,459

--------------------------------------------------------------------------------

INDEX

WIRELESS WEBCONNECT!, INC.

Part I.  Financial Information

  Item 1.      Financial Statements

               Balance Sheets at June 30, 2001 (Unaudited)
               and December 31, 2000.....................................     2

               Statements of Operations (Unaudited) for the three months
               ended June 30, 2001 and 2000..............................     3

               Statements of Operations (Unaudited) for the six months
               ended June 30, 2001 and 2000..............................     4

               Statement of Stockholders' Deficit for the six months ended
               June 30, 2001 (Unaudited).................................     5

               Statements of Cash Flows (Unaudited) for the six months
               ended June 30, 2001 and 2000..............................     6

               Notes to Financial Statements (Unaudited) ................     7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations.............    13

     Item 3.   Quantitative and Qualitative Disclosures
               About Market Risk ........................................    18

Part II.       Other Information

     Item 1.   Legal Proceedings ........................................    19

     Item 2.   Changes in Securities and Use of Proceeds.................    19

     Item 4.   Submission of Matters to a Vote

                           Wireless WebConnect!, Inc.
                      (Formerly Known as Intellicall, Inc.)
                                 Balance Sheets
                       June 30, 2001 and December 31, 2000
                                 (in thousands)

                                                                                                   June 30,          December 31,
                                                                                                    2001                 2000
                                                                                                  ----------         ------------
                                                                                                  (Unaudited)

                                       ASSETS
Current assets:
  Cash.............................................................................               $ 2,059              $1,532
  Accounts receivable, net of allowance for doubtful accounts
     of $1,525 and $131, respectively..............................................                 1,964                 640
  Inventory, net...................................................................                 1,410                 205
  Prepaid expenses and other current assets........................................                   219                  92
                                                                                                  -------              ------
       Total current assets........................................................                 5,652               2,469

Property and equipment, net........................................................                   260                 124
Other assets.......................................................................                   428                  14
                                                                                                  -------              ------
       Total assets................................................................               $ 6,340              $2,607
                                                                                                  =======              ======

                        LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable.................................................................               $ 4,710              $  518
  Accrued expenses.................................................................                   451                 640
  Deferred revenue.................................................................                 4,073               1,929
  Note payable.....................................................................                    --                 750
  Other current liabilities........................................................                   135                  --
                                                                                                  -------              ------
       Total current liabilities...................................................                 9,369               3,837

  Long-term debt to related party..................................................                 1,901                  --
                                                                                                  -------              ------
       Total liabilities...........................................................                11,270               3,837
                                                                                                  -------              ------

Commitments and contingencies (Note 4)
Stockholders' equity (deficit):
  Common stock, $.01 par value; 60,000,000 shares authorized;                                         354
   35,386,459 shares issued and outstanding at June 30, 2001;
   10,000  shares authorized, issued and outstanding, no par value,
   at December 31, 2000............................................................                                        --
  Additional paid-in capital.......................................................                 1,074                 374
  Less common stock in treasury, at cost, 74,908 shares............................                  (318)                 --
  Accumulated deficit..............................................................                (6,040)             (1,604)
                                                                                                  -------              ------
       Total stockholders' deficit.................................................                (4,930)             (1,230)
                                                                                                  -------              ------
       Total liabilities and stockholders' deficit ................................               $ 6,340              $2,607
                                                                                                  =======              ======

               See accompanying notes to the financial statements

                                      -2-

                           Wireless WebConnect!, Inc.
                      (Formerly Known as Intellicall, Inc.)
                            Statements of Operations
                    Three Months Ended June 30, 2001 and 2000
                            (in thousands, except per
                                 share amounts)

                                                                                              June 30,
                                                                                        2001             2000
                                                                                        ----             ----
                                                                                            (Unaudited)
Revenue:
  Commissions and related............................................               $     --          $   285
  Services...........................................................                  3,809               --
  Equipment..........................................................                  2,103               --
  Other..............................................................                    242               --
                                                                                    --------          -------
     Total revenues..................................................                  6,154              285
                                                                                    --------          -------

Operating expenses:
  Cost of services and equipment revenues............................                  4,802               --
  Selling, general and administrative................................                  3,529              194
  Inventory write-down...............................................                    700               --
                                                                                    --------          -------
     Total operating expenses........................................                  9,031              194
                                                                                    --------          -------

Operating income (loss)..............................................                 (2,877)              91
                                                                                    --------          -------

Other income (expense):
  Interest income....................................................                     20               --
  Interest expense...................................................                    (49)              --
  Other income (expense), net........................................                   (213)              --
  Impairment loss on assets held for sale............................                   (586)              --
                                                                                    --------          -------
     Total other income (expense)....................................                   (828)              --
                                                                                    --------          -------

Income (loss) before income taxes....................................                 (3,705)             (91)

Income tax benefit (expense).........................................                     --               --
                                                                                    --------          -------

Net income (loss)....................................................               $ (3,705)           $  91
                                                                                    ========

Pro forma income tax expense.........................................                                     (32)
                                                                                                      -------
Pro forma net income  ...............................................                                 $    59
                                                                                                      =======

Net income (loss) per share--basic and diluted  .....................               $   (.10)
                                                                                    ========

Weighted average shares outstanding--basic and diluted................                35,386
                                                                                    ========

Proforma net income (loss) per share - basic and diluted.............                                 $    --
                                                                                                      =======

Proforma weighted average shares outstanding - basic and diluted.....                                  34,886
                                                                                                      =======

               See accompanying notes to the financial statements

                           Wireless WebConnect!, Inc.
                      (Formerly Known as Intellicall, Inc.)
                            Statements of Operations
                     Six Months Ended June 30, 2001 and 2000
                            (in thousands, except per
                                 share amounts)

                                                                                               June 30,
                                                                                        2001             2000
                                                                                        ----             ----
                                                                                             (Unaudited)
Revenue:
  Commissions and related............................................              $      --          $    706
  Services...........................................................                  6,119                33
  Equipment..........................................................                  3,741                --
  Other..............................................................                    391                --
                                                                                   ---------          --------
     Total revenues..................................................                 10,251               739
                                                                                   ---------          --------

Operating expenses:
  Cost of services and equipment revenues............................                  8,134                28
  Selling, general and administrative................................                  4,949               503
  Inventory write-down...............................................                    700                --
                                                                                   ---------          --------
     Total operating expenses........................................                 13,783               531
                                                                                   ---------          --------

Operating income (loss)..............................................                 (3,532)              208
                                                                                   ---------          --------

Other income (expense):
  Interest income....................................................                     48                --
  Interest expense...................................................                    (49)               --
  Other income (expense), net........................................                   (317)               --
  Impairment loss on assets held for sale............................                   (586)               --
                                                                                   ---------          --------
     Total other income (expense)....................................                   (904)               --
                                                                                   ---------          --------

Income (loss) before income taxes....................................                 (4,436)              208

Income tax benefit (expense).........................................                     --                12
                                                                                   ---------          --------

Net income (loss)....................................................              $  (4,436)         $    220
                                                                                   =========          ========

Net income (loss) per share--basic and diluted  .....................              $    (.12)
                                                                                   =========

Weighted average shares outstanding--basic and diluted................                35,386
                                                                                   =========

Proforma net income (loss) per share - basic and diluted.............                                 $     --
                                                                                                      ========

Proforma weighted average shares outstanding - basic and diluted.....                                   34,886
                                                                                                      ========

               See accompanying notes to the financial statements

                                      -4-

                           Wireless WebConnect!, Inc.
                      (Formerly Known as Intellicall, Inc.)
                 Statements of Changes in Stockholders' Deficit
                         Six Months Ended June 30, 2001
                                   (Unaudited)
                                 (in thousands)

                                          Common Stock                           Treasury Stock         Retained
                                     ----------------------                  ----------------------     --------
                                       Shares      Amount    Paid-in Capital   Shares      Amount        Deficit        Total
                                       ------      ------    ---------------   ------      ------        -------        -----

          Balance at January 1, 2001..      10        $   --         $   374          --     $     --        $(1,604)   $ (1,230)

            Effect of the merger:
               Intellicall
               historical
               Shares..............     13,083           131                          75       (318)              --        (187)

               Issuance of new
            shares..................    21,803           218             466                                      --         684

               Cancellation of pre-
                merger Wireless
                WebConnect! shares..       (10)

            Amendments to warrants
            as a result of the                                                        --           --
            merger..................        --            --              67                                      --          67

             Issuance of new shares.       500             5             167                                      --         172

            Net loss................        --            --              --          --           --         (4,436)     (4,436)
                                        ------       -------         -------     -------      -------        -------    --------

          Balance at June 30, 2001..    35,386       $   354         $ 1,074          75      $  (318)       $(6,040)   $ (4,930)
                                        ======       =======         =======     =======      =======        =======    ========

               See accompanying notes to the financial statements

                           Wireless Webconnect!, Inc.
                      (Formerly Known As Intellicall, Inc.)
                            Statements of Cash Flows
                     Six Months Ended June 30, 2001 and 2000
                                 (in thousands)

                                                                                            June 30,
                                                                                        2001         2000
                                                                                        --------     ----
                                                                                           (Unaudited)
Operating activities:
  Net income (loss).........................................................            $ (4,436)       $ 220
  Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
    Depreciation............................................................                  23            7
    Provision for doubtful accounts.........................................                 603           --
    Inventory write-down....................................................                 700           --
    Impairment loss on assets held for sale.................................                 586           --
    Stock issued in exchange for professional services......................                 172           --
    Merger costs - amendments to warrants...................................                  67           --
  Changes in operating assets and liabilities:
    Accounts receivable.....................................................              (1,540)         121
    Inventory...............................................................              (1,892)          --
    Prepaid expenses and other current assets...............................                 (31)           5
    Other assets............................................................                  61           --
    Accounts payable and accrued expenses...................................               2,923          (32)
    Deferred revenue........................................................               2,144           --
                                                                                        --------        -----
  Net cash provided by (used in) operating activities.......................                (620)         321
                                                                                        --------        -----

Investing activities:
  Additions to property and equipment.......................................                (159)          (3)
  Proceeds from the sale of assets .........................................                 350           --
  Cash acquired in merger...................................................                 706           --
                                                                                        --------        -----
  Net cash provided by investing activities.................................                 897           (3)
                                                                                        --------        -----

Financing activities:
  Distributions to partners.................................................                  --          (44)
  Proceeds from note payable................................................                 250           --
                                                                                        --------        -----
  Net cash provided by (used in) financing activities.......................                 250          (44)
                                                                                        --------        -----

Net increase in cash........................................................                 527          274

Cash, beginning of period...................................................               1,532           45
                                                                                        --------        -----

Cash, end of period.........................................................            $  2,059        $ 319
                                                                                        ========        =====

Non-cash transactions:
  Issuance of stock to affect the merger (net of cash acquired).............            $   (209)       $  --
                                                                                        ========        =====

               See accompanying notes to the financial statements

                           Wireless WebConnect!, Inc.
                      (Formerly Known as Intellicall, Inc.)
                          Notes to Financial Statements
                     Six Months Ended June 30, 2001 and 2000

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

         The accompanying unaudited financial statements, in the opinion of the
Company's  management,  contain all material,  normal and recurring  adjustments necessary to present  accurately the financial  condition of the Company and the results of its operations for the periods  indicated.  The results of operations for the interim periods  reported are not necessarily  indicative of the results to be experienced  for the entire year.  These  unaudited  financial  statements should be read in  conjunction  with the financial  statements and notes thereto included in the  Company's  Report on Form 8-K for the year ended  December  31,
2000 filed with the Securities and Exchange Commission in May 2001.

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
                     Six Months Ended June 30, 2001 and 2000

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
                     Six Months Ended June 30, 2001 and 2000

Note 1--Basis of Presentation, Merger and Business (continued)

         The note receivable from Wireless WebConnect!  of $1.0 million,  which represents the amounts advanced by the Company to Wireless WebConnect!  prior to the Merger, has been eliminated  pursuant to the loan agreement between Wireless
WebConnect! and the Company.

         Assets held for sale represent  inventory and fixed assets  associated with  Intellicall's  payphone  business  operations  and are  recorded  at their estimated net  realizable  value.  Subsequent  to March 31, 2001,  the potential buyer of the payphone business  operations  terminated its letter of intent with the Company. As a result, the Company recorded an impairment loss on assets held for sale of $.6 million during the three months ended June 30, 2001.

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
                     Six Months Ended June 30, 2001 and 2000

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

                           Wireless WebConnect!, Inc.
                      (Formerly Known as Intellicall, Inc.)
                          Notes to Financial Statements
                     Six Months Ended June 30, 2001 and 2000

Note 3.  Summary of Significant Accounting Policies (continued)

         Revenue  Recognition-Prior to July 2000 Wireless  WebConnect!  derived commission  revenue from Metricom for the sale of Metricom's  wireless  Internet services.  Commission  revenues  were  recognized  as  customer  contracts  were delivered to Metricom. Effective July 2000, Wireless WebConnect! began reselling wireless  Internet access devices and service.  Revenues and costs to the extent of revenues from the sale of devices and activation fees are recognized over the estimated  life of the  subscriber.  Service  revenues  subject  to  money  back guarantee provisions are deferred until such period has expired.  Prepaid annual service fees are  initially  deferred and  recognized as revenue as the services are provided over the related contract term.  Management of the Company believes that the Company's  accounting  policies comply with Staff  Accounting  Bulletin
101, "Revenue Recognition in Financial Statements."

         Income Taxes-As a partnership,  the partners of Wireless  WebConnect's predecessor  were  taxed on  their  proportionate  share  of such  predecessor's income.  Therefore, the provision or liability for federal or state income taxes has been  included  only on a pro forma basis for the six months  ended June 30,
2000,  a portion of which  period  was prior to the  incorporation  of  Wireless
WebConnect!  in May 2000.  Deferred  tax assets  and  liabilities,  if any,  are recognized for the future tax consequences  attributable to differences  between the carrying amount of existing  assets and liabilities for financial  reporting purposes  and  amounts  used for income tax  purposes.  Deferred  tax assets and liabilities  are measured  using enacted tax rates  expected to apply to taxable income in years in which those  temporary  differences  are expected to reverse.
The Company has fully  reserved  all of its deferred  tax assets  including  NOL carryforwards at June 30, 2001, due to future projected taxable losses.

         Basic and Diluted Net Income (Loss) Per Share-Basic earnings per share is  computed  using the  weighted  average  number  of  shares  of Common  Stock
outstanding  and  excludes  any  dilutive  effects  of  options,   warrants  and
convertible securities. As Wireless WebConnect!  operated as a partnership prior to June 2000,  the basic and diluted income (loss) per share amount is presented on a pro forma  basis as if the Merger was  effective  January 1, 2000.  Diluted earnings per share is the same as basic earnings per share for the three and six months ended June 30, 2001, due to the net loss.  Basic and diluted earnings per share on a pro forma basis for the six months ended June 30, 2000, are each less than $.01 per share.  As of June 30,  2001,  the  Company had 4.1  million,  1.8 million  and 1.3  million  of  outstanding  options,  warrants  and  convertible securities, respectively.

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

                           Wireless WebConnect!, Inc.
                      (Formerly Known as Intellicall, Inc.)
                          Notes to Financial Statements
                     Six Months Ended June 30, 2001 and 2000

Note 3.  Summary of Significant Accounting Policies (continued)

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

Note 4.  Long-Term Debt to Related Party

         Long-term  debt  to  related  party  consists  of  $2  million  of  7%
convertible  subordinated  notes, due 2004, net of unamortized debt discounts of
$.1 million.  The debt is payable to Banca del Gottardo,  a beneficial  owner of approximately  13% of the issued  and  outstanding  Common  Stock as of June 30,
2001.

Note 5.  Restatement

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

Overview

         The Company currently provides  high-speed wireless data solutions and its  revenue  is  generated  as a wireless  Internet  service  provider  selling services and wireless modems.  Wireless WebConnect!  began selling wireless data services  in July  1995.  Since its  inception,  it has  internally  funded  its activity of acquiring wireless Internet service  subscribers.  In 2000, Wireless
WebConnect!  invested  in the  expansion  of its  call  center,  sales  offices, marketing  activities  and  delivery  capabilities.  The  Company's  plan  is to continue  investing  in  these  activities  and  expand  its  customer  base  by identifying and providing  additional cutting edge wireless services  throughout the  United  States.  With  the  introduction  of  additional  wireless  service offerings  in  major  United  States  markets,  the  Company  expects  to  incur significant  operating  losses  for at least  the  next  several  quarters.  Its profitability  will be dependent  on growing its customer  base for existing and new wireless data services offerings.

         The  Company  generates  nearly  all its  revenue  from the  resale of wireless  data  services  provided by  Metricom,  Inc. and the sales of wireless devices (modems) manufactured by Metricom, Sierra Wireless and Novatel Wireless.
Prior to the launch of Metricom's  Ricochet 128k  wireless  Internet  service in
July  2000,  Wireless   WebConnect!'s   generated  its  revenue  primarily  from
commissions  paid by  Metricom  for  subscribers  acquired  by the  Company  for
Metricom's  earlier 28.8 kbps  service.  This revenue  accounted for 100% of its revenue  in the three  months  ended  March 31,  2000.  In July  2000,  Wireless
WebConnect!  entered into an agreement  with Metricom to become a  non-exclusive national  wireless  Internet  service  provider/reseller,

wherein the Company provides  comprehensive  customer  support  including sales, activation, and technical support.

         The Company  charges  subscribers  monthly  service  fees for wireless high-speed  Internet  access and incurs  sales,  marketing,  personnel,  general administrative  and  overhead  costs as well as makes  payments to Metricom  for access to its  wireless  network for each  subscriber.  The  Company  bills each subscriber a flat rate and pays Metricom a specific  amount per  subscriber  per month.  Wireless  WebConnect!  discontinued  selling Ricochet 28.8 kbps in early
2000 in preparation for the 128 kbps service.

         The Company's 128 kbps service enables  subscribers to receive 128k or better mobile  wireless  Internet  service with  unlimited  usage and no roaming charges for $74.95 per month or  promotional  pricing as  occasionally  offered.
This service  includes  full Internet  access and email,  which is equivalent to full desktop  service  wirelessly  within the coverage area or the  subscriber's home area.  Monthly  subscribers  pay the monthly fee with a $30 activation fee.
All customers are given a 30-day money back  guarantee  excluding the activation fee. Additionally,  all customers have the option to purchase the wireless modem of their choice with prices ranging from $99 to $299.

         The Company's  subscriber  acquisition  costs consist primarily of the establishment  and  running  of sales  offices,  call  centers,  marketing,  and management expenses.  Modem devices are purchased from third party manufacturers and there may be a need to subsidize  the sale of these  devices to customers in order to stay  competitive.  The Company's  delivery  expenses include technical delivery and support personnel, equipment and maintenance,  bandwidth, hardware, systems  development and management.  The Company's  general and  administrative expenses  consist  primarily  of  compensation  and  related  costs for  general corporate, business development and technology development personnel, along with rent and other related costs.

         The number of the Company's  subscribers on June 30, 2001 increased to
22,600.  A part of this  increase was due to  concentrated  sales and  marketing campaigns by the Company and Metricom in San Diego and San Francisco.  Beginning
in mid-May, 2001, Wireless WebConnect! engaged in a marketing trial of a new 128 kbps  service  for $44.95 per month that only  operated  in the local San Diego,
California area.

         Introduction of the Ricochet local service resulted in the addition of more than 1,200 subscribers within the first seven weeks in the San Diego market alone.  (The  last two  weeks of which  were in the  third  quarter.)  The local service  provided  an  alternative  for  consumers  and  businesses  that sought high-speed  alternatives  to DSL and  Cable  as well as  offering  the  wireless mobility of Ricochet service.

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

Results of Operations

Commissions and related revenue.  Commissions and related revenue of $.3 million and $.7  million  for the three  months  and six  months  ended  June 30,  2000, respectively,  represents  commissions  earned from Metricom for the delivery of new customers to Metricom's  Ricochet  28.8 kbps service.  Wireless  WebConnect!
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

Services  revenue.  Services  revenue of $3.8  million and $6.1  million for the three months and six months ended June 30, 2001,  respectively,  represents fees earned  from  customers  for the  wireless  Internet  access  service.  Fees are collected  from  customers for monthly or annual  service and are  recognized as services  revenue  ratably over the service  period.  As of June 30,  2001,  the
Company had approximately 22,000 customers to whom it resold service.

Equipment  revenue.  Equipment  revenue of $2.1 million and $3.7 million for the three months and six months ended June 30, 2001,  respectively,  represents  the sale of wireless modems to new customers.

Cost of services and equipment revenue.  Costs of services and equipment revenue of $4.8  million and $8.1 million for the three months and six months ended June
30,  2001,  respectively,  represents,  primarily,  costs  for  wireless  modems purchased  from  Metricom and two other vendors and fees to provide the service.
Fees to provide the service are  primarily  fees paid to Metricom  for access to the wireless network but also include costs for an Internet service provider and technical support costs.  Wireless WebConnect!  did not have equipment costs for the six months ended June 30, 2000, as revenues were  restricted to  commissions only.

Other revenue. Other revenue of $.2 million and $.4 million for the three months
and  six  months  ended  June  30,  2001,  respectively,   represents  one-time,
non-refundable  activation fees charged to new customers for monthly service and royalties received related to the pay phone segment.  Royalty income represented
$.07 million of other  revenue for the three and six months ended June 30, 2001.
The Company receives royalty payments for 3rd party sales of certain  telephonic switching equipment previously sold to the 3rd party.

Selling,  general  and  administrative.   Selling,  general  and  administrative
("SG&A")  expenses  increased from $.5 million for the six months ended June 30,
2000 to $5.6 million for the six months ended June 30, 2001. SG&A increased from
$.2 million  for the three  months  ended June 30, 2000 to $4.2  million for the three months ended June 30, 2001. Approximately $1.3 million and $2.3 million of the  increases  for the  three  months  and six  months  ended  June  30,  2001, respectively, compared to the same period in the prior year, represent increases in salaries,  wages and benefits  ("SW&B") related to the establishment of sales offices,  call centers,  as well increased corporate office personnel related to providing  comprehensive customer interface and support services.  Additionally,
$.3 million of the SW&B  increase for the three months and six months ended June
30, 2001,  relates to Dallas corporate  office personnel  acquired in connection with the merger with Intellicall.

The remaining  increases in SG&A of $2.7 million for the three months ended June
30, 2001 and $2.8 million for the six months  ended June 30,  2001,  compared to the same period in the prior year,  relate  primarily  to increases in occupancy costs,  professional  fees,  travel,  bad debt  expense  and  general  corporate overhead.  Occupancy costs, travel and general corporate overhead increased as a result  of the  establishment  of the  sales  offices  and  increased  corporate personnel.  Professional  fees  increased  primarily  due  to  the  merger  with
Intellicall  and  increased  costs of  operating  as a public  entity.  Bad debt increases  of $.5 million  and $.6  million for the three  months and six months ended  June  30,  2001,  respectively,  compared  to the  same  period  in 2000, represent  the  establishment  of an  allowance  for  doubtful  accounts for the
Company's direct bill customers.

Inventory write-down.  The $.7 million inventory write-down for the three months and six months ended June 30, 2001,  represents the expected  unrecoverable cost of modem  inventory in connection  with the Metricom  bankruptcy  filing and the shut down of the Metricom network.

Interest income.  Interest income of $.02 million and $.04 million for the three months and six months ended June 30, 2001, respectively,  represents earnings on the Company's savings and investment cash accounts.

Interest expense.  Interest expense of $.05 million for the three months and six months ended June 30, 2001,  represent interest expense and amortization of debt costs related to the $2.0 million note payable to Banca del Gottardo.

Other expense. Other expense of $.2 million and $.3 million for the three months and six months ended June 30, 2001, respectively, consist principally of the net payphone  operations  that the Company  expects to sell or dispose of within the next six months.

Impairment  loss on assets  held for sale.  The $.6 million  impairment  loss on assets  held for sale  reflects  the  write-down  of the assets of the  payphone operations to zero (estimated net realizable  value).  The Company  continues to explore opportunities to dispose of the payphone business.

Liquidity and Capital Resources

         Since  Wireless  WebConnect!'s  inception,  Wireless  WebConnect!  has financed its operations solely through revenue  generated by the business.  Cash provided by  operations  was $.3 million for the six months ended June 30, 2000, compared to cash used in operations of $.6 million for the six months ended June
30, 2001. The $1.5 million growth in accounts receivable and the $1.9 million in inventory  growth  accounted  for the  majority  of the use of cash  for the six months  ended June 30,  2001.  The  increase  in  accounts  payable  and accrued expenses of $3.3 million and the deferral of $2.1 million in revenue at June 30,
2001, primarily generated from the sale of annual subscriber  contracts,  offset cash used in operations for accounts receivable and inventory.

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

Item 2.  Changes in Securities and Use of Proceeds.

Recent Sales of Unregistered Securities.

         On April 1, 2001, the Company issued 500,000 shares of Common Stock to
Houlihan  Lokey Howard and Zukin.  The shares,  which had a market value of $.34 per  share on the date of  issuance,  were  issued  as  payment  for  consulting services  provided by Houlihan  Lokey Howard and Zukin to Wireless  WebConnect!.
Houlihan Lokey Howard and Zukin are accredited investors. Such issuance was made in reliance upon the Section 4.2 Exemption.

Item 4.  Submission of Matters to A Vote of Security Holders.

         None.

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
        (a)4.1 Specimen certificate for Common Stock of the Company.
        (e)10.1 Intellicall, Inc. 1991 Stock Option Plan

        (f)3.5 Articles of Amendment of the Certificate of Incorporation of
               Intellicall, Inc. changing the name to Wireless
               WebConnect!, Inc. and raising the total number of authorized shares to 61,000,000 (60,000,000 million shares of
               common stock and 1,000,000 shares of preferred stock).

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

(f)      Incorporated  by reference  from the  Company's  Quarterly  Report on
         Form 10-Q for the three months ended March 31, 2001.

(b)      Reports on Form 8-K:

         On July 11, 2001, the Company filed a report on Form 8-K dated July 2,
2001,  which  disclosed that Metricom,  Inc. had filed for Chapter 11 bankruptcy protection.  Substantially  all of the  Company's  revenues are  generated  from billings to subscribers of Metricom's Ricochet services.

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

