Form 10-Q
period 2001-09-30
WIRELESS WEBCONNECT INC
filed 2001-11-19
CIK 818674

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                      OR

                ( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                          Commission File No. 1-10588

                           WIRELESS WEBCONNECT!, INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                        75-1993841
  (State or other jurisdiction                           (I.R.S. Employer
 of incorporation or organization)                    Identification number)



                               620 Lakeview Road
                              Clearwater, FL 33756
                              --------------------

                    (Address of Principal Executive Offices)

                                 (727) 445-1500
              (Registrant's telephone number, including area code)

  Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

        Yes   X                                     No
             ---                                       ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                         Outstanding at
            Class                                       November 14, 2001
  ---------------------------                           -----------------
  Common Stock $.01 par value                              35,386,459

INDEX

WIRELESS WEBCONNECT!, INC.

Part I.  Financial Information

     Item 1.      Financial Statements

                  Balance Sheets at September 30, 2001
                   (Unaudited) and December 31, 2000......................     2

                  Statements of Operations (Unaudited) for the three months
                   ended September 30, 2001 and 2000......................     3

                  Statements of Operations (Unaudited) for the nine months
                   ended September 30, 2001 and 2000......................     4

                  Statement of Stockholders' Deficit for the nine months
                  ended September 30, 2001 (Unaudited)....................     5

                  Statements of Cash Flows (Unaudited) for the nine months
                   ended September 30, 2001 and 2000......................     6

                  Notes to Financial Statements (Unaudited) ..............     7


     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...........    13

     Item 3.      Quantitative and Qualitative Disclosures
                  About Market Risk ......................................    18


Part II.          Other Information

     Item 1.      Legal Proceedings ......................................    19

     Item 2.      Changes in Securities and Use of Proceeds...............    19

     Item 4.      Submission of Matters to a Vote
                  of Security Holders.....................................    19

     Item 6.      Exhibits and Reports on Form 8-K........................    21

     Signatures   ........................................................    22

                           Wireless WebConnect!, Inc.
                      (Formerly Known as Intellicall, Inc.)
                                 Balance Sheets
                    September 30, 2001 and December 31, 2000
                                 (in thousands)

                                                                                              September 30,     December 31,
                                                                                                  2001              2000
                                                                                                  ----              ----
                                                                                               (Unaudited)
                                       ASSETS
Current assets:
  Cash ....................................................................................   $  1,097           $  1,532
  Accounts receivable, net of allowance for doubtful accounts
     of $1,159 and $131, respectively .....................................................       --                  640
  Inventory, net ..........................................................................         34                205
  Prepaid expenses and other current assets ...............................................         68                 92
                                                                                              --------           --------
       Total current assets ...............................................................      1,199              2,469

Property and equipment, net ...............................................................        246                124
Other assets ..............................................................................        392                 14
                                                                                              --------           --------
       Total assets .......................................................................   $  1,837           $  2,607
                                                                                              ========           ========


                        LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable ........................................................................   $  5,317           $    518
  Accrued expenses ........................................................................        478                640
  Customer liabilities ....................................................................      3,124              1,929
  Note payable ............................................................................       --                  750
  Other current liabilities ...............................................................        163               --
                                                                                              --------           --------

       Total current liabilities ..........................................................      9,082              3,837
  Long-term debt to related party .........................................................      1,910               --
  Other long-term liabilities .............................................................        250               --
                                                                                              --------           --------
       Total liabilities ..................................................................     11,242              3,837
                                                                                              --------           --------

Commitments and contingencies (Note 4) Stockholders' equity (deficit):
  Common stock, $.01 par value; 60,000,000 shares authorized;
   35,386,459 shares issued and outstanding at September 30, 2001;
   10,000    shares authorized, issued and outstanding, no par value,
   at December 31, 2000 ...................................................................        354               --
  Additional paid-in capital ..............................................................      1,074                374
  Less common stock in treasury, at cost, 74,908 shares ...................................       (318)              --
  Accumulated deficit .....................................................................    (10,515)            (1,604)
                                                                                              --------           --------
       Total stockholders' deficit ........................................................     (9,405)            (1,230)
                                                                                              --------           --------
       Total liabilities and stockholders' deficit ........................................   $  1,837           $  2,607
                                                                                              ========           ========


               See accompanying notes to the financial statements

                           Wireless WebConnect!, Inc.
                      (Formerly Known as Intellicall, Inc.)
                            Statements of Operations
                 Three Months Ended September 30, 2001 and 2000
                                   (Unaudited)
                            (in thousands, except per
                                 share amounts)

                                                                                       September 30,
                                                                                  2001              2000
                                                                                  ----              ----
Revenue:
  Commissions and related............................................           $   --            $   --
  Services...........................................................              1,951               170
  Equipment..........................................................                104               207
  Other..............................................................                 26                 1
                                                                                --------          --------
     Total revenues..................................................              2,081               378
                                                                                --------          --------

Operating expenses:
  Cost of services and equipment revenues............................              1,683               414
  Selling, general and administrative................................              2,082               450
  Bad debt expense...................................................                552              --
  Inventory write-down...............................................              1,706              --
                                                                                --------          --------
     Total operating expenses........................................              6,023               864
                                                                                --------          --------

Operating loss.......................................................             (3,942)             (486)
                                                                                --------          --------

Other income (expense):
  Interest income....................................................                 15              --
  Interest expense...................................................                (51)             --
  Other income (expense), net........................................               (497)             --
                                                                                --------          --------
     Total other income (expense)....................................               (533)             --
                                                                                --------          --------

Loss before income taxes.............................................             (4,475)             (486)

Income tax benefit...................................................               --                 182
                                                                                ---------         --------        ---

Net loss.............................................................           $(4,475)          $   (304)
                                                                                ========          ========

Pro forma income tax benefit.........................................                                  165
                                                                                                  --------
Pro forma net loss  .................................................                             $   (321)
                                                                                                  ========

Net loss per share--basic and diluted  ..............................           $   (.13)
                                                                                ========

Weighted average shares outstanding--basic and diluted................            35,386
                                                                                ========

Proforma net loss per share - basic and diluted......................                             $   (.01)
                                                                                                  ========

Proforma weighted average shares outstanding - basic and diluted.....                               34,886
                                                                                                  ========


               See accompanying notes to the financial statements

                           Wireless WebConnect!, Inc.
                      (Formerly Known as Intellicall, Inc.)
                            Statements of Operations
                  Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)
                            (in thousands, except per
                                 share amounts)

                                                                                       September 30,
                                                                                  2001              2000
                                                                                  ----              ----
Revenue:
  Commissions and related............................................           $   --            $    706
  Services...........................................................              8,070               204
  Equipment..........................................................              3,844               207
  Other..............................................................                417                 1
                                                                                --------          --------
     Total revenues..................................................             12,331             1,118
                                                                                --------          --------

Operating expenses:
  Cost of services and equipment revenues............................              9,817               443
  Selling, general and administrative................................              6,345               929
  Bad debt expense...................................................              1,154              --
  Inventory write-down...............................................              2,406              --
                                                                                --------          --------
     Total operating expenses........................................             19,722             1,372
                                                                                --------          --------

Operating loss.......................................................             (7,391)             (254)
                                                                                --------          --------

Other income (expense):
  Interest income....................................................                 63              --
  Interest expense...................................................               (100)             --
  Other income (expense), net........................................               (897)             --
  Impairment loss on assets held for sale............................               (586)             --
                                                                                --------          --------     --
     Total other income (expense)....................................             (1,520)             --
                                                                                --------          --------     --

Loss before income taxes.............................................             (8,911)             (254)

Income tax benefit...................................................                --                169
                                                                                --------          --------       ---

Net loss.............................................................           $ (8,911)         $    (85)
                                                                                ========          ========

Pro forma income tax benefit.........................................                                   86
                                                                                                  --------      --
Pro forma net loss  .................................................                             $   (168)
                                                                                                  ========

Net loss per share--basic and diluted  ..............................           $   (.25)
                                                                                ========

Weighted average shares outstanding--basic and diluted................            35,386
                                                                                ========

Proforma net loss per share - basic and diluted......................                             $   --
                                                                                                  ========

Proforma weighted average shares outstanding - basic and diluted.....                               34,886
                                                                                                  ========

               See accompanying notes to the financial statements

                           Wireless WebConnect!, Inc.
                      (Formerly Known as Intellicall, Inc.)
                 Statements of Changes in Stockholders' Deficit
                      Nine Months Ended September 30, 2001
                                   (Unaudited)
                                 (in thousands)

                                 Common Stock        Paid-In       Treasury Stock      Retained
                                 ------------        -------       --------------      --------
                               Shares     Amount     Capital     Shares    Amount      Deficit      Total
                               ------     ------     -------     ------    ------      -------      -----

Balance at January 1, 2001         10    $   --     $    374       --     $   --      $ (1,604)   $ (1,230)

  Effect of the merger:
     Intellicall
  historical
       Shares ............     13,083         131       --           75       (318)       --          (187)

     Issuance of new
  shares .................     21,803         218        466       --         --          --           684

     Cancellation of pre-
      merger Wireless
      WebConnect! shares .        (10)       --         --         --         --          --          --

  Amendments to warrants
  as a result of the
  merger .................       --          --           67       --         --          --            67

   Issuance of new shares         500           5        167       --         --          --           172

  Net loss ...............       --          --         --         --         --        (8,911)     (8,911)
                             --------    --------   --------   --------   --------    --------    --------

Balance at September 30,
  2001 ...................     35,386    $    354   $  1,074         75   $   (318)   $(10,515)   $ (9,405)
                             ========    ========   ========   ========   ========    ========    ========


               See accompanying notes to the financial statements

                           Wireless Webconnect!, Inc.
                      (Formerly Known As Intellicall, Inc.)
                            Statements of Cash Flows
                  Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)
                                 (in thousands)

                                                                            September 30,
                                                                          2001        2000
                                                                          ----        ----
Operating activities:
  Net loss ..........................................................   $(8,911)   $   (85)
  Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
    Depreciation ....................................................        40         12
    Deferred tax benefit ............................................      --         (169)
    Provision for doubtful accounts .................................     1,154       --
    Inventory write-down ............................................     2,406       --
    Impairment loss on assets held for sale .........................       586       --
    Stock issued in exchange for professional services ..............       172       --
    Merger costs - amendments to warrants ...........................        67       --
  Changes in operating assets and liabilities:
    Accounts receivable .............................................      (127)        92
    Inventory .......................................................    (2,222)      --
    Prepaid expenses and other current assets .......................       120          2
    Other assets ....................................................        97       --
    Accounts payable and accrued expenses ...........................     3,594        408
    Customer liabilities ............................................     1,195        420
    Other long-term liabilities .....................................       250       --
                                                                        -------    -------
  Net cash provided by (used in) operating activities ...............    (1,579)       680
                                                                        -------    -------
Investing activities:
  Additions to property and equipment ...............................      (162)        (3)
  Proceeds from the sale of assets ..................................       350       --
  Cash acquired in merger ...........................................       706       --
                                                                        -------    -------
  Net cash provided by (used in) investing activities ...............       894         (3)
                                                                        -------    -------

Financing activities:
  Distributions to partners .........................................      --          (44)
  Proceeds from note payable ........................................       250        250
                                                                        -------    -------
   Net cash provided by financing activities ........................       250        206
                                                                        -------    -------

Net increase (decrease) in cash .....................................      (435)       883

Cash, beginning of period ...........................................     1,532         45
                                                                        -------    -------

Cash, end of period .................................................   $ 1,097    $   928
                                                                        =======    =======

Non-cash transactions:
  Issuance of stock to affect the merger (net of cash acquired) .....   $  (209)   $  --
                                                                        =======    =======

               See accompanying notes to the financial statements

                            Wireless WebConnect! Inc.
                      (Formerly Known as Intellicall, Inc.)
                          Notes to Financial Statements
                  Nine Months Ended September 30, 2001 and 2000

Note 1-- Basis of Presentation, Merger and Business

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

                           Wireless WebConnect!, Inc.
                      (Formerly Known as Intellicall, Inc.)
                          Notes to Financial Statements
                  Nine Months Ended September 30, 2001 and 2000

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

         Assets held for sale represented inventory and fixed assets associated with Intellicall's payphone business operations and were recorded at their estimated net realizable value. Subsequent to March 31, 2001, the potential buyer of the payphone business operations terminated its letter of intent with the Company. As a result, the Company recorded an impairment loss on assets held for sale of $.6 million during the three months ended June 30, 2001. The Company disposed of Intellicall's remaining payphone business operations in August 2001.

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
                                                                      =====

                           Wireless WebConnect!, Inc.
                      (Formerly Known as Intellicall, Inc.)
                          Notes to Financial Statements
                  Nine Months Ended September 30, 2001 and 2000

Note 1...Basis of Presentation, Merger and Business (continued)

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

         The Company operates in a highly competitive environment subject to rapid technological change and emergence of new technology. Although management believes its services are transferable to emerging technologies, rapid changes in technology could have an adverse financial impact on the Company. See Note 2.

Note 2.  Liquidity and Capital Resources

         On July 2, 2001, Metricom, owner and operator of the Ricochet network, filed a voluntary petition in the Northern District of California for Chapter 11 bankruptcy protection and on August 8, 2001, ceased operations of the Ricochet network. In a Form 8-K released July 11, 2001, Wireless WebConnect! stated that substantially all of the Company's revenue was generated from the reselling of the Ricochet service. Thus the Metricom Chapter 11 bankruptcy and network shutdown has materially and adversely affected the Company due to, among other things, the inability of the Company to sign up new Ricochet subscribers and, the loss of current subscriber revenue.

         Company management, recognizing the need to have other sources of income, began looking for other products and services to market and sell during the second quarter. In late September 2001 the Company began marketing and selling Anywhere WebConnect!, a non-roaming Cellular Digital Packet Data
(CDPD) service plan provided by Verizon Communications (Verizon). CDPD, at 19 kbps, operates much slower than the Ricochet system, but currently covers approximately 70% of the US population. The Company bills each subscriber a flat rate and pays Verizon a specific amount per subscriber per month.

                           Wireless WebConnect!, Inc.
                      (Formerly Known as Intellicall, Inc.)
                          Notes to Financial Statements
                  Nine Months Ended September 30, 2001 and 2000


Note 2.  Liquidity and Capital Resources (continued)

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

         In October 2001, the Company filed a claim in the Metricom bankruptcy filing for lost revenues. The claim, although significant, is not expected to result in a material cash settlement. However, it may result in the forgiveness of liabilities owed to Metricom by the Company. Included in accounts payable and accrued expenses as of September 30, 2001 are amounts payable to Metricom totaling $3.6 million.

         At September 30, 2001, the Company had cash of $1.1 million. The events in connection with the bankruptcy proceedings of Metricom may continue to have a significant negative impact on the Company's liquidity. As a result of the shut down of Metricom's network, customers of the Company who have prepaid for services (customer liabilities at September 30, 2001 were $3.1 million) may demand a refund if the Company is unable to transition the customers to an alternative service acceptable to the customers.

         On November 2, 2001, Ricochet Networks, Inc., a newly formed subsidiary of Aerie Networks, Inc. ("Aerie"), purchased the assets and intellectual property of the Ricochet wireless broadband network from Metricom. It is not known, at this time, whether Aerie will elect to provide the type of wireless network services provided by Metricom or whether Aerie will permit the Company to resell those services. In the event that the Company is unable to find significant alternative sources of revenue or to obtain additional capital in the very near future, the Company is unlikely to be able to meet its financial obligations and commitments or to continue as a going business concern. The likely impact on the Company's business and financial condition of the termination of Metricom's wireless network services is that the Company may be required to seek protection from its creditors under the United States Bankruptcy Code. Any filing by the Company under the United States Bankruptcy Code would likely seek a liquidation of the Company.


Note 3.  Summary of Significant Accounting Policies

         Inventory - Inventory consists of modems (wireless Internet access devices). As a result of Metricom's bankruptcy and the shut down of Metricom's network (see Note 2), the Company recorded a write-down on inventory of $1.7 million and $2.4 million during the three months and nine months ended September 30, 2001, respectively.

                           Wireless WebConnect!, Inc.
                      (Formerly Known as Intellicall, Inc.)
                          Notes to Financial Statements
                  Nine Months Ended September 30, 2001 and 2000


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

         Income Taxes-As a partnership, the partners of Wireless WebConnect's predecessor were taxed on their proportionate share of such predecessor's income. Therefore, the provision or liability for federal or state income taxes has been included only on a pro forma basis for the nine months ended September 30, 2000, a portion of which period was prior to the incorporation of Wireless WebConnect! in May 2000. Deferred tax assets and liabilities, if any, are recognized for the future tax consequences attributable to differences between the carrying amount of existing assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to reverse. The Company has fully reserved all of its deferred tax assets including NOL carryforwards at September 30, 2001, due to future projected taxable losses.

         Basic and Diluted Net Income (Loss) Per Share-Basic earnings per share is computed using the weighted average number of shares of Common Stock outstanding and excludes any dilutive effects of options, warrants and convertible securities. As Wireless WebConnect! operated as a partnership prior to June 2000, the basic and diluted income (loss) per share amount is presented on a pro forma basis as if the Merger was effective January 1, 2000. Diluted earnings per share is the same as basic earnings per share for the three and nine months ended September 30, 2001, due to the net loss. Basic and diluted earnings per share on a pro forma basis for the nine months ended September 30, 2000, are each less than $.01 per share. As of September 30, 2001, the Company had 3.3 million, 1.8 million and 1.3 million of outstanding options, warrants and convertible securities, respectively.

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

                           Wireless WebConnect!, Inc.
                      (Formerly Known as Intellicall, Inc.)
                          Notes to Financial Statements
                  Nine Months Ended September 30, 2001 and 2000

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

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS retains the fundamental provisions of generally accepted accounting principles with respect to the recognition and measurement of long-lived asset impairment contained in Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." However, SFAS 144 provides new guidance intended to address certain significant implementation issues associated with SFAS 121, including expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and, if required, how to measure the impairment. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company does not believe that adoption of SFAS 144 will have a material impact on its financial position, results of operations or cash flows.

Note 4.  Long-Term Debt to Related Party

         Long-term debt to related party consists of $2 million of 7% convertible subordinated notes, due 2004, net of unamortized debt discounts of $.1 million. The debt is payable to Banca del Gottardo, a beneficial owner of approximately 13% of the issued and outstanding Common Stock as of September 30, 2001.

Note 5.  Other Long-Term Liabilities

         Other long-term liabilities consist of a $250,000 note payable for a contract termination fee. The principal amount of the note is due November 2, 2002.

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

Overview

         The Company currently provides high-speed wireless data solutions and its revenue is generated as a wireless Internet service provider selling services and wireless modems. Wireless WebConnect! began selling wireless data services in July 1995. Since its inception, it has internally funded its activity of acquiring wireless Internet service subscribers. The Company's plan is to continue to expand its customer base by identifying and providing additional cutting edge wireless services throughout the United States. With the introduction of additional wireless service offerings in major United States markets, the Company expects to incur significant operating losses for at least the next several quarters. Its profitability will be dependent on growing its customer base for existing and new wireless data services offerings.

         Prior to the shutdown of the Ricochet network (see Recent Developments), the Company generated nearly all its revenue from the resale of wireless data services provided by Metricom, Inc. and the sales of wireless devices (modems) manufactured by Metricom, Sierra Wireless and Novatel Wireless. Prior to the launch of Metricom's Ricochet 128k wireless Internet service in July 2000, Wireless WebConnect!'s generated its revenue primarily from commissions paid by Metricom for subscribers acquired by the Company for Metricom's earlier 28.8 kbps service. In July 2000, Wireless WebConnect! entered into an agreement with Metricom to become a non-exclusive national wireless Internet service provider/reseller, wherein the Company provided comprehensive customer support including sales, activation, and technical support.

         The Company charged subscribers monthly service fees for wireless high-speed Internet access and incurred sales, marketing, personnel, general administrative and overhead costs as well as fees to Metricom for access to its wireless network for each subscriber. The Company billed each subscriber a flat rate and paid Metricom a specific amount per subscriber per month. The Company's 128 kbps service enabled subscribers to receive 128k or better mobile wireless Internet service with unlimited usage and no roaming charges for $74.95 per month or promotional pricing as occasionally offered. Monthly subscribers paid the monthly fee with a $30 activation fee. All customers are were given a 30-day money back guarantee excluding the activation fee. Additionally, all customers had the option to purchase the wireless modem of their choice with prices ranging from $99 to $299.

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

         After Metricom filed bankruptcy in July 2001, the Company implemented certain cost cutting strategies. In addition to an approximately 66% reduction in its work force, the Company consolidated offices by relocating its corporate office from Dallas, Texas to Clearwater, Florida. Additionally, certain sales offices were closed.


Recent Developments

         On July 2, 2001, Metricom, owner and operator of the Ricochet network, filed a voluntary petition in the Northern District of California for Chapter 11 bankruptcy protection and on August 8, 2001, ceased operations of the Ricochet network. In a Form 8-K released July 11, 2001, Wireless WebConnect! stated that substantially all of the Company's revenue was generated from the reselling of the Ricochet service. Thus the Metricom Chapter 11 bankruptcy and network shutdown has materially and adversely affected the Company due to, among other things, the inability of the Company to sign up new Ricochet subscribers and, the loss of current subscriber revenue.

         Company management, recognizing the need to have other sources of income, began looking for other products and services to market and sell during the second quarter. In late September 2001 the Company began marketing and selling Anywhere WebConnect!, a non-roaming Cellular Digital Packet Data (CDPD) service plan provided by Verizon Communications (Verizon). CDPD, at 19 kbps, operates much slower than the Ricochet system, but currently covers approximately 70% of the US population. The Company bills each subscriber a flat rate and pays Verizon a specific amount per subscriber per month.


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

         In October 2001, the Company filed a claim in the Metricom bankruptcy filing for lost revenues. The claim, although significant, is not expected to result in a material cash settlement. However, it may result in the forgiveness of liabilities owed to Metricom by the Company. Included in accounts payable and accrued expenses as of September 30, 2001 are amounts payable to Metricom totaling $3.6 million.

         At September 30, 2001, the Company had cash of $1.1 million. The events in connection with the bankruptcy proceedings of Metricom may continue to have a significant negative impact on the Company's liquidity. As a result of the shut down of Metricom's network, customers of the Company who have prepaid for services (customer liabilities at September 30, 2001 were $3.1 million) may demand a refund if the Company is unable to transition the customers to an alternative service acceptable to the customers. (See "Recent Developments")

         On November 2, 2001, Ricochet Networks, Inc., a newly formed subsidiary of Aerie Networks, Inc. ("Aerie"), purchased the assets and intellectual property of the Ricochet wireless broadband network from Metricom. It is not known, at this time, whether Aerie will elect to provide the type of wireless network services provided by Metricom or whether Aerie will permit the Company to resell those services. In the event that the Company is unable to find significant alternative sources of revenue or to obtain additional capital in the very near future, the Company is unlikely to be able to meet its financial obligations and commitments or to continue as a going business concern. The likely impact on the Company's business and financial condition of the termination of Metricom's wireless network services is that the Company may be required to seek protection from its creditors under the United States Bankruptcy Code. Any filing by the Company under the United States Bankruptcy Code would likely seek a liquidation of the Company.


Results of Operations

Commissions and related revenue. Commissions and related revenue of $.7 million for the nine months ended September 30, 2000, represents commissions earned from Metricom for the delivery of new customers to Metricom's Ricochet 28.8 kbps service. Wireless WebConnect! discontinued selling Ricochet 28.8 kbps service in early 2000 with the introduction of the R2 service offering from Metricom in July 2000.

         The difference between commissions and related revenue and services revenue is that commissions and related revenue were one time commission and related payments from Metricom. Service revenues are service fees charged to customers by Wireless WebConnect! for wireless Internet access service. Wireless WebConnect! purchases the service from Metricom for resale to its customers.

Services revenue. Services revenue of $2.0 million and $8.1 million for the three months and nine months ended September 30, 2001, respectively, represent fees earned from customers for wireless Internet access service. Fees are collected from customers for monthly or annual service and are recognized as services revenue ratably over the service period. The Company did not begin selling the Ricochet service until the third quarter 2000, which, primarily, accounts for the $7.9 increase for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 2001. As of August 8, 2001, the date of the shutdown of the Ricochet network, Company had approximately 22,000 Ricochet customers. As of September 30, 2001, the Company had approximately 550 CDPD customers.

 Equipment revenue. Equipment revenue of $.1 million for the three months ended September 30, 2001 represents the sale of CDPD wireless modems. Equipment revenue of $3.8 million for the nine months ended September 30, 2001 represents the sale of wireless modems to new customers. The Company sold Ricochet modems from July 2000 until the Ricochet network shut-down in early August 2001. The Company began selling CDPD modems in September 2001.

Other revenue. Other revenue of $.03 million and $.4 million for the three months and nine months ended September 30, 2001, respectively, represents one-time, non-refundable activation fees charged to new customers for monthly service and royalties received related to the pay phone segment less discounts and rebates. Royalty income represented $.07 million of other revenue for the nine months ended September 30, 2001. The Company receives royalty payments on sales of certain telephonic switching equipment.

 Cost of services and equipment revenue. Costs of services and equipment revenue of $1.7 million and $9.8 million for the three months and nine months ended September 30, 2001, respectively, represents, primarily, costs for wireless modems and fees to provide the service. Fees to provide the service are primarily fees paid to Metricom and Verizon for access to their wireless networks but also include costs for an Internet service provider and technical support costs. The Company sold the Ricochet service from July 2000 until the network shut-down in early August 2001. The Company began selling CDPD service in September 2001.

Selling, general and administrative. Selling, general and administrative ("SG&A") expenses increased from $.9 million for the nine months ended September 30, 2000 to $6.3 million for the nine months ended September 30, 2001, an increase of $5.4 million. Approximately $2.3 million of this increase represents increases in salaries, wages and benefits ("SW&B") related to the establishment of sales offices, call centers, as well increased corporate office personnel related to providing comprehensive customer interface and support services. Additionally, $.6 million of the SW&B increase relates to Dallas corporate office personnel acquired in connection with the merger with Intellicall. Primarily as result of the shutdown of the Ricochet during the third quarter 2001, the Company initiated significant staff reductions, the impact of which is offset by severance and vacation costs.

         The remaining increase in SG&A of $2.5 million for the nine months ended September 30, 2001, compared to the same period in the prior year, relates primarily to increases in occupancy costs, professional fees, travel and general corporate overhead. Occupancy costs, travel and general corporate overhead increased as a result of the establishment of the sales offices and increased corporate personnel. Professional fees increased primarily due to the merger with Intellicall and increased costs of operating as a public entity.

Bad debt expense. Bad debt expense of $1.2 million for the nine months ended September 30, 2001, represents the establishment of an allowance for doubtful accounts for the Company's invoiced customers. The balance of accounts receivable at September 30, 2001 has been fully reserved as a result of the uncertainty of resumption of the Ricochet service.

Inventory write-down. The $1.7 million and $2.4 million inventory write-down for the three months and nine months ended September 30, 2001, respectively, represents the expected unrecoverable cost of modem inventory in connection with the Metricom bankruptcy filing and the shut down of the Ricochet network.

Interest income. Interest income of $.02 million and $.06 million for the three months and nine months ended September 30, 2001, respectively, represents earnings on the Company's savings and investment cash accounts.

Interest expense. Interest expense of $.05 million and $.1 million for the three months and nine months ended September 30, 2001, respectively, represent interest expense and amortization of debt costs related to the $2.0 million note payable to Banca del Gottardo.

Other expense. Other expense of $.5 million and $.9 million for the three months and nine months ended September 30, 2001, respectively, consist principally of the net payphone operations that the Company disposed of in August 2001, a $.2 million contract termination fee due to a third party vendor and $.2 million liability related to the Dallas lease abandonment.

Impairment loss on assets held for sale. The $.6 million impairment loss on assets held for sale reflects the write-down of the assets of the payphone operations to zero (estimated net realizable value). The Company disposed of the payphone business in August 2001.


Liquidity and Capital Resources

         Since Wireless WebConnect!'s inception and through August 2000, the Company financed its operations solely through revenue generated by the business. Subsequent to August 2000, the Company financed operations with the $1.0 million cash advanced by Intellicall as well as the $.7 million cash acquired in connection with the merger. Cash provided by operations was $.7 million for the nine months ended September 30, 2000, compared to cash used in operations of $1.6 million for the nine months ended September 30, 2001. For the nine months ended September 30, 2001, the $4.5 million net loss less non-cash items and the $2.4 million in inventory growth accounted for the majority of the use of cash for the nine months ended September 30, 2001. The increase in accounts payable and accrued expenses of $3.6 million and the deferral of $1.2 million in revenue at September 30, 2001, primarily generated from the sale of annual subscriber contracts, offset cash used in operations for inventory.

         At September 30, 2001, the Company had cash of $1.1 million. The events in connection with the bankruptcy proceedings of Metricom may continue to have a significant negative impact on the Company's liquidity. As a result of the shut down of Metricom's network, customers of the Company who have prepaid for services (customer liabilities at September 30, 2001 was $3.1 million) may demand a refund if the Company is unable to transition the customers to an alternative service acceptable to the customers. (See "Recent Developments")

         In October 2001, the Company filed a claim in the Metricom bankruptcy filing for lost revenues. The claim, although significant, is not expected to result in a material cash settlement. However, it may result in the forgiveness of liabilities owed to Metricom by the Company. Included in accounts payable and accrued expenses as of September 30, 2001 are amounts due and payable to Metricom totaling $3.6 million.

         The successful expansion of the business into emerging markets is dependent on the Company's ability to fund operations internally and/or procure adequate external financing in a timely basis. Currently, the Company has no other external sources of working capital funds. If Company's plans or assumptions change or are inaccurate, the Company may be required to seek additional capital or seek capital sooner than anticipated. In the event additional financing is not available, the Company will be required to significantly reduce its expenses and/or retract its expansion plans or file for protection under the bankruptcy laws.

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

         None.

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

(b)      Reports on Form 8-K:

                  On August 30, 2001, the Company filed a report on Form 8-K dated August 15, 2001, which disclosed certain management changes. Mr. John J. McDonald, Jr., Chief Executive Officer of the Company, has resigned as an officer of the Company, but will continue as the Chairman of the Company's board of directors. The Company has terminated the employment of Mr. R. Philip Boyd, chief Financial Officer and Corporate Secretary of the Company.
Ms. Sandra T. Everett will serve as interim  Chief  Financial  Officer and
Ms. Elizabeth Currier will serve as Corporate Secretary.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          WIRELESS WEBCONNECT!, INC.



                                    G.T. Finn
                                    --------------------------------------------
                                    G. T. Finn
                                    President
                                    (Principal Executive Officer)

                                    Sandra T. Everett
                                    --------------------------------------------
                                    Sandra T. Everett
                                    Interim Chief Financial Officer
                                    (Principal Financial Officer and
                                    Principal Accounting Officer)


Date:   November 19, 2001

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