Form 10-K
period 2001-12-31
WIRELESS WEBCONNECT INC
filed 2002-04-16
CIK 818674

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

                           FOR THE FISCAL YEAR ENDED:
                               DECEMBER 31, 2001

                            ------------------------

                           WIRELESS WEBCONNECT!, INC.

             (Exact name of registrant as specified in its charter)


           DELAWARE                         COMMISSION FILE NUMBER                 75-1993841
 (State or other jurisdiction                                                   (I.R.S. Employer
              of                                                               Identification No.)
incorporation or organization)                     1-10588

15800 DOOLEY ROAD, SUITE 170, ADDISON, TEXAS 75001        75006-5023
     (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code: (972) 386-5800

                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

        COMMON STOCK, $0.01 PAR VALUE                              NONE
              (Title of Class)                  (Name of each exchange on which registered)

        Securities registered pursuant to Section 12(g) of the Act: None

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of April 5, 2002, computed by reference to the closing sales price of the registrant's Common Stock on the NASD Bulletin Board on such date, was approximately $1,459,000.

    Number of shares of the registrant's Common Stock outstanding as of April 5, 2002: 35,386,459.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1. BUSINESS.

RECENT DEVELOPMENTS

    In February 2002, Wireless WebConnect!, Inc. ("WWC" or the "Company") (formerly known as Intellicall, Inc.), announced that it had commenced a restructuring plan. Under the first phase of this restructuring plan, WWC sold all of the stock of its wholly-owned subsidiary, Wireless WebConnect!, Inc., a Florida corporation ("WWC Florida"), to E-Home.com, Inc., a Texas corporation doing business as HomeMark ("HomeMark"), in exchange for $20,000. In turn, HomeMark exchanged the stock of WWC Florida with the former shareholders of WWC Florida for 20,494,959 shares of WWC common stock held by such persons (the "WWC Shares"). As a result, HomeMark acquired control of WWC through their holding of approximately 60% of the voting securities of the Company. WWC also received an option from HomeMark to purchase the WWC Shares from HomeMark for $20,000. The option expires August 1, 2002. At December 31, 2001, intercompany indebtedness between the Company and WWC Florida consisted of $1,011,200 owed by WWC Florida to the Company and $946,239 owed by the Company to WWC Florida. The Company and WWC Florida agreed to cancel all intercompany indebtedness and WWC Florida paid the Company $30,000. The Company and WWC Florida also agreed that in the event of a bankruptcy of the Company or WWC Florida, if the bankruptcy court were to rescind the cancellations of the intercompany indebtedness between the Company and WWC Florida, such cancellations shall be considered null and void.

    In connection with the restructuring, all of the directors of the Company designated by the former WWC Florida shareholders have resigned from the WWC Board of Directors, leaving William O. Hunt, John J. McDonald and Richard F. Dahlson as the remaining directors (the "Remaining Directors"). In addition to serving as Chairman of the Board for the Company, Mr. McDonald is the Company's Chief Executive Officer, Chief Financial Officer and President. Mr. McDonald is also the Chief Executive Officer of HomeMark.

    The above transactions resulted in an unwinding of the previous merger of WWC and WWC Florida. Since the bankruptcy of Metricom, Inc. and subsequent shut-down of Metricom's Ricochet network in July and August 2001, WWC Florida has had virtually no revenue. At December 31, 2001, WWC Florida had a stockholders' deficit of over $8 million. The Remaining Directors felt that WWC Florida was not financially viable and were in disagreement with the WWC Florida-designated directors as to the course of action to take with WWC Florida. Given this situation, the Remaining Directors believed it was in the best interests of WWC, its creditors and its stockholders to complete the divestiture of WWC Florida. The WWC Board of Directors and a majority of its stockholders approved this transaction. WWC's major creditor, Banca Del Gottardo ("Banca"), also approved this transaction.

    WWC currently has no operations. It has been the intent of the Remaining Directors to restructure and/or settle the liabilities of WWC and to look for an attractive reverse merger candidate. In June 1999, WWC issued 7% Convertible Notes in the aggregate principal amount of $2.0 million (the "Notes"). In connection with the Notes, WWC has issued to Banca warrants to purchase approximately 856,000 shares of WWC's common stock. In March 2002, Banca agreed to convert the Notes, all accrued and unpaid interest on the Notes and all outstanding warrants into 24,000 shares of Series B Convertible Preferred Stock of the Company ("Series B Preferred Stock").

    Each share of Series B Preferred Stock is convertible, at the option of the holder at any time after April 1, 2003, into 732.817 shares of common stock (subject to appropriate adjustment in the case of stock splits, stock dividends, recapitalization or the like). The Series B Preferred Stock participates in dividends with the common stock on an as converted basis (even if not then convertible) and votes together with common and all other series of preferred stock (on an as converted basis) and not separately as a class, except where required by law. In the event of a dissolution or liquidation of the Company, the Series B Preferred Stock will receive a liquidation preference of $117.00 per share, plus all accrued but unpaid dividends.

    In March 2002, the Company and WWC Acquisition, Inc., a Texas corporation and wholly-owned subsidiary of the Company ("WWCA"), entered into an agreement with HomeMark pursuant to which WWCA will be merged into HomeMark and HomeMark will become a wholly-owned subsidiary of the Company (the "HomeMark Merger"). Upon completion of the merger, HomeMark shareholders will receive an aggregate of 133,529 shares of Series B Convertible Preferred Stock of the Company, and 20,494,959 shares of the Company's common stock held by HomeMark will be cancelled. Although the HomeMark Merger has not been consummated, it is the current intention of the Remaining Directors to consummate the HomeMark Merger. HomeMark recently completed the acquisition of an on-line real estate auction company.

GENERAL DEVELOPMENTS

WWC FLORIDA MERGER

    On March 30, 2001, WWC Acquisition, Inc., a Florida corporation and wholly-owned subsidiary of the Company, merged with and into WWC Florida, pursuant to the Agreement and Plan of Merger, as amended, dated August 29, 2000, by and among the Company, WWC Florida, the shareholders of WWC Florida and WWC Acquisition, Inc. (the "Merger Agreement"). Pursuant to the Merger Agreement, WWC Florida emerged as a wholly-owned subsidiary of the Company. The Company's stockholders approved the issuance of 21,803,148 shares of common stock to the former shareholders of WWC Florida (the "Former Shareholders"). As a result of the merger, the Former Shareholders acquired control of the Company through their aggregate holdings of approximately 62.5% of the voting securities of the Company. In April 2001, the Company changed its name from Intellicall, Inc. to Wireless WebConnect!, Inc.

AMERICAN STOCK EXCHANGE LISTING

    On January 9, 2001, the Company received notification from the American Stock Exchange staff indicating that the Company no longer complied with the American Stock Exchange's continued listing guidelines, and that its common stock was therefore subject to being delisted. The Company exercised its right to appeal the delisting determination and attended a hearing before a committee of the American Stock Exchange on February 6, 2001. On March 13, 2001, the Company received notice from the Exchange that the appeal was denied and the Exchange removed the Company's common stock from listing and registration effective March 26, 2001.

    The Company's common stock is currently listed for trading on the NASD's Bulletin Board. While the Company intends to apply for listing on a major market exchange in the future, the delisting and/or the Company's inability to relist its common stock may impact the Company's ability to raise capital in the public markets. Specifically, failure to relist our common stock could cause investors not to invest in the Company and investment bankers not to provide coverage or make a market for our common stock. Accordingly, the selling of equity for the purpose of raising additional capital for the Company may be more difficult and therefore more expensive than if the Company's common stock was listed on a national exchange. Additionally, holders of our common stock lost certain protections afforded by the American Stock Exchange Listing Standards, Policies and Requirements including, among other things, requiring stockholder approval of issuance of 20% or more of the then current outstanding common stock or equivalents at less than book or market value.

    The Company is a Delaware corporation with its principal executive offices located at 15800 Dooley Road, Suite 170, Addison, Texas 75001. The Company's telephone number at that address is (972) 386-5800.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    Not applicable.

BUSINESS DESCRIPTION

    The Company currently has no operations. It is the intent of the Remaining Directors to restructure and/or settle the debt owed by WWC and to look for an attractive reverse merger candidate. The Company has identified HomeMark as such a candidate, and currently intends to consummate the HomeMark Merger. WWC has only one employee.

ITEM 2. PROPERTIES.

    The Company currently shares office space with HomeMark in Addison, Texas. The Company leased office space at 2155 Chenault, Carrollton, Texas, where its principal executive offices were located until September 2001. The Company is currently in negotiations with the lessor for new office space to replace the Carrollton lease that expires May 31, 2002.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

STOCK PRICES

    The common stock of the Company traded on the American Stock Exchange under the symbol ICL until the close of the market March 23, 2001, at which time it was delisted. See "General Developments-American Stock Exchange Listing" for a discussion of the American Stock Exchange's delisting of the common stock. From March 26, 2001 to March 30, 2001, the Company's common stock traded on the NASD OTC. Since April 2, 2001, the common stock has traded on the NASD's Bulletin Board under the symbol WWCO. The following table sets forth, for each of the periods indicated, the reported high and low sales price per share of the common stock on the NASD Bulletin Board and the American Stock Exchange.

                                                                    COMMON
                                                                     STOCK
                                                              -------------------
                                                                HIGH       LOW
                                                              --------   --------
2001
  First Quarter.............................................   $ .88       $.28
  Second Quarter............................................     .78        .13
  Third Quarter.............................................     .42        .04
  Fourth Quarter............................................     .13        .04
2000
  First Quarter.............................................   $2.25       $.94
  Second Quarter............................................    1.38        .56
  Third Quarter.............................................    1.50        .56
  Fourth Quarter............................................    1.44        .56

    On April 5, 2002, the Company had approximately 1,000 stockholders of record.

    On March 30, 2001, effective with the consummation of the merger with Wireless WebConnect!, Inc., a Florida corporation, John J. McDonald, Jr. received 565,000 non-qualified stock options, at an exercise price of $.40 per share. On October 18, 2001, Kevin Moore, a former vice president of the Company, in connection with his termination agreement, received 100,000 incentive stock options at an exercise price of $.06 per share. Additionally, the expiration date on 160,000 incentive stock options issued to Mr. Moore before his termination was extended to October 18, 2006. On September 17, 2001, the Company granted Mr. Hunt 30,000 non-qualified stock options and Mr. Dahlson 30,000 non-qualified stock options, all of which were issued at an exercise price of $.08 per share. All of the above stock options were issued under the Company's 1991 Stock Option Plan, as amended.

    On December 12, 2001, the Company issued warrants to purchase 200,000 shares of the Company's common stock at $.05 per share to Banca. These warrants, which expire December 12, 2006, were issued in consideration of Banca's extension of the due date on the December 2001 interest payment due on the Notes to June 2002 (See Note 4 to the consolidated financial statements). The Company recorded the fair value of the warrants as interest expense and additional paid in capital. This transaction is a private placement that we believe is exempt in reliance on Section 4(2). In March 2002, Banca agreed to convert the Notes, all accrued and unpaid interest on the Notes and all outstanding common stock warrants into 24,000 shares of Series B Convertible Preferred Stock of the Company. See "Business--Recent Developments".

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

ITEM 6. SELECTED FINANCIAL DATA.

    The following selected financial information for each of the five years in the period ended December 31, 2001 is derived from the Company's consolidated financial statements. The information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. It should also be noted that since WWC Florida was not a public entity before it merged with the Company and the merger was subsequently unwound, all of the results of operations for WWC Florida for each of the three years ended December 31, 2001, 2000 and 1999 are reflected in net loss from discontinued operations. Results of operations of the Company's former pay phone equipment business subsequent to the merger in March 2001, are also reflected in net loss from discontinued operations for the year ended December 31, 2001.

    Because the merger with HomeMark has not occurred, the pro forma financial results of HomeMark have not been included in the financial information presented below. Pro forma financial information for HomeMark will be presented in a subsequent filing on Form 8-K within the appropriate time frame if the merger is consummated.

                                                                    YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------------------
                                                        2001       2000       1999       1998       1997
                                                      --------   --------   --------   --------   --------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
General and administrative..........................  $ 1,735    $     --    $  --      $   --     $  --
                                                      -------    --------    -----      ------     -----
  Total operating expenses..........................    1,735          --       --          --        --
                                                      -------    --------    -----      ------     -----
Operating loss from continuing operations...........   (1,735)         --       --          --        --
                                                      -------    --------    -----      ------     -----
Other income (expense):
  Interest income...................................        6          --       --          --        --
  Interest expense..................................     (149)         --       --          --        --
  Other income (expense), net.......................      (47)         --       --          --        --
                                                      -------    --------    -----      ------     -----
    Total other income (expense)....................     (190)         --       --          --        --
                                                      -------    --------    -----      ------     -----
Loss from continuing operations before income
  taxes.............................................   (1,935)         --       --          --        --
Income tax benefit..................................       --          --       --          --        --
                                                      -------    --------    -----      ------     -----
Loss from continuing operations.....................   (1,935)         --       --          --        --
Income (loss) from discontinued operations..........   (7,674)     (1,361)      34         120        59
                                                      -------    --------    -----      ------     -----
Net income (loss)...................................  $(9,609)   $ (1,361)   $  34      $  120     $  59
                                                      =======    ========    =====      ======     =====
Proforma income tax expense.........................                           (12)        (41)      (20)
                                                                             -----      ------     -----
Proforma net income.................................                         $  22      $   79     $  39
                                                                             =====      ======     =====
Net income (loss) per share from continuing
  operations--basic and diluted.....................  $  (.06)   $     --    $  --      $   --     $  --
                                                      =======    ========    =====      ======     =====
Net income (loss) per share from discontinued
  operations--basic and diluted.....................  $  (.26)   $(136.06)   $3.37      $11.98     $5.88
                                                      =======    ========    =====      ======     =====
Net income (loss) per share--basic and diluted......  $  (.32)   $(136.06)   $3.37      $11.98     $5.88
                                                      =======    ========    =====      ======     =====
Proforma net income per share--basic and diluted....                         $2.17      $ 7.88     $3.88
                                                                             =====      ======     =====

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS--CAUTIONARY STATEMENTS

    This Form 10-K contains certain "forward-looking statements" that we believe are within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Specifically, all statements other than statements of historical facts included in this report regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend", and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements (the "cautionary statements") reflect the current view of the Company with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitation, competitive factors, general economic conditions, the interest rate environment, governmental regulation and supervision, and one-time events. Although the Company believes that expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. The Company's future operating results are subject to a number of risks and uncertainties.

RESULTS OF OPERATIONS

    The following discussion of the financial condition and results of operations of the Company for 2001, 2000 and 1999 should be read in conjunction with the consolidated financial statements of the Company, the Notes thereto and information included elsewhere in this report. It should also be noted that since WWC Florida was not a public entity before it was merged with the Company and the merger was subsequently unwound, all of the results of operations for WWC Florida for each of the three years ended December 31, 2001, 2000 and 1999 are reflected in net loss from discontinued operations. Results of operations of the Company's former pay phone equipment business subsequent to the merger in March 2001 are also reflected in net loss from discontinued operations for the year ended December 31, 2001.

    GENERAL AND ADMINISTRATIVE. General and administrative expense of $1,735,581 for the year ended December 31, 2001, represents the administrative costs of the parent, WWC. These costs include salaries and benefits, occupancy costs, accounting, legal, consulting, printing and supplies.

    INTEREST EXPENSE. Interest expense of $158,588 for the year ended
December 31, 2001, represents primarily, interest on the Banca debt, the related amortization of debt costs and debt discount and $9,789 related to the December 2001 issuance of warrants.

    OTHER INCOME (EXPENSE). Other income (expense), net of $46,750 for the year ended December 31, 2001, includes amendment of warrants expense of $67,000 offset by dividend income of $20,250. Dividend income represents earnings on investments, which consists of 3,000 shares of Series B preferred stock in ILD Telecommunications, Inc.

    LOSS FROM DISCONTINUED OPERATIONS. The loss from discontinued operations for the year ended December 31, 2001, was $7,674,480 compared to a loss from discontinued operations of $1,360,638 for the year ended December 31, 2000 and income from discontinued operations of $33,650 for the year ended December 31, 1999. The significant increase in the loss from year to year is primarily a result of new business undertaken by WWC Florida beginning in the second half of 2000. In July 2000, WWC Florida entered into an agreement with Metricom, Inc. to become a non-exclusive national wireless Internet service provider and reseller of Ricochet. Beginning in approximately November 2000, WWC Florida began to incur substantial subscriber acquisition costs including the establishment and running of sales offices, call centers, marketing, and management expenses. WWC Florida continued to incur these costs during 2001. In July of 2001, Metricom, Inc. filed for bankruptcy and in August 2001, shut down the Ricochet network.

    Loss from discontinued operations for the year ended December 31, 2001, also includes the net loss from the pay phone operations of the Company totaling $429,672.

LIQUIDITY AND CAPITAL RESOURCES

    WWC currently has no operations. It is the intent of the Remaining Directors to look for an attractive reverse merger candidate. It is contemplated that HomeMark, which recently completed the acquisition of an on-line real estate auction company, will be the reverse merger candidate. WWC, HomeMark and a newly-formed subsidiary of WWC have entered into an agreement and plan of merger. See "Business--Recent Developments."

    In connection with the Company's restructuring plan, in March 2002, Banca converted the Notes, all accrued but unpaid interest on the Notes and all outstanding warrants into 24,000 shares of Series B Preferred Stock of the Company. The Company is currently in negotiations with its trade creditors to settle its remaining obligations.

    In the event that the Company is unable to complete the merger with Homemark or find an alternative attractive merger candidate or significant sources of revenue or to obtain additional capital in the very near future, the Company is unlikely to be able to meet its financial obligations and commitments or to continue as a going business concern. The likely impact on the Company's financial condition is that the Company may be required to seek protection from its creditors under the United States Bankruptcy Code. Any filing by the Company under the United States Bankruptcy Code would likely seek a liquidation of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    None

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    See the Index to Financial Statements located on page F-1 for a listing of the consolidated financial statements included as a part of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    On September 8, 2000, the Company dismissed PricewaterhouseCoopers, LLP ("PWC") as its principal independent accountants. The decision to dismiss PWC was approved by the Company's Board as well as the Audit Committee of the Board. PWC's report on the Company's financial statements for each of the fiscal years ended December 31, 1999 and 1998 did not contain an adverse opinion or disclaimer of opinion. Neither were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information as of March 31, 2002, regarding the Company's executive officers and directors:

NAME                                     AGE      POSITION
----                                   --------   --------
John J. McDonald, Jr.................     52      Chairman of the Board, Chief Executive Officer, Chief
                                                  Financial Officer and President

William O. Hunt......................     68      Director

Richard F. Dahlson...................     43      Director

    JOHN J. MCDONALD, JR. was appointed Chairman of the Board in March 2001 and served as Chief Executive Officer from May 1998 to August 19, 2001. On
February 12, 2002, Mr. McDonald was elected Chief Executive Officer, President and Chief Financial Officer. Mr. McDonald previously served as President from 1998 until March 2001. Before that time, he was Chief Operating Officer from July 1997 and Senior Vice President--Sales and Marketing from February 1997. From June 1994 to January 1997, Mr. McDonald was Senior Vice President of InteCom, Inc. Before InteCom, he was Vice President, Business Communications, Ericsson Business Communications.

    WILLIAM O. HUNT joined the Company in December 1992 as Chairman of the Board, Chief Executive Officer and President. In March 2001, Mr. Hunt was replaced as Chairman of the Board and elected a director. In May 1998, Mr. Hunt resigned his position as Chief Executive Officer and President. From June 1986 to July 1992, he was Chairman of the Board and Chief Executive Officer of Alliance Telecommunications Corporation, a wireless telecommunications company. Mr. Hunt serves on the boards of Andrew Corporation, Internet America, Inc. and Mobility Electronics, Inc.

    RICHARD F. DAHLSON has served as a director since March 2001. Mr. Dahlson is a partner of Jackson Walker L.L.P., a law firm headquartered in Dallas, Texas and has served as outside legal counsel to the Company since January 2000.
Mr. Dahlson has been with Jackson Walker since 1984. Mr. Dahlson received his B.S.B.A. from the University of Minnesota and a J.D. degree from the University of Wisconsin. Mr. Dahlson is a director of MAII Holdings, Inc. and American Homestar Corporation.

TERMS OF OFFICE

    The Company's officers are elected by the Board of Directors and serve at the discretion of the Board. Directors are elected annually by the stockholders to serve until the next annual meeting of stockholders and until their respective successors are duly elected and qualified.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Exchange Act requires the Company's officers, directors and persons who own more than 10% of a registered class of the Company's equity securities to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC"). Such persons are required by SEC regulation to furnish the Company with copies of all
Section 16(a) forms they file.

    Based solely on its review of the copies of such forms received by it with respect to fiscal year 2001, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its officers, directors and persons who own more than 10% of a registered class of the Company's equity securities have been complied with.

ITEM 11. EXECUTIVE COMPENSATION

COMMITTEES AND MEETINGS OF THE BOARD OF DIRECTORS

    In fiscal year 2001, the Board of Directors established two committees, the Organization and Compensation Committee and the Audit Committee. Effective
March 15, 2001 and until February 12, 2002, the Organization and Compensation Committee, or the Compensation Committee, was comprised of Messrs. Dahlson and Hunt and Richard Bishop, a former director of the Company. During 2001, Mr. Hunt was a statutory employee of the Company and received $5,000 in such capacity. During 2001, each of Messrs. Dahlson and Hunt received non-qualified options to purchase 30,000 shares of the Company's common stock at an exercise price of $.08 per share. The Compensation Committee reviews and approves salaries and bonuses of executive officers and administers the Company's stock option and purchase plans. The Compensation Committee did not meet, but acted by unanimous consent two times, during the fiscal year ended December 31, 2001. The Compensation Committee was disbanded as of February 1, 2002, with all the duties and responsibilities thereof being handled by the Board of Directors.

    Effective March 15, 2001 and until February 1, 2002, the Audit Committee was comprised of Messrs. Dahlson and Hunt and Steven Hayes, a former director of the Company, and Richard Bishop, also a former director of the Company. The Audit Committee makes recommendations to the Board of Directors regarding the appointment of independent auditors, reviews the plan and scope of any audit to the Company's financial statements and reviews the Company's significant accounting policies and related matters. The Board of Directors adopted a written charter for the Audit Committee on October 2, 2000. The Audit Committee met two times during the fiscal year ended December 31, 2001. The Audit Committee was disbanded as of February 1, 2002, with all the duties and responsibilities thereof being handled by the Board of Directors. As the Board of Directors expands in the future, the Company intends to re-establish the Audit Committee.

    The Company does not have a standing nominating committee of the Board of Directors.

    The Board of Directors held ten meetings, either in person or by telephonic conference, during the fiscal year ended December 31, 2001. Each of the directors attended seventy-five percent (75%) or more of the board meetings.

REPORT OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

    The Company's executive compensation plans have been designed to attract, retain and reward high caliber executives who will formulate and execute the Company's business plans in a manner that will provide the Company's stockholders with a higher than average return on the Company's common stock while ensuring that the Company's compensation levels are fair and appropriate to both its executives and stockholders. With these goals in mind, the Company's compensation plans and policies have been designed to have total compensation linked significantly with the operating performance of the Company. Although the Board of Directors recognizes that the improvement of operating performance of the Company and higher stock prices do not necessarily move in tandem over the short term, the Board of Directors believes that the two criteria will correlate over the long term.

    The Board of Directors does not expect to pay above-average base salaries to its executive officers, but does expect to utilize performance-oriented and equity-based compensation to reward positive performance and results.

    The Board of Directors also supports the position that stock ownership by the Company's executive officers, encouraged by equity-based compensation plans, aligns the interests of the executive officers with the Company's stockholders. By using equity-based compensation over a period of time, the Company's executive officers should become larger holders of the Company's stock. This is intended to strengthen their identification with the Company's stockholders and make increasing stockholder value an even more important focus for the Company's management group. In addition, the Board of Directors believes that the use of equity-based compensation combined with a focus on the Company's operating performance will create a balance of these two long-term objectives.

CEO AND EXECUTIVE OFFICER COMPENSATION

    John J. McDonald, Jr. was the Company's Chief Executive Officer until
August 19, 2001. Mr. McDonald rejoined the Company in February 2002 as Chief Executive Officer and Chief Financial Officer. The former Compensation Committee and the Board of Directors established Mr. McDonald's compensation package as well as those of the other executive officers in May 1998. An independent compensation-consulting firm advised the Compensation Committee and the Board of Directors. In accordance with management's stated goal of building stockholder value, and consistent with the Compensation Committee's compensation philosophy described above, a compensation package involving a lower base salary, participation in a performance-based bonus plan and a stock option grant was agreed upon.

    Mr. McDonald's salary for fiscal 2001 was $196,381. In addition, as a result of the consummation of the merger of the Company with WWC Florida in March 2001, he received a bonus of $142,500. If the Company terminates him, for reasons other than negligence or nonfeasance, the Company will pay him an amount equal to his annual salary, plus bonus and benefits. Further, upon a change of control of the Company, Mr. McDonald was to receive a lump sum amount equal to the aggregate amount of his annual salary, bonus and benefits, multiplied by two. Mr. McDonald agreed to forgo the payments due to him upon a change of control upon the closing of the merger with WWC Florida, in exchange for the Company's Board of Directors agreeing to grant and immediately vest upon the closing of the merger 565,000 non-qualified common stock options issued under the 1991 Stock Option Plan.

    Mr. McDonald participated in meetings of the Board in which compensation of executive officers was discussed, however, Mr. McDonald recused himself during discussions regarding his own compensation.

                              The Board of Directors:
                                   William O. Hunt
                                 Richard F. Dahlson
                               John J. McDonald, Jr.

CHANGE IN CONTROL ARRANGEMENTS.

    Pursuant to the Company's 1991 Stock Option Plan, in the event of an impending merger, liquidation, sale of all or substantially all of the Company's assets, or if at any time, two-thirds of the Company's directors are not "Continuing Directors" as defined in the Plan, 100% of the options granted pursuant to the Incentive, Non-Qualified and Directors" Stock Option Plans automatically become immediately and fully exercisable. All options outstanding under this Plan as of March 30, 2001, vested as a result of the WWC Florida merger.

EXECUTIVE COMPENSATION

    The following table sets forth information with respect to the compensation paid to the Company's chief executive officer during 2001 (the "Named Executive Officers"), for services rendered during the fiscal years ended December 31, 2001, 2000 and 1999. The Company did not have any other executive officers with salaries in excess of $100,000 during 2001.

                                                                                                  LONG-TERM
                                                                                             COMPENSATION AWARDS
                                                           ANNUAL COMPENSATION(1)           ----------------------
                                                   --------------------------------------               SECURITIES
                                                                             OTHER(2)         STOCK     UNDERLYING
NAME AND PRINCIPAL POSITION               YEAR     SALARY($)   BONUS($)   COMPENSATION($)   AWARDS($)   OPTIONS(#)
---------------------------             --------   ---------   --------   ---------------   ---------   ----------
John J. McDonald, Jr. ................    2001     $196,381    $142,500        $   --         $ --       565,000
  President, Chief Executive              2000     $285,000          --        $   --         $ --            --
  Officer and Director
  (May 1998 to August 2001)               1999     $285,000    $     --        $2,137         $ --            --
    Senior Vice President
    Sales & Marketing
    (July 1997 to May 1998)
G.T. Finn. ...........................    2001     $148,156    $  3,297        $   --         $ --            --
  Interim Chief Executive
  Officer (August 2001
  to January 2002)

------------------------

(1) In accordance with the rules of the Securities and Exchange Commission, the compensation described in this table does not include medical, group life insurance or other benefits which are available generally to all salaried employees and certain perquisites and other personal benefits received which do not exceed the lesser of $50,000 or 10% of any officer's salary and bonus disclosed in this table.

(2) All "Other Compensation" consists of the Company's matching payments pursuant to its 401(k) Plan.

OPTION GRANTS IN LAST FISCAL YEAR

    On March 30, 2001, effective with the consummation of the merger with Wireless WebConnect!, Inc., a Florida corporation, John J. McDonald, Jr. received 565,000 non-qualified stock options, at an exercise price of $.40 per share. On October 18, 2001, Kevin Moore, a former vice president of the Company, in connection with his termination agreement, received 100,000 incentive stock options at an exercise price of $.06 per share. Additionally, the expiration date on 160,000 incentive stock options issued to Mr. Moore before his termination was extended to October 18, 2006. On September 17, 2001, the Company granted Mr. Hunt 30,000 non-qualified stock options and Mr. Dahlson 30,000 non-qualified stock options, all of which were issued at an exercise price of $.08 per share. All of the above stock options were issued under the Company's 1991 Stock Option Plan, as amended.

2001 YEAR-END VALUE OF STOCK OPTIONS

    The following table provides summary information regarding the stock options held as of December 31, 2001 by the Named Executive Officers.

                                                                 NUMBER OF UNEXERCISED         VALUE OF UNEXERCISED
                                                                        OPTIONS                IN-THE-MONEY OPTIONS
                                       SHARES                    AT DECEMBER 31, 2001         AT DECEMBER 31, 2001(1)
                                     ACQUIRED ON    VALUE     ---------------------------   ---------------------------
NAME                                  EXERCISE     REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                                 -----------   --------   -----------   -------------   -----------   -------------
John J. McDonald, Jr...............          --         --      865,000             --          $0             $0

------------------------

(1) Market value of underlying securities at December 31, 2001 less the exercise price.

DIRECTOR COMPENSATION

    During 2001 each member of the Board of Directors who was not an officer or employee of the Company received $675 for serving on the Board of Directors. During 2001, Mr. Hunt and Mr. Dahlson each received 30,000 non-qualified stock options at an exercise price of $.08 per share in lieu of additional cash payments.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During 2001, the Compensation Committee made recommendations to the Board regarding compensation of the Company's executive officers and the Board approved all of such recommendations. During 2001, the Compensation Committee was comprised of Messrs. Hunt, Dahlson and Bishop, one of the Company's former directors. Mr. Dahlson is partner with the law firm of Jackson Walker L.L.P., a law firm that serves as outside legal counsel for the Company. During 2001, the Company paid approximately $261,000 to Jackson Walker L.L.P. for legal services.

    No executive officer of the Company served as a member of the Compensation Committee or similar committee or board of directors of any other entity which an executive officer thereof served on the Compensation Committee or the Company's Board of Directors.

STOCK PERFORMANCE CHART

    The following chart compares the yearly percentage change in the cumulative total stockholder return on the Company's Common Stock during the five years ended December 31, 2001, with the cumulative total return of (1) the Standard & Poors Small Cap 600 Index, (2) the Standard & Poors Telephone Manufacturers Index. The Peer Group consists of companies in the Internet Services industry with market capitalization similar to the Company's. The companies include Log On America, Internet America, Quepasa.com, Exus Networks, Netzee, Inc., Psinet, Inc, Verado Holdings, Frontline Communications, At Home Corp. and Globix Corp. The comparison assumes $100 was invested on December 31, 1996 in the Company's common stock and in each of the other indices and assumes reinvestment of dividends. The Company paid no dividends during the five-year period.

          COMPARISON OF FIVE YEAR CUMULATIVE RETURN AMONG THE COMPANY,
                            S&P SMALL CAP 600 INDEX,
               S&P TELEPHONE MANUFACTURER'S INDEX, AND PEER GROUP

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

                    1996     1997     1998     1999     2000     2001
Wireless
Webconnect         $100.00   $87.23   $37.23   $19.15   $12.77    $0.85
S & P 600 Small
Cap                $100.00  $125.58  $123.93  $139.30  $155.74  $165.93
Peer Group Only    $100.00  $113.99  $343.81  $466.65   $48.30    $0.47
Peer Group + WWCO  $100.00  $113.45  $337.83  $457.97   $47.55    $0.48

ZACKS TOTAL RETURN ANNUAL COMPARISON
5 YEAR CUMULATIVE TOTAL RETURN SUMMARY
DECEMBER 2001

                                                1996       1997       1998       1999       2000       2001
                                              --------   --------   --------   --------   --------   --------
Wireless Webconnect.............  Return %                -12.77     -57.32     -48.57     -33.33     -93.33
                                  Cum $       $100.00    $ 87.23    $ 37.23    $ 19.15    $ 12.77    $  0.85

S&P 600 Small Cap...............  Return %                 25.58      -1.31      12.40      11.80       6.54

                                  Cum $       $100.00    $125.58    $123.93    $139.30    $155.74    $165.93

Peer Group Only.................  Return %                 13.99     201.61      35.73     -89.65     -99.02

                                  Cum $       $100.00    $113.99    $343.81    $466.65    $ 48.30    $  0.47

Peer Group + WWCO...............  Return %                 13.45     197.77      35.56     -89.62     -98.99

                                  Cum $       $100.00    $113.45    $337.83    $457.97    $ 47.55    $  0.48

NOTE: Data complete through last fiscal year.
NOTE: Corporate Performance Graph with peer group uses peer group only performance (excludes only company).
NOTE: Peer group indices use beginning of period market capitalization weighting.
NOTE: S&P index returns are calculated by Zacks.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of April 5, 2002, the number and percentage of outstanding shares of common stock beneficially owned by:

    - each of the named executive officers;

    - each person known by the Company to be the beneficial owner of more than 5% of the Company's common stock,

    - each director and each person nominated to be elected a director of the Company; and

    - all officers and directors as a group.

    Unless otherwise noted, (a) the persons named below have sole voting and investment power with respect to the shares shown as beneficially owned by them and (b) the business address for the persons listed is 15800 Dooley Road, Suite 170, Addison, Texas, 75501.

                                                               SHARES OF
                                                              COMMON STOCK
                                                              BENEFICIALLY   PERCENTAGE
NAME OF BENEFICIAL OWNER(1)                                     OWNED(2)      OF CLASS
---------------------------                                   ------------   ----------
William O. Hunt(3)..........................................      992,000        2.7%
John J. McDonald(4).........................................      873,800        2.4%
Richard F. Dahlson (5)......................................       30,000         --
Banca Del Gottardo..........................................    2,435,785        6.9%
  viale S. Franscini 8
  6901 Lugano
  Switzerland
E-Home.com, Inc., d.b.a. HomeMark...........................   20,494,959       57.9%
  15800 Dooley Road
  Suite 170
  Addison, Texas
All officers and directors as a group (3 persons)(6)........    1,895,800        5.1%

------------------------

(1) The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws, where applicable, and the information contained in the footnotes to the table.

(2) Includes shares issuable upon the conversion of subordinated debt or shares issuable upon exercise of options or warrants that have or will vest within 60 days. All options granted under the 1991 stock option plan vested upon completion of the merger with WWC Florida in March 2001.

(3) Includes 175,825 shares as to which Mr. Hunt has shared voting and investment power and 700,000 shares of common stock issuable upon exercise of options.

(4) Includes 865,000 shares of common stock issuable upon exercise of options.

(5) Includes 30,000 shares of common stock issuable upon exercise of options.

(6) Includes 1,595,000 shares of common stock issuable upon exercise of options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company's debt financing with Banca del Gottardo, a beneficial owner of approximately 6.9% of the Company's common stock as of April 5, 2002, consists of the following as of December 31, 2001 (in thousands):

7% Convertible subordinated notes, due 2004.................   $2,000
Less: Unamortized debt discount.............................      (82)
                                                               ------
                                                               $1,918
                                                               ======

    During the year ending December 31, 2001, the Company paid $70,175 for interest and fees associated with the financing arrangements with Banca.

    On December 12, 2001, the Company issued warrants to purchase
200,000 shares of the Company's common stock at $.05 per share to Banca. These warrants, which expire December 12, 2006, were issued in consideration of Banca's extension of the semi-annual interest payment due on the $2.0 million 7% convertible, subordinated notes from December 2001 to June 2002. The Company recorded the fair value of the warrants as interest expense and additional paid in capital. This transaction is a private placement that we believe is exempt in reliance on Section 4(2).

    As of December 31, 2001, Banca held warrants to purchase approximately 856,000 shares of common stock.

    In March 2002, Banca del Gottardo, converted the outstanding debt, all accrued and unpaid interest on the debt and all outstanding common stock warrants into 24,000 of Series B Convertible Preferred Stock of the Company.

    Mr. Dahlson, a director for the Company, is a partner with Jackson
Walker L.L.P., a law firm that serves as outside legal counsel for the Company. During 2001, the Company paid approximately $261,000 to Jackson Walker L.L.P. for legal services. During 2001, Mr. Dahlson was granted a non-qualified option to purchase 30,000 shares of the Company's common stock at an exercise price of $.08 per share.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a)    (1) Financial Statements.

    The consolidated financial statements filed as a part of this Annual Report on Form 10-K are listed in the "Index to Financial Statements" on page F-1 hereof.

          (2) Financial Statement Schedules.

             None

          (3) Exhibits.

    The following exhibits are filed as a part of this Annual Report on Form 10-K.


   (i)2.1   Stock Purchase and Exchange Agreement, dated as of February
            1, 2002, entered into by and among Wireless WebConnect!, Inc., a Delaware corporation, E-Home.com, Inc., a Texas corporation doing business as HomeMark, the undersigned stockholders of Parent, and Wireless WebConnect!, Inc., a Florida corporation.

   (a)2.2   Agreement and Plan of Merger by and between the Company, WWC
            Acquisition, Inc. and Wireless WebConnect!, Inc. dated
            August 29, 2000.

    ++2.3 Agreement and Plan of Merger, date as of March 19, 2002, entered into by and among WWC Acquisition, Inc., a Texas
            Corporation, and E-Home.com, Inc., a Texas Corporation d/b/a
            HomeMark.

    ++2.4   Business Relationship Restructuring Agreement dated as of
            March 2002, by and between Wireless WebConnect!, Inc. and
            Banca del Gottardo.

   (a)3.1 Certificate of Incorporation of the Company and all amendments thereto through December 31, 1992.

   (c)3.2 Amendment to Certificate of Incorporation raising the authorized common stock from 10,000,000 shares to 50,000,000 shares.

   (f)3.3 Amendment to Certificate of Incorporation lowering the authorized common stock from 50,000,000 shares to 20,000,000 shares.

    ++3.4   Certificate of Designations, Preferences, Rights and
            Limitations of Series B Convertible Preferred Stock of
            Wireless WebConnect, Inc.

   (b)3.5   Bylaws of the Company, as amended.

   (a)4.1   Specimen certificate for Common Stock of the Company.

  (e)10.1   Intellicall, Inc. 1991 Stock Option Plan, as amended.

  (b)10.2   Form of Incentive Stock Option Agreement.

  (b)10.3   Form of Nonqualified Stock Option Agreement.

  (b)10.4   Form of Director Stock Option Agreement.

  (e)10.5   Form of 1995 Employee Stock Purchase Plan.

  (d)10.6   Note and Warrant Purchase, Paying and Conversion/Exercise
            Agency Agreement entered into on December 22, 1995 between
            Banca Del Gottardo and the Company.

  (d)10.7   Form of 8% Convertible Subordinated Note executed by the
            Company to Banca Del Gottardo dated December 22, 1995.

  (d)10.8   Form of Warrants issued with Notes.

  (d)10.9   Note and Warrant Purchase, Paying and Conversion/Exercise
            Agency Agreement dated November 22, 1996 and executed with
            Banca del Gottardo.

  (f)10.10  Form of 8% Convertible Subordinated Notes executed by the
            Company to Banca Del Gottardo dated November 22, 1996
            (included within Exhibit 10.13).

  (f)10.11  Form of Warrants issued with Notes (included within Exhibit
            10.13).

  (h)10.12  Organization Agreement dated May 10, 1996 between the
            Company, Triad-ILD Partners, L.P., Morris Telecommunications
            LLC and ILD Communications.

   ++23.1   Consent of Deloitte & Touche LLP

------------------------

++ herewith filed.

(a) Incorporated by Reference from the Company's Form S-1 filed August 28, 1987, file no. 33-15723.

(b) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

(c) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(d) Incorporated by reference from the Company's Current Report on Form 8-K (Date of Earliest Event Reported--December 28, 1995).

(e) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(f) Incorporated by reference from the Company's Current Report on Form 8-K (Date of Earliest Event Reported--November 22, 1996).

(h) Incorporated by reference from the Company's Amended Annual Report on Form 10/K-A filed January 8, 2001.

(i) Incorporated by reference from the Company's Current Report on Form 8-K (Date of Earliest Event Reported--February 1, 2002).

    (b) Reports on Form 8-K.

    Changes in Control of Registrant and Acquisition and Disposition of Assets filed February 13, 2002.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 16, 2002                                         WIRELESS WEBCONNECT!, INC.

                                                       By:          /s/ JOHN J. MCDONALD, JR.
                                                            -----------------------------------------
                                                                      John J. McDonald, Jr.
                                                                    CHAIRMAN OF THE BOARD AND
                                                                     CHIEF EXECUTIVE OFFICER
                                                                (PRINCIPAL EXECUTIVE AND FINANCIAL
                                                                             OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on April 16, 2002.

                        NAME                                               TITLE
                        ----                                               -----
              /s/ JOHN J. MCDONALD, JR.                Chairman of the Board, Chief Executive Officer
     -------------------------------------------         and Chief Financial Officer (Principal
                John J. McDonald, Jr.                    Executive and Financial Officer)

               /s/ RICHARD F. DAHLSON
     -------------------------------------------       Director
                 Richard F. Dahlson

                 /s/ WILLIAM O. HUNT
     -------------------------------------------       Director
                   William O. Hunt

                           WIRELESS WEBCONNECT!, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report................................  F-2

Consolidated Balance Sheets at December 31, 2001 and 2000...  F-3

Consolidated Statements of Operations for each of the three
  years ended December 31, 2001, 2000 and 1999..............  F-4

Consolidated Statements of Stockholders' Deficit for each of the three years ended December 31, 2001, 2000 and 1999....  F-5

Consolidated Statements of Cash Flows for each of the three
  years ended December 31, 2001, 2000 and 1999..............  F-6

Notes to Consolidated Financial Statements..................  F-7

------------------------

Note A: All schedules are omitted, since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders of
Wireless WebConnect!, Inc.

    We have audited the accompanying consolidated balance sheets of Wireless WebConnect!, Inc. (formerly Intellicall, Inc.) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the three year period ended
December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the consolidated financial statements, the Company has no operations and negative working capital at December 31, 2001, and has incurred recurring losses in 2001 and 2000. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP
March 29, 2002
Dallas, Texas

                           WIRELESS WEBCONNECT!, INC.
                     (FORMERLY KNOWN AS INTELLICALL, INC.)
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                                                  2001          2000
                                                              ------------   -----------
                                         ASSETS
Current assets:
  Prepaid expenses and other current assets.................  $     47,876   $        --
                                                              ------------   -----------
    Total current assets....................................        47,876            --

Investments.................................................       319,853            --
Other assets, net...........................................        53,177            --
Assets of discontinued operations...........................       684,503     2,606,575
                                                              ------------   -----------

    Total assets............................................  $  1,105,409   $ 2,606,575
                                                              ============   ===========

                         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued expenses.....................  $    588,768   $        --
  Other current liabilities.................................        71,461            --
                                                              ------------   -----------
    Total current liabilities...............................       660,229            --

Long-term debt to related party, net........................     1,918,200            --
Liabilities of discontinued operations......................     8,620,235     3,837,181
                                                              ------------   -----------
    Total liabilities.......................................    11,198,664     3,837,181
                                                              ------------   -----------

Commitments and contingencies
Stockholders' deficit:
  Preferred stock, $.01 par value: 1,000,000 shares
    authorized; none issued and outstanding at December 31,
    2001 and 2000...........................................            --            --
  Common stock, $.01 par value; 60,000,000 shares
    authorized; 35,386,459 issued and outstanding at
    December 31, 2001; 10,000 shares, issued and
    outstanding, no par value at December 31, 2000..........       353,849            --
  Additional paid-in capital................................     1,084,053       373,836
  Less common stock in treasury, at cost; 74,908 shares.....      (317,421)           --
  Retained deficit..........................................   (11,213,736)   (1,604,442)
                                                              ------------   -----------
    Total stockholders' deficit.............................   (10,093,255)   (1,203,606)
                                                              ------------   -----------

    Total liabilities and stockholders' deficit.............  $  1,105,409   $ 2,606,575
                                                              ============   ===========

        See accompanying notes to the consolidated financial statements

                           WIRELESS WEBCONNECT!, INC.
                     (FORMERLY KNOWN AS INTELLICALL, INC.)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                       DECEMBER 31,
                                                           ------------------------------------
                                                              2001          2000         1999
                                                           -----------   -----------   --------
Operating expenses:
  General and administrative.............................  $ 1,735,581   $        --   $     --
                                                           -----------   -----------   --------
    Total operating expenses.............................    1,735,581            --         --
                                                           -----------   -----------   --------

Operating loss from continuing operations................   (1,735,581)           --         --
                                                           -----------   -----------   --------

Other income (expense):
  Interest income........................................        6,105            --         --
  Interest expense.......................................     (158,588)           --         --
  Other income (expense), net............................      (46,750)           --         --
                                                           -----------   -----------   --------
    Total other income (expense).........................     (199,233)           --         --
                                                           -----------   -----------   --------

Loss from continuing operations before income taxes......   (1,934,814)           --         --
Income tax benefit.......................................           --            --         --
                                                           -----------   -----------   --------
Loss from continuing operations..........................   (1,934,814)           --         --
Income (loss) from discontinued operations...............   (7,674,480)   (1,360,638)    33,650
                                                           -----------   -----------   --------
Net income (loss)........................................  $(9,609,294)  $(1,360,638)  $ 33,650
                                                           ===========   ===========   ========

Pro forma income tax expense.............................                               (12,000)
                                                                                       --------
Pro forma net income.....................................                              $ 21,650
                                                                                       ========

Net loss per share from continuing operations--basic and
  diluted................................................  $      (.07)  $        --   $     --
                                                           ===========   ===========   ========

Net income (loss) per share from discontinued
  operations--basic and diluted..........................  $      (.29)  $   (136.06)  $   3.37
                                                           ===========   ===========   ========

Net income (loss) per share--basic and diluted...........  $      (.36)  $   (136.06)  $   3.37
                                                           ===========   ===========   ========

Pro forma net income per share--basic and diluted........                              $   2.17
                                                                                       ========

Weighted average shares outstanding--basic and diluted...   26,843,287        10,000
                                                           ===========   ===========

Pro forma weighted average shares Outstanding............                                10,000
                                                                                       ========

        See accompanying notes to the consolidated financial statements

                           WIRELESS WEBCONNECT!, INC.
                     (FORMERLY KNOWN AS INTELLICALL, INC.)
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                 YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                  COMMON STOCK           TREASURY STOCK
                              ---------------------   --------------------    PAID-IN       RETAINED     PARTNERS'
                                SHARES      AMOUNT     SHARES     AMOUNT      CAPITAL       DEFICIT       CAPITAL       TOTAL
                              ----------   --------   --------   ---------   ----------   ------------   ---------   ------------
Balance at December 31,
  1998......................                                                                               205,685        205,685

  Distributions to
  partners..................                                                                               (65,702)       (65,702)

  Net income................                                                                                33,650         33,650
                                                                                                         ---------   ------------

Balance at December 31,
  1999......................                                                                               173,633        173,633

  Net income--January 1,
    2000 to May 29, 2000....                                                                               243,804        243,804

  Distributions.............                                                                               (43,601)       (43,601)

  Contribution by partners
    of partnership net
    assets to corporation...      10,000         --                             373,836                   (373,836)            --

  Net loss--May 30, 2000 to
    December 31, 2000.......          --         --        --           --           --     (1,604,442)         --     (1,604,442)
                              ----------   --------    ------    ---------   ----------   ------------   ---------   ------------

Balance at December 31,
  2000......................      10,000         --        --           --      373,836     (1,604,442)         --     (1,230,606)

Effect of the merger:

  Intellicall historical
  shares....................  13,083,311    130,817    74,908     (317,421)                                              (186,604)

  Issuance of new shares....  21,803,148    218,032                             466,428                                   684,460

  Cancellation of pre-merger
    WWC Florida shares......     (10,000)

Amendments to warrants as a
  result of the merger......                                                     67,000                                    67,000

Issuance of warrants for
  deferral of interest due
  date......................                                                      9,789                                     9,789

Issuance of common stock for
  services..................     500,000      5,000                             167,000                                   172,000

Net loss....................          --         --        --           --           --     (9,609,294)         --     (9,609,294)
                              ----------   --------    ------    ---------   ----------   ------------   ---------   ------------

Balance at December 31,
  2001......................  35,386,459   $353,849    74,908    $(317,421)  $1,084,053   $(11,213,736)  $      --   $(10,093,255)
                              ==========   ========    ======    =========   ==========   ============   =========   ============

        See accompanying notes to the consolidated financial statements

                           WIRELESS WEBCONNECT!, INC.
                     (FORMERLY KNOWN AS INTELLICALL, INC.)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                        DECEMBER 31,
                                                            ------------------------------------
                                                               2001          2000         1999
                                                            -----------   -----------   --------
Operating activities:
  Net income (loss).......................................  $(9,609,294)  $(1,360,638)  $ 33,650
  Adjustments to reconcile net loss from continuing
    operations to net cash provided by operating
    activities:
  (Income) loss from discontinued operations..............    7,674,480     1,360,638    (33,650)
  Provision for doubtful accounts.........................        6,935            --         --
  Amortization of deferred loan costs.....................       16,500            --         --
  Amortization of debt discount...........................       25,200            --         --
  Issuance of warrants for deferral of interest due
  date....................................................        9,789            --         --
  Amendment to warrants--merger costs.....................       67,000            --         --
  Issuance of common stock for services...................      172,000            --         --
    Changes in operating assets and liabilities, net of
    merger:
  Decrease in accounts payable............................     (272,915)           --         --
  Increase in other current assets........................      (54,811)           --         --
                                                            -----------   -----------   --------
  Net cash used in operating activities...................   (1,965,116)           --         --
                                                            -----------   -----------   --------

Investing activities:
  Cash provided by discontinued operations................    1,965,116        43,601     65,702
                                                            -----------   -----------   --------
  Net cash provided by investing activities...............    1,965,116        43,601     65,702
                                                            -----------   -----------   --------

Financing activities:
  Distributions to partners...............................           --       (43,601)   (65,702)
                                                            -----------   -----------   --------
  Net cash used in financing activities...................           --       (43,601)   (65,702)
                                                            -----------   -----------   --------

Net increase (decease) in cash............................           --            --         --
Cash, beginning of period.................................           --            --         --
                                                            -----------   -----------   --------
Cash, end of period.......................................  $        --   $        --   $     --
                                                            ===========   ===========   ========

Supplemental cash flow information:
  Cash paid for interest..................................  $    70,000   $        --   $     --
                                                            ===========   ===========   ========
  Cash paid for income taxes..............................  $        --   $        --   $     --
                                                            ===========   ===========   ========

Non-cash investing and financing activities:
  Issuance of stock to effect the merger (net of cash
    acquired).............................................  $  (209,000)  $        --   $     --
                                                            ===========   ===========   ========
  Contribution by partners of partnership net assets to
    corporation...........................................  $        --   $   373,836   $     --
                                                            ===========   ===========   ========

        See accompanying notes to the consolidated financial statements

                           WIRELESS WEBCONNECT! INC.

                     (FORMERLY KNOWN AS INTELLICALL, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 1--BASIS OF PRESENTATION, MERGER, BUSINESS AND GOING CONCERN

    In February 2002, Wireless WebConnect!, Inc. ("WWC" or the "Company") (formerly known as Intellicall, Inc.), announced that it had commenced a restructuring plan. Under the first phase of this restructuring plan, WWC sold all of the stock of its wholly-owned subsidiary, Wireless WebConnect!, Inc., a Florida corporation ("WWC Florida"), to E-Home.com, Inc., a Texas corporation doing business as HomeMark ("HomeMark"), in exchange for $20,000. In turn, HomeMark exchanged the stock of WWC Florida with the former shareholders of WWC Florida for 20,494,959 shares of WWC common stock held by such persons (the "WWC Shares"). As a result, HomeMark acquired control of WWC through their holding of approximately 60% of the voting securities of the Company. WWC also received an option from HomeMark to purchase the WWC Shares from HomeMark for $20,000. The option expires August 1, 2002. At December 31, 2001, intercompany indebtedness between the Company and WWC Florida consisted of $1,011,200 owed by WWC Florida to the Company and $946,239 owed by the Company to WWC Florida. The Company and WWC Florida agreed to cancel all intercompany indebtedness and WWC Florida paid the Company $30,000. The Company and WWC Florida also agreed that In the event of a bankruptcy of the Company or WWC Florida, if the bankruptcy court were to rescind the cancellations of the intercompany indebtedness between the Company and WWC Florida, such cancellations shall be considered null and void.

    In connection with the restructuring, all of the directors of the Company designated by the former WWC Florida shareholders have resigned from the WWC Board of Directors, leaving William O. Hunt, John J. McDonald and Richard F. Dahlson as the remaining directors (the "Remaining Directors"). In addition to serving as Chairman of the Board for the Company, Mr. McDonald is the Company's Chief Executive Officer, Chief Financial Officer and President. Mr. McDonald is also the Chief Executive Officer of HomeMark.

    The above transactions resulted in an unwinding of the previous merger of WWC and WWC Florida. Since the bankruptcy of Metricom, Inc. and subsequent shut-down of the Ricochet network in July and August 2001, WWC Florida has had virtually no revenue. At December 31, 2001, WWC Florida had a stockholders' deficit of over $8 million. The Remaining Directors felt that WWC Florida was not financially viable and were in disagreement with the WWC Florida-designated directors as to the course of action to take with WWC Florida. Given this situation, the Remaining Directors believed it was in the best interests of WWC, its creditors and its stockholders to complete the divestiture of WWC Florida. The WWC Board of Directors and a majority of its stockholders approved this transaction. WWC's major creditor, Banca Del Gottardo ("Banca"), also approved this transaction.

    WWC currently has no operations. It has been the intent of the Remaining Directors to restructure and/or settle the liabilities of WWC and to look for an attractive reverse merger candidate. In June 1999, WWC issued 7% Convertible Notes in the aggregate principal amount of $2.0 million (the "Notes"). In connection with the Notes, WWC has issued to Banca warrants to purchase approximately 856,000 shares of WWC's common stock. In March 2002, Banca agreed to convert the Notes, all accrued and unpaid interest on the Notes and all outstanding warrants into 24,000 shares of Series B Convertible Preferred Stock of the Company ("Series B Preferred Stock").

    The above transactions resulted in an unwinding of the previous merger of WWC and WWC Florida (see WWC FLORIDA MERGER).

                           WIRELESS WEBCONNECT! INC.

                     (FORMERLY KNOWN AS INTELLICALL, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 1--BASIS OF PRESENTATION, MERGER, BUSINESS AND GOING CONCERN (CONTINUED) WWC FLORIDA MERGER

    On March 30, 2001, WWC Acquisition, Inc., a Florida corporation and wholly-owned subsidiary of the Company, merged with and into WWC Florida, pursuant to the Agreement and Plan of Merger, as amended, dated August 29, 2000, by and among the Company, WWC Florida, the shareholders of WWC Florida and WWC Acquisition, Inc. (the "Merger Agreement"). Pursuant to the Merger Agreement, WWC Florida emerged as a wholly-owned subsidiary of the Company. The Company's stockholders approved the issuance of 21,803,148 shares of common stock to the former shareholders of WWC Florida (the "Former Shareholders"). As a result of the merger, the Former Shareholders acquired control of the Company through their aggregate holdings of approximately 62.5% of the voting securities of the Company. In April 2001, the Company changed its name from Intellicall, Inc. to Wireless WebConnect!, Inc.

    WWC Florida was considered the accounting acquirer since the former Former Shareholders controlled the Company through their holdings of approximately 62.5% of the combined outstanding shares of Common Stock and controlled the Company's Board of Directors. Because the Company was the legal acquirer, this was considered a "reverse acquisition."

    In addition, on March 15, 2001, the former employees of WWC Florida who became employees of the Company received options to purchase an aggregate of
1.8 million shares of Common Stock under the Company's 1991 Stock Option Plan. The options, which were issued with a strike price of $.40 per share (which equaled the market price on the date of grant), vest 33 1/3% on March 15, 2002 and 33 1/3% on March 15 of each of the following two years, except in the case of 500,000 of the options which vest 25% on September 15, 2001, 25% on March 15, 2002, 25% on September 15, 2002 and 25% on March 15, 2003. At
December 31, 2001, only 1.0 million of these options remained outstanding and, as of February 2002, as a result of the unwinding of the merger, none of these options remain outstanding.

    Certain warrants outstanding prior to the Merger that were issued to Banca, were amended as a result of the Merger. The increase in the fair value of such warrants as a result of the amendments was $67,000, which has been recorded as an expense of the Merger and additional paid-in capital.

    The Company disposed of Intellicall's remaining payphone business operations in August 2001. The merger has been accounted for as an acquisition of the net assets of Intellicall in exchange for stock, similar to a recapitalization of WWC Florida. The financial information for the periods presented are the historical results of WWC Florida. The assets acquired and liabilities assumed have been recorded at their estimated fair value on the date of acquisition, March 30, 2001, with a

                           WIRELESS WEBCONNECT! INC.

                     (FORMERLY KNOWN AS INTELLICALL, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 1--BASIS OF PRESENTATION, MERGER, BUSINESS AND GOING CONCERN (CONTINUED) corresponding entry to equity for the shares issued. The net assets acquired are as follows (in thousands):

Assets:
  Cash......................................................     706
  Accounts receivable.......................................     387
  Note receivable from WWC Florida..........................   1,011
  Other current assets......................................      95
  Assets held for sale......................................     950
  Other assets..............................................     475
                                                               -----
    Total assets............................................   3,624
                                                               -----
Liabilities:
  Accounts payable..........................................   1,056
  Accrued liabilities.......................................     178
  Long-term debt to related party...........................   1,893
                                                               -----
    Total liabilities.......................................   3,127
                                                               -----
      Net assets............................................   $ 497
                                                               =====

    The note receivable from WWC Florida of $1.0 million, which represents the amounts advanced by the Company to WWC Florida prior to the Merger, has been eliminated pursuant to the loan agreement between WWC Florida and the Company.

BUSINESS AND GOING CONCERN

    WWC currently has no operations. It is the intent of the Remaining Directors to restructure and/or settle the liabilities owed by WWC and to look for an attractive reverse merger candidate. It is contemplated that HomeMark, which recently completed the acquisition of an on-line home auction company, will be the reverse merger candidate. However, the terms of any such transaction have not been finalized.

    In connection with the restructuring, in March 2002, Banca converted all of its debt, accrued interest and all common stock warrants into preferred stock of the Company (see NOTE 10). The Company is currently in negotiations with its trade creditors to settle its remaining obligations.

    In the event that the Company is unable to find an attractive merger candidate or significant sources of revenue or to obtain additional capital in the very near future, the Company is unlikely to be able to meet its financial obligations and commitments or to continue as a going business concern. The likely impact on the Company's financial condition is that the Company may be required to seek protection from its creditors under the United States Bankruptcy Code. Any filing by the Company under the United States Bankruptcy Code would likely seek a liquidation of the Company.

                           WIRELESS WEBCONNECT! INC.

                     (FORMERLY KNOWN AS INTELLICALL, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION--The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    INVESTMENTS--Investments consists of 3,000 shares of Series B preferred stock of ILD Telecommunications, Inc. recorded at cost.

    INCOME TAXES--As a partnership, the partners of WWC Florida's predecessor were taxed on their proportionate share of such predecessor's income. Therefore, the provision or liability for federal or state income taxes has been included only on a pro forma basis for the year ended December 31, 1999, which was prior to the incorporation of WWC Florida in May 2000. Deferred tax assets and liabilities, if any, are recognized for the future tax consequences attributable to differences between the carrying amount of existing assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to reverse. The Company has fully reserved all of its deferred tax assets including NOL carryforwards at December 31, 2001, due to future projected taxable losses.

    BASIC AND DILUTED NET INCOME (LOSS) PER SHARE--Basic earnings per share is computed using the weighted average number of shares of Common Stock outstanding and excludes any dilutive effects of options, warrants and convertible securities. As WWC Florida operated as a partnership prior to June 2000, the basic and diluted income (loss) per share amount is presented on a pro forma basis as if the Merger was effective January 1, 2000. Diluted earnings per share is the same as basic earnings per share for the years ended December 31, 2001 and 2000, due to the net loss. As of December 31, 2001, the Company had
2.7 million, 1.6 million and 1.3 million of outstanding common stock options, warrants and equivalent shares related to convertible securities, respectively.

    RECENT ACCOUNTING PRONOUNCEMENTS--Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), is effective July 1, 2001 and prohibits pooling-of-interests accounting for acquisitions. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), is effective January 1, 2002 and includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing future impairments of goodwill. The Company does not believe that adoption of SFAS 141 and SFAS 142 will have a material impact on its financial position, results of operations or cash flows.

    In August 2001, the Financial Accounting Standards Board issued Statement of Financial Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS retains the fundamental provisions of generally accepted accounting principles with respect to the recognition and measurement of long-lived asset impairment contained in Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." However, SFAS 144 provides new guidance intended to address certain significant implementation issues associated with SFAS 121, including expanded

                           WIRELESS WEBCONNECT! INC.

                     (FORMERLY KNOWN AS INTELLICALL, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and, if required, how to measure the impairment. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company does not believe that adoption of SFAS 144 will have a material impact on its financial position, results of operations or cash flows.

NOTE 3--DISCONTINUED OPERATIONS

    As a result of the unwinding of the WWC Florida merger (see NOTE 1) the Company has classified WWC Florida's operations as "Net loss from Discontinued Operations". WWC Florida provided high-speed wireless data solutions and generated its revenue as a wireless Internet service reseller selling services and wireless modems. Net loss from discontinued operations also includes the net activity from the pay phone business, acquired and subsequently sold, in conjunction with the WWC Florida and WWC merger in March 2001. The condensed summary of operations for discontinued operations for each of the three years ended December 31, 2001, 2000 and 1999, and condensed balance sheet data for discontinued operations at December 31, 2001 and 2000, is as follows (in thousands):

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
CONDENSED SUMMARY OF OPERATIONS:
  Total revenues............................................  $12,531    $ 2,713     $1,853
  Total operating expenses..................................   19,059      4,063      1,819
                                                              -------    -------     ------
  Operating income (loss)...................................   (6,528)    (1,350)        34
  Other income (expense), net...............................     (716)       (11)        --
  Pay phone operations, net.................................     (430)        --         --
                                                              -------    -------     ------
  Net income (loss) from discontinued operations............  $(7,674)   $(1,361)    $   34
                                                              =======    =======     ======

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
CONDENSED BALANCE SHEET DATA:
  ASSETS:
    Cash....................................................   $  423     $1,532
    Accounts receivable.....................................        2        640
    Inventory...............................................       24        205
    Prepaid expenses and other current assets...............        1         92
    Property and equipment and other assets.................      235        138
                                                               ------     ------
    Net assets of discontinued operations...................   $  685     $2,607
                                                               ======     ======
  LIABILITIES:
    Accounts payable and accrued expenses...................   $4,967     $1,158
    Customer liabilities....................................    3,075      1,929
    Notes payable...........................................      578        750
                                                               ------     ------
    Net liabilities of discontinued operations..............   $8,620     $3,837
                                                               ======     ======

                           WIRELESS WEBCONNECT! INC.

                     (FORMERLY KNOWN AS INTELLICALL, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 4--LONG-TERM DEBT TO RELATED PARTY

    The Company's debt as of December 31, 2001, consist of the following (in thousands):

7% Convertible subordinated notes, due 2004 to Banca del
  Gottardo..................................................   $2,000
Less: Unamortized debt discount.............................      (82)
                                                               ------
    Total long-term debt....................................   $1,918
                                                               ======

    The above note, dated June 11, 1999, was issued with warrants to purchase 200,000 shares of the Company's common stock at $1.55 per share. The unamortized portion of deferred debt costs recorded by the Company in connection with those warrants was $53,177 as of December 31, 2001. The note is convertible into 1,290,323 shares of the Company's common stock at a price of $1.55 per share. Interest is payable semi-annually.

    Total interest accrued to Banca del Gottardo at December 31, 2001 was $.07 million.

    On December 12, 2001, the Company issued warrants to purchase 200,000 shares of the Company's common stock at $.05 per share to Banca. These warrants, which expire December 12, 2006, were issued in consideration of Banca del Gottardo's extension of the December 2001 semi-annual interest payment to June 2002. The Company recorded the fair value of the warrants, as determined using the Black-Scholes valuation model, as interest expense and additional paid in capital.

    On March 12, 2002, Banca converted the $2.0 million, 7% convertible note, accrued interest and approximately 856,000 common stock warrants into 24,000 shares of the Company's Series B Convertible Preferred Stock (see NOTE 10).

NOTE 5--STOCK-BASED COMPENSATION

    As permitted under FAS 123, the Company applies APB 25, and related interpretations, in accounting for its employee stock options. In accordance with APB 25, no compensation expense or unearned compensation was recorded for the year ended December 31, 2001. The Company has adopted the disclosure-only provisions of FAS 123. Had compensation cost for the Company's stock option plans been determined based on the fair value provisions of FAS 123, the Company's net loss per share for the year ended December 31, 2001, would have increased to the pro forma amount indicated below:

Net loss
  As reported...............................................  $ 9,609,000
  Proforma..................................................  $ 9,779,000
Basic and diluted net income loss per share
  As reported...............................................  $     (0.36)
  Pro forma.................................................  $     (0.36)

    The pro forma disclosures provided are not likely to be representative of the effects on reported net income or loss for future years due to future grants and the vesting requirements of the Company's stock option plans. The fair value of each grant is estimated on the date of grant using the Black-

                           WIRELESS WEBCONNECT! INC.

                     (FORMERLY KNOWN AS INTELLICALL, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 5--STOCK-BASED COMPENSATION (CONTINUED)
Scholes Option pricing model with the following weighted-average assumptions used for grants during the year ended December 31, 2001:

Dividend yield..............................................        --
Expected volatility.........................................       203%
Risk free interest rate.....................................       3.5%
Option term.................................................  10 years

NOTE 6--STOCK OPTION PLANS

    The Company maintains a Nonqualified Stock Option ("NSO") Plan, an Incentive Stock Option ("ISO") Plan (as amended), a Directors' Stock Option Plan ("DSO") (adopted in 1991) and Other Directors' Options Plan. The number of shares which may be granted under the NSO, ISO Plans, DSO Plans and Other Directors' Option Plan may not exceed 2,000,000, 6,995,000, 500,000 and 107,500, respectively.
ISO's and NSO's are exercisable at such times and in such installments as the Organization and Compensation Committee of the Board of Directors (the "Committee") shall determine at the time of grant. In the case of ISO's and DSO's, the option price of the shares cannot be less than the fair market value of the underlying common stock at the date of the grant. In the case of NSO's, the option price is determined by the Committee and cannot be less than 85% of the fair market value of the underlying common stock. Options expire at such time as the Committee shall determine at the time of grant, but in the case of ISO's and DSO's no later than ten years from the grant date. Options vest as follows: 50% on December 31 of the year of grant and 25% on December 31 of the following two years. All options granted under all plans in 2001 were issued with strike prices equal to the fair market value of the Company's common stock on the date of grant.

NSO, ISO, DSO PLANS

    Stock option activity under the NSO, ISO, DSO and Other Directors' Options Plans was:

                                                                                                     OTHER DIRECTORS'
                                      NSO                     ISO                    DSO                 OPTIONS
                              --------------------   ---------------------   -------------------   --------------------
                                          WEIGHTED                WEIGHTED              WEIGHTED              WEIGHTED
                                          AVERAGE                 AVERAGE               AVERAGE                AVERAGE
                                           OPTION                  OPTION                OPTION                OPTION
                               OPTIONS     PRICE      OPTIONS      PRICE     OPTIONS     PRICE     OPTIONS      PRICE
                              ---------   --------   ----------   --------   --------   --------   --------   ---------
Outstanding at December 31,
  2000......................         --        --            --       --          --         --         --           --
Options related to
  Intellicall...............    530,000    $ 4.19       777,840    $4.89      90,000       6.35         --           --
Granted.....................    625,000       .73     2,244,001      .38          --         --         --           --
Canceled....................   (100,000)    (6.63)   (1,022,840)    (.59)    (90,000)     (6.35)        --           --
                              ---------    ------    ----------    -----     -------     ------    --------   ---------
Outstanding at December 31,
  2001......................  1,055,000    $ 1.91     1,999,001    $2.03          --     $   --         --    $      --
                              =========    ======    ==========    =====     =======     ======    ========   =========

                           WIRELESS WEBCONNECT! INC.

                     (FORMERLY KNOWN AS INTELLICALL, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 6--STOCK OPTION PLANS (CONTINUED)
    At December 31, 2001, there were 945,000 shares available for grant under the NSO Plan, 4,995,999 available for grant under the ISO Plan, 450,000 shares available for grant under the DSO Plan and 100,000 available for grant under the Other Directors' Options Plan.

    The following table summarizes options exercisable under each plan at December 31, 2001:

                                                                               WEIGHTED
                                                                OPTIONS        AVERAGE
                                                              EXERCISABLE   EXERCISE PRICE
                                                              -----------   --------------
At December 31, 2000:
  NSO Plan..................................................   1,055,000         $1.91
  ISO Plan..................................................   1,999,001         $2.03
  DSO Plan and other Director's Options.....................          --         $  --

    The following tables summarize information about the fixed-price stock options outstanding at December 31, 2001:

NSO PLAN

                                                    OPTIONS OUTSTANDING
                                     -------------------------------------------------
                                                   WEIGHTED-AVERAGE
             RANGE OF                OUTSTANDING      REMAINING       WEIGHTED-AVERAGE
          EXERCISE PRICES            AT 12/31/01   CONTRACTUAL LIFE    EXERCISE PRICE
-----------------------------------  -----------   ----------------   ----------------
              $3.625                    430,000        .9 years            $3.63
               $.80                     565,000       9.2 years            $ .80
               $.08                      60,000       9.8 years            $ .08
                                      ---------

            $.08-3.625                1,055,000       7.1 years            $1.91
                                      =========

ISO PLAN

                                                    OPTIONS OUTSTANDING
                                     -------------------------------------------------
                                                   WEIGHTED-AVERAGE
             RANGE OF                OUTSTANDING      REMAINING       WEIGHTED-AVERAGE
          EXERCISE PRICES            AT 12/31/01   CONTRACTUAL LIFE    EXERCISE PRICE
-----------------------------------  -----------   ----------------   ----------------
               $.06                     100,000       9.8 years            $0.06
               $.40                   1,186,501       9.2 years            $0.40
            $3.625-4.50                 352,500       2.4 years            $3.77
           $4.625-5.8125                260,000       5.2 years            $4.91
           $8.00-10.375                 100,000       1.9 years            $9.78
                                      ---------

            $.06-10.375               1,999,001       5.9 years            $2.03
                                      =========

                           WIRELESS WEBCONNECT! INC.

                     (FORMERLY KNOWN AS INTELLICALL, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 7--STOCKHOLDERS' EQUITY

    COMMON STOCK: At December 31, 2001, there were 9,995,000 shares of common stock reserved for options and warrants.

    COMMON STOCK PURCHASE WARRANTS: On December 12, 2001, the Company issued warrants to purchase 200,000 shares of the Company's common stock at $.05 per share to Banca. These warrants, which expire December 12, 2006, were issued in consideration of Banca del Gottardo's extension of the December 2001 semi-annual interest payment to June 2002. The Company recorded the fair value of the warrants as interest expense and additional paid in capital.

    At December 31, 2001, there were 1,391,116 warrants outstanding. In
March 2002, Banca converted 855,643 of these warrants into preferred stock (see
NOTE 10). The remaining 535,473 warrants are held by two third parties.

    PREFERRED STOCK: The Company has designated 4,000 shares of preferred stock as Series A, however no shares of Series A are outstanding. The Company has designated 200,000 shares of preferred stock as Series B. Each share of Series B Preferred Stock is convertible, at the option of the holder at any time after April 1, 2003, into 732.817 shares of common stock (subject to appropriate adjustment in the case of stock splits, stock dividends, recapitalization or the like). The Series B Preferred Stock participates in dividends with the common stock on an as converted basis (even if not then convertible) and votes together with common and all other series of preferred stock (on an as converted basis) and not separately as a class, except where required by law. In the event of a dissolution or liquidation of the Company, the Series B Preferred Stock will receive a liquidation preference of $117.00 per share, plus all accrued but unpaid dividends.

NOTE 8--FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments include accounts payable and long-term debt. Because of their short maturity, the carrying value of accounts payable approximate its fair value. The fair value of long-term debt was determined by discounting expected cash flows at discount rates currently available to the Company for debt with similar terms and remaining maturities.

    The carrying values and estimated fair values of the Company's financial instruments at December 31, 2001, are as follows:

                                                            CARRYING   ESTIMATED
                                                             VALUE     FAIR VALUE
                                                            --------   ----------
Accounts payable..........................................   $  589      $  589
Long-term debt due to related party.......................   $1,918      $1,953

                           WIRELESS WEBCONNECT! INC.

                     (FORMERLY KNOWN AS INTELLICALL, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 9--QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                               2001
                                                           ---------------------------------------------
                                                             FIRST      SECOND       THIRD      FOURTH
                                                            QUARTER     QUARTER     QUARTER     QUARTER
                                                           ---------   ---------   ---------   ---------
                                                              (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Operating expenses.......................................   $   --      $(1,039)    $  (683)   $    (14)
Loss from continuing operations..........................      (67)      (1,072)       (710)        (86)
Loss from discontinued operations........................     (664)      (2,633)     (3,765)       (612)
Net loss.................................................     (731)      (3,705)     (4,475)       (698)
Basic and diluted loss per share from continuing
  operations.............................................   $(0.09)     $ (0.03)    $ (0.02)         --
Basic and diluted loss per share from discontinued
  operations.............................................   $(0.93)     $ (0.07)    $ (0.11)   $  (0.02)
Basic and diluted net income (loss) per share............   $(0.93)     $ (0.10)    $ (0.13)   $  (0.02)
Weighted average number of basic and diluted.............      785       35,372      35,372      35,372

                                                                               2000
                                                           ---------------------------------------------
                                                             FIRST      SECOND       THIRD      FOURTH
                                                            QUARTER     QUARTER     QUARTER     QUARTER
                                                           ---------   ---------   ---------   ---------
                                                              (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Income (loss) from continuing operations.................   $   --      $    --     $    --    $     --
Income (loss) from discontinued operations...............       91          128        (304)     (1,276)
Net income (loss)........................................       91          128        (304)     (1,276)
Basic and diluted loss per share from continuing
  operations.............................................   $   --      $    --     $    --    $     --
Basic and diluted loss per share from discontinued
  operations.............................................   $ 9.10      $ 12.80     $(30.40)   $(127.60)
Basic and diluted net income (loss) per share............   $ 9.10      $ 12.80     $(30.40)   $(127.60)
Weighted average number of basic and diluted.............       10           10          10          10

NOTE 10--SUBSEQUENT EVENTS

   In February 2002, the Company announced that it had commenced a restructuring plan. Under the first phase of this restructuring plan, the Company sold all of the stock of its wholly-owned subsidiary, WWC Florida, to E-Home.com, Inc., a Texas corporation doing business as HomeMark, in exchange for $20,000. In turn, HomeMark exchanged the stock of WWC Florida with the former shareholders of WWC Florida for 20,494,959 shares of WWC common stock held by such persons. As a result, HomeMark acquired control of WWC through their holding of approximately 60% of the voting securities of the Company. WWC also received an option from HomeMark to purchase the WWC Shares from HomeMark for $20,000. The option expires August 1, 2002. At December 31, 2001, intercompany indebtedness between the Company and WWC Florida consisted of $1,011,200 owed by WWC Florida to the Company and $946,239 owed by the Company to WWC Florida. The Company and WWC Florida agreed to cancel all intercompany indebtedness and WWC Florida paid the Company $30,000. The Company and WWC Florida also agreed that In the event of a bankruptcy of the Company or WWC Florida, if the bankruptcy court were to rescind the cancellations of the intercompany indebtedness between the Company and WWC Florida, such cancellations shall be considered null and void.

    In connection with the restructuring, all of the directors of the Company designated by the former WWC Florida shareholders have resigned from the WWC Board of Directors, leaving William O. Hunt, John J. McDonald and Richard F. Dahlson as the Remaining Directors. In addition to serving as

                           WIRELESS WEBCONNECT! INC.

                     (FORMERLY KNOWN AS INTELLICALL, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 10--SUBSEQUENT EVENTS (CONTINUED)
Chairman of the Board for the Company, Mr. McDonald is the Company's Chief Executive Officer, Chief Financial Officer and President. Mr. McDonald is also the Chief Executive Officer of HomeMark.

    The above transactions resulted in an unwinding of the previous merger of WWC and WWC Florida. Since the bankruptcy of Metricom, Inc. and subsequent shut-down of the Ricochet network in July and August 2001, WWC Florida has had virtually no revenue. At December 31, 2001, WWC Florida had a stockholders' deficit of over $8 million. The Remaining Directors felt that WWC Florida was not financially viable and were in disagreement with the WWC Florida-designated directors as to the course of action to take with WWC Florida. Given this situation, the Remaining Directors believed it was in the best interests of WWC, its creditors and its stockholders to complete the divestiture of WWC Florida. The WWC Board of Directors and a majority of its stockholders approved this transaction. WWC's major creditor, Banca Del Gottardo, also approved this transaction.

    WWC currently has no operations. It has been the intent of the Remaining Directors to restructure and/or settle the liabilities of WWC and to look for an attractive reverse merger candidate. In June 1999, WWC issued 7% Convertible Notes in the aggregate principal amount of $2.0 million. In connection with the Notes, WWC has issued to Banca warrants to purchase approximately 856,000 shares of WWC's common stock. In March 2002, Banca agreed to convert the Notes, all accrued and unpaid interest on the Notes and all outstanding warrants into 24,000 shares of Series B Preferred Stock of the Company.