Form 10-Q
period 2002-03-31
WIRELESS WEBCONNECT INC
filed 2002-06-18
CIK 818674

================================================================================




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                 (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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



                     2435 N. CENTRAL EXPRESSWAY, SUITE 600
                              RICHARDSON, TX 75080
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (972) 744-2900
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


  Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

         Yes                                          No  X
             ---                                         ---

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                                                          Outstanding at
               Class                                       June 3, 2002
     ---------------------------                          --------------
     Common Stock $.01 par value                            14,891,500
      Preferred $.01 par value                                24,000


================================================================================

INDEX

WIRELESS WEBCONNECT!, INC.

PART I.  FINANCIAL INFORMATION



     Item 1.      Financial Statements

                  Balance Sheets at March 31, 2002 (Unaudited) and December 31, 2001............................  3

                  Statements of Operations (Unaudited) for the three months
                   ended March 31, 2002 and 2001................................................................  4

                  Statement of Stockholders' Deficit for the three months ended
                   March 31, 2002 (Unaudited)...................................................................  5

                  Statements of Cash Flows (Unaudited) for the three months
                   ended March 31, 2002 and 2001................................................................  6

                  Notes to Financial Statements (Unaudited) ....................................................  7


     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations................................................. 12

     Item 3.      Quantitative and Qualitative Disclosures
                  About Market Risk ............................................................................ 13


PART II.          OTHER INFORMATION

     Item 1.      Legal Proceedings ............................................................................ 14

     Item 2.      Changes in Securities and Use of Proceeds..................................................... 14

     Item 4.      Submission of Matters to a Vote
                  of Security Holders........................................................................... 14

     Item 6.      Exhibits and Reports on Form 8-K.............................................................. 15

     Signatures   .............................................................................................. 16


                                       WIRELESS WEBCONNECT!, INC.
                                  (FORMERLY KNOWN AS INTELLICALL, INC.)
                                       CONSOLIDATED BALANCE SHEETS



                                                                                                 MARCH 31,     DECEMBER, 31
                                                                                                   2002            2001
                                                                                               (Unaudited)
                                       ASSETS


Current assets:
  Cash.............................................................................          $     30,000    $         --
  Prepaid expenses and other current assets........................................                38,628          47,876
                                                                                             ------------    ------------
       Total current assets........................................................                68,628          47,876

Investments........................................................................               319,853         319,853
Other assets, net..................................................................                    --          53,177
Assets of discontinued operations..................................................                    --         684,503
                                                                                             ------------    ------------
          Total assets.............................................................          $    388,481    $  1,105,409
                                                                                             ============    ============


                        LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
  Accounts payable and accrued expenses............................................          $    563,413    $    660,229
                                                                                             ------------    ------------
       Total current liabilities...................................................               563,413         660,229

Long-term debt to related party, net...............................................                    --       1,918,200
Liabilities of discontinued operations.............................................                    --       8,620,235
                                                                                             ------------    ------------
          Total liabilities........................................................               563,413      11,198,664
                                                                                             ------------    ------------

Commitments and contingencies

Stockholders' deficit:
  Series B convertible preferred stock, $.01 par value:1,000,000 shares authorized; 24,000 issued and outstanding at March 31, 2002, none issued and
  outstanding at December 31, 2001.................................................                   240              --
  Common stock, $.01 par value; 60,000,000 shares authorized; 35,386,459 issued
  and outstanding at March 31, 2002 and December 31, 2001..........................               353,849         353,849
  Additional paid-in capital.......................................................            11,238,183       1,084,053
  Treasury stock, at cost; 74,908 shares...........................................              (317,421)       (317,421)
  Retained deficit.................................................................           (11,449,783)    (11,213,736)
                                                                                             ------------    ------------
          Total stockholders' deficit..............................................              (174,932)    (10,093,255)
                                                                                             ------------    ------------

           Total liabilities and stockholders' deficit.............................          $    388,481    $  1,105,409
                                                                                             ============    ============



                          See accompanying notes to the consolidated financial statements


                           WIRELESS WEBCONNECT!, INC.
                      (FORMERLY KNOWN AS INTELLICALL, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                                                            2002             2001
                                                                            ----             ----

Operating expenses:
  General and administrative.........................                   $   36,824       $       --
                                                                        ----------       ----------
     Total operating expenses........................                       36,824               --
                                                                        ----------       ----------

Operating loss from continuing operations............                      (36,824)              --
                                                                        ----------       ----------

Other income (expense):
    Interest expense.................................                      (38,653)              --
    Other income (expense), net......................                        9,474          (67,000)
                                                                        ----------       ----------
     Total other income (expense)....................                      (29,179)         (67,000)
                                                                        ----------       ----------

Loss from continuing operations before income taxes..                      (66,003)         (67,000)
Income tax benefit ..................................                           --               --
                                                                        ----------       ----------
Loss from continuing operations......................                      (66,003)         (67,000)
Loss from discontinued operations....................                     (170,044)        (663,800)
                                                                        ----------       ----------

Net loss ............................................                   $ (236,047)      $ (730,800)
                                                                        ==========       ==========

Loss per common share from continuing operations - basic
  and diluted........................................                   $       --       $     (.09)
                                                                        ==========       ==========

Loss per common share from discontinued operations - basic
  and diluted........................................                   $     (.01)      $     (.84)
                                                                        ==========       ==========

Net loss per common share - basic and diluted........                   $     (.01)      $     (.93)
                                                                        ==========       ==========

Weighted average common shares outstanding - basic and
  diluted............................................                   35,386,459          784,479
                                                                        ==========       ==========


                See accompanying notes to the consolidated financial statements



                                                    WIRELESS WEBCONNECT!, INC.
                                               (FORMERLY KNOWN AS INTELLICALL, INC.)
                                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                                  THREE MONTHS ENDED MARCH 31, 2002
                                                              (UNAUDITED)


                                        COMMON STOCK    PREFERRED STOCK   TREASURY STOCK    ADDITIONAL
                                        ------------    ---------------   --------------      PAID-IN       RETAINED
                                      SHARES   AMOUNT   SHARES  AMOUNT   SHARES    AMOUNT     CAPITAL        DEFICIT        TOTAL
                                      ------   ------   ------  ------   ------    ------     -------        -------        -----

Balance at December 31, 2001.....  35,386,459 $353,849       --    $ --  74,908 $(317,421) $ 1,084,053  $(11,213,736)  $(10,093,255)

Divestiture of WWC Florida.......                                                            8,169,028                    8,169,028

Conversion of related party debt
  to preferred stock ............                        24,000     240                      1,985,102                    1,985,342
Net loss.........................          --       --       --      --      --        --           --      (236,047)      (236,047)
                                   ---------- --------   ------    ----  ------ ---------  -----------  ------------   ------------
Balance at March 31, 2002........  35,386,459 $353,849   24,000    $240  74,908 $(317,421) $11,238,183  $(11,449,783)  $   (174,932)
                                   ========== ========   ======    ====  ====== =========  ===========  ============   ============














                See accompanying notes to the consolidated financial statements

                           WIRELESS WEBCONNECT!, INC.
                      (FORMERLY KNOWN AS INTELLICALL, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


                                                                                    2002            2001
                                                                                  --------        --------

Operating activities:
  Net loss.................................................                     $(236,047)      $(730,800)
  Adjustments to reconcile net loss from continuing
       operations to net cash provided by operating activities:
    Loss from discontinued operations......................                        170,044         663,800
  Amortization of deferred loan costs......................                          4,338              --
  Amortization of debt discount............................                          6,962              --
  Amendment to warrants - merger costs.....................                             --          67,000
   Changes in operating assets and liabilities:
  Increase in accounts payable.............................                         45,455              --
  Decrease in prepaid expenses and other current assets....                          9,248              --
                                                                                ----------      ----------
  Net cash used in operating activities....................                             --              --
                                                                                ----------      ----------

Investing activities:
  Cash received from divestiture of WWC Florida............                         30,000              --
                                                                                ----------      ----------
  Net cash provided by investing activities................                         30,000              --
                                                                                ----------      ----------

Net increase in cash.......................................                         30,000              --
Cash, beginning of period..................................                             --              --
                                                                                ----------      ----------
Cash, end of period........................................                     $   30,000      $       --
                                                                                ==========      ==========

Supplemental cash flow information:
  Cash paid for interest...................................                     $       --      $       --
                                                                                ==========      ==========
  Cash paid for income taxes...............................                     $       --      $       --
                                                                                ==========      ==========

Non-cash investing and financing activities:
  Issuance of stock to effect the merger (net of cash acquired)                 $       --      $ (209,000)
                                                                                ==========      ==========
  Divestiture of WWC Florida - increase in additional
  paid-in capital..........................................                     $8,169,028      $       --
                                                                                ==========      ==========
  Conversion of related party debt to preferred stock......                     $1,283,655      $       --
                                                                                ==========      ==========


                See accompanying notes to the consolidated financial statements

                           WIRELESS WEBCONNECT!, INC.
                      (FORMERLY KNOWN AS INTELLICALL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

NOTE 1 -- BASIS OF PRESENTATION, MERGER, BUSINESS AND GOING CONCERN

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

         At January 31, 2002, intercompany indebtedness between the Company and WWC Florida consisted of $1,011,200 owed by WWC Florida to the Company and $977,741 owed by the Company to WWC Florida. The Company and WWC Florida agreed to cancel all intercompany indebtedness and WWC Florida paid the Company $30,000. The Company and WWC Florida also agreed that in the event of a bankruptcy of the Company or WWC Florida, if the bankruptcy court were to rescind the cancellations of the intercompany indebtedness between the Company and WWC Florida, such cancellations shall be considered null and void.

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

         In June 1999, WWC issued 7% Convertible Notes in the aggregate principal amount of $2.0 million (the "Notes"). In connection with the Notes, WWC issued to Banca warrants to purchase approximately 856,000 shares of WWC's common stock. In March 2002, Banca agreed to convert the Notes, all accrued and unpaid interest on the Notes and all outstanding warrants into 24,000 shares of Series B Convertible Preferred Stock of the Company ("Series B Preferred Stock").

         On May 10, 2002, the Company acquired the WWC Shares from HomeMark pursuant to the above described option with HomeMark in exchange for the cancellation of the $20,000 payable by HomeMark to the Company. As a result of the exercise of this option in May 2002, Banca del Gottardo, through its holding 24,000 shares of Series B Preferred Stock representing approximately 62% of the outstanding voting securities of WWC, now controls the Company.

         On May 10, 2002, the previously announced reverse merger agreement with HomeMark was terminated. The Company has determined not to entertain any further discussions regarding the acquisition of HomeMark at this time, although it is still the intent of the board of directors to look for an attractive reverse merger candidate. WWC currently has no operations.

                           WIRELESS WEBCONNECT!, INC.
                      (FORMERLY KNOWN AS INTELLICALL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

NOTE 1 -- BASIS OF PRESENTATION, MERGER, BUSINESS AND GOING CONCERN (CONTINUED)

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

         WWC Florida was considered the accounting acquirer since the Former Shareholders controlled the Company through their holdings of approximately 62.5% of the combined outstanding shares of Common Stock and controlled the Company's Board of Directors. Because the Company was the legal acquirer, this was considered a "reverse acquisition." In addition, on March 15, 2001, the former employees of WWC Florida who became employees of the Company received options to purchase an aggregate of 1.8 million shares of Common Stock under the Company's 1991 Stock Option Plan. As of March 31, 2002, as a result of the unwinding of the merger, none of these options remain outstanding.

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



         Assets:
           Cash                                                         706
           Accounts receivable..............................            387
           Note receivable from WWC Florida.................          1,011
           Other current assets ............................             95
           Assets held for sale.............................            950
           Other assets.....................................            475
                                                                     ------
                 Total assets...............................          3,624
                                                                     ------

         Liabilities:
           Accounts payable.................................          1,056
           Accrued liabilities..............................            178
           Long-term debt to related party..................          1,893
                                                                     ------
                Total liabilities...........................          3,127
                                                                     ------

                     Net assets.............................         $  497
                                                                     ======


                            WIRELESS WEBCONNECT! INC.
                      (FORMERLY KNOWN AS INTELLICALL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

NOTE 1 -- BASIS OF PRESENTATION, MERGER, BUSINESS AND GOING CONCERN (CONTINUED)

BUSINESS AND GOING CONCERN

         WWC currently has no operations. It is the intent of the Remaining Directors to restructure and/or settle the liabilities owed by WWC and to look for an attractive reverse merger candidate.

         In connection with the restructuring, in March 2002, Banca converted all of its debt, accrued interest and all common stock warrants into preferred stock of the Company (see NOTE 4). The Company is currently in negotiations with its trade creditors to settle its remaining obligations.

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


NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         QUARTERLY REPORTING - Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to
Article 10 of Regulation S-X of the Securities and Exchange Commission. The accompanying unaudited condensed financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of the Company's financial position and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. These condensed financial statements should be read in conjunction with the financial statements for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-K.

         BASIC AND DILUTED NET INCOME (LOSS) PER SHARE - Basic earnings per share is computed using the weighted average number of shares of Common Stock outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per common share is the same as basic earnings per common share for the three months ended March 31, 2002, due to the net loss. As of March 31, 2002, the Company had 2.1 million and .5 million of outstanding common stock options and warrants to purchase common stock, respectively.

         RECENT ACCOUNTING PRONOUNCEMENTS - Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), is effective July 1, 2001 and prohibits pooling-of-interests accounting for acquisitions. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), is effective January 1, 2002 and includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing future impairments of goodwill. Adoption of SFAS 141 and SFAS 142 did not have a material impact on the Company's financial position, results of operations or cash flows.

                            WIRELESS WEBCONNECT! INC.
                      (FORMERLY KNOWN AS INTELLICALL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS retains the fundamental provisions of generally accepted accounting principles with respect to the recognition and measurement of long-lived asset impairment contained in Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." However, SFAS 144 provides new guidance intended to address certain significant implementation issues associated with SFAS 121, including expanded guidance with respect to appropriate cash flows to be used to determine whether recognition of any long-lived asset impairment is required, and, if required, how to measure the impairment. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Adoption of SFAS 144 did not have a material impact on the Company's financial position, results of operations or cash flows.


NOTE 3 -- DISCONTINUED OPERATIONS

         As a result of the unwinding of the WWC Florida merger (see NOTE 1), the Company has classified WWC Florida's operations as "Net loss from Discontinued Operations". WWC Florida provided high-speed wireless data solutions and generated its revenue as a wireless Internet service reseller selling services and wireless modems. The condensed summary of operations for discontinued operations for the three months ended March 31, 2002 and 2001, and condensed balance sheet data for discontinued operations at December 31, 2001, is as follows (in thousands):



                                                                      2002         2001
                                                                     -----        ------
    CONDENSED SUMMARY OF OPERATIONS:
        Total revenues.....................................          $  45        $4,096
        Total operating expenses...........................            216         4,760
                                                                     -----        ------
        Operating loss.....................................           (171)         (664)
        Other income, net..................................              1            --
                                                                     -----        ------
        Net loss from discontinued operations..............          $(170)       $ (664)
                                                                     =====        ======




                                                             DECEMBER 31, 2001
                                                             -----------------
        CONDENSED BALANCE SHEET DATA:
              ASSETS:
               Cash........................................        $  423
               Accounts receivable.........................             2
               Inventory...................................            24
               Prepaid expenses and other current assets...             1
               Property and equipment and other assets ....           235
                                                                   ------
               Net assets of discontinued operations.......        $  685
                                                                   ======
              LIABILITIES:
               Accounts payable and accrued expenses.......        $4,967
               Customer liabilities........................         3,075
               Notes payable...............................           578
                                                                   ------
               Net liabilities of discontinued operations..        $8,620
                                                                   ======


                            WIRELESS WEBCONNECT! INC.
                      (FORMERLY KNOWN AS INTELLICALL, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


NOTE 4 -- LONG-TERM DEBT TO RELATED PARTY AND EARLY EXTINGUISHMENT OF DEBT:

         The Company's debt as of December 31, 2001, consisted of the following (in thousands):



       7% Convertible subordinated notes, due 2004 to Banca del Gottardo..................           $ 2,000
       Less: Unamortized debt discount....................................................               (82)
                                                                                                     -------
                Total long-term debt......................................................           $ 1,918
                                                                                                     =======


         On March 12, 2002, Banca converted the $2.0 million, 7% convertible note, accrued interest and approximately 856,000 common stock warrants into 24,000 shares of the Company's Series B Convertible Preferred Stock. The transaction was recorded as an increase in preferred stock and additional paid-in capital given Banca's status as the controlling shareholder of the Company. The outstanding balances of debt, accrued and unpaid interest and unamortized debt costs and unamortized discount as of March 11, 2002, were as follows (in thousands):



                   Long-term debt..........................    $2,000
                   Unamortized debt discount...............       (75)
                   Accrued interest........................       109
                   Unamortized debt costs..................       (49)
                                                               ------
                      Net..................................    $1,985
                                                               ======


NOTE 5 -- SUBSEQUENT EVENTS

         On May 10, 2002, the Company acquired 20,494,959 shares of its common stock from E-Home.com, Inc., a Texas Corporation doing business as HomeMark pursuant to an option received by the Company in connection with its previously announced divestiture of its wholly-owned subsidiary, Wireless WebConnect!, Inc., a Florida corporation. The Company acquired the WWC Shares in exchange for the cancellation of a promissory note in the principal amount of $20,000 payable by HomeMark to the Company. Prior to the exercise of this option, HomeMark had control of the Company through their aggregate holdings of approximately 62.5% of the voting securities of the Company. As a result of the exercise of this option in May 2002, Banca, though holding 24,000 shares of Series B Preferred Stock representing approximately 62% of the outstanding voting securities of the Company, now has control of the Company.

         On May 10, 2002, the previously announced reverse merger agreement with HomeMark expired. The Company has determined not to entertain any further discussions regarding the acquisition of HomeMark at this time, although it is still the intent of the board of directors to look for an attractive reverse merger candidate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS-CAUTIONARY STATEMENTS

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


RESULTS OF OPERATIONS
---------------------

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements of the Company, the Notes thereto and information included elsewhere in this report. It should also be noted that since WWC Florida was not a public entity before it was merged with the Company and the merger was subsequently unwound, all of the results of operations for WWC Florida for the three months ended March 31, 2002 and 2001 are reflected in net loss from discontinued operations.

         GENERAL AND ADMINISTRATIVE. General and administrative expense of $36,824 for the three months ended March 31, 2002, represents directors and officers insurance and minimal administrative costs including contract labor.

         INTEREST EXPENSE. Interest expense of $38,653 for the three months ended March 31, 2002, represents interest on the Banca debt, the related amortization of debt costs and debt discount to March 12, 2002, the date of the conversion to preferred stock.

         OTHER INCOME (EXPENSE). Other income for the three months ended March 31, 2002, represents, primarily, dividend income from the 3,000 shares of Series B preferred stock in ILD Telecommunications, Inc.

         LOSS FROM DISCONTINUED OPERATIONS. The loss from discontinued operations for the three months ended March 31, 2002, was $170,044 compared to a loss from discontinued operations of $663,800 for the three months ended March 31, 2001. The decrease in the loss from 2001 to 2002 reflects the wind down of operations of WWC Florida as a result of the Metricom, Inc. bankruptcy filing in July 2001 and the subsequent shut down the Ricochet network in August 2001.

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

(g)2.1 Stock Purchase and Exchange Agreement, dated as of February 1, 2002, entered into by and among Wireless WebConnect!, Inc., a Delaware corporation, E-Home.com, Inc., a Texas corporation doing business as HomeMark, the undersigned stockholders of Parent, and Wireless WebConnect!, Inc., a Florida corporation.

(e)2.2 Agreement and Plan of Merger by and between the Company, WWC Acquisition, Inc. and Wireless WebConnect!, Inc. dated August 29, 2000.

(h)2.3 Business Relationship Restructuring Agreement dated as of March 2002, by and between Wireless WebConnect!, Inc. and Banca del Gottardo.

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

(h)3.6 Certificate of Designations, Preferences, Rights and Limitations of Series B Convertible Preferred Stock of Wireless WebConnect, Inc.

(a)4.1  Specimen certificate for Common Stock of the Company.

-----------


(a) Incorporated by reference from the Company's Form S-1 filed August 28, 1987, file no. 33-15723.
(b) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.
(c) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
(d) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
(e) Incorporated by reference from the Company's Definitive Proxy Statement filed on Form DEFM14A on February 14, 2001.
(e) Incorporated by reference from the Company's Definitive Proxy Statement filed on Form DEFM14A on February 14, 2001.
(f) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2001.
(g) Incorporated by reference from the Company's Current Report on Form 8-K filed on February 14, 2002.
(h) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.



         (b)      Reports on Form 8-K:

         Changes in Control of Registrant and Other Events filed May 10, 2002.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          WIRELESS WEBCONNECT!, INC.



                                   /s/ John J. McDonald
                                   ---------------------------------------------
                                      John J. McDonald
                                      CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE
                                      OFFICER (Principal Executive and Financial
                                      Officer)



Date:  June 17, 2002